Form 10-K
period 2003-12-31
SUPERIOR ESSEX INC
filed 2004-03-29
CIK 1271193

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-50514

SUPERIOR ESSEX INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0282396 (I.R.S. Employer Identification No.)
150 Interstate North Parkway Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

Registrant's telephone number, including area code (770) 657-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Over the Counter Bulletin Board

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        At March 12, 2004, the registrant had 16,830,000 shares of common stock, par value $.01 per share, outstanding. The registrant was incorporated in September 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

        In this Form 10-K, the following terms have the meanings indicated below:

  •
  unless the context otherwise requires, the terms "we," "us" and "our," as well as the term "Superior Essex," refer to (1) Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries discussed in this Form 10-K, and (2) Superior Essex and its subsidiaries and Superior TeleCom Inc. and its subsidiaries with respect to financial results for 2003.

  •
  "Superior TeleCom," unless the context otherwise requires, refers to Superior TeleCom Inc. and its subsidiaries and the business carried on by them prior to November 10, 2003.

  •
  "Superior Essex Holding" refers to Superior Essex Holding Corp., Superior Essex's wholly owned subsidiary.

  •
  "Superior Essex Communications" refers to Superior Essex Communications LLC, Superior Essex Holding's wholly owned subsidiary.

  •
  "Essex International" refers to Essex International Inc., Superior Essex Holding's wholly owned subsidiary.

  •
  "Essex Group" refers to Essex Group, Inc., Essex International's wholly owned subsidiary.

Item 1. Business

General

        We are one of the largest wire and cable manufacturers in North America based on revenues and enjoy number one market share positions in North America in our core copper communications cable and magnet wire businesses. Superior Essex, a Delaware holding company, was formed to acquire and conduct the business formerly conducted by Superior TeleCom. Prior to December 11, 2002, Superior TeleCom also manufactured wire and cable products for the electrical markets. Based on sales, we are a leading manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and insulation materials to major original equipment manufacturers, or OEMs, and, through our distribution operations, to small OEMs and the motor repair industry. Our magnet wire products are used in industrial, automotive and other motor applications, power transformers and generators, and electrical coils and controls. We manufacture and supply over 30,000 copper, aluminum, fiber optic and composite wire and cable products. In each of our core markets, we believe we offer our customers the largest single source in North America for their respective copper communications cable and magnet wire needs.

        We are one of the leading suppliers of communications cable for telephone local loop applications with a complete offering of copper and fiber optic cable products for our customers. We are the only manufacturer in North America to produce both copper and fiber optic cable products from a single facility and believe this production strategy gives us a cost advantage over certain of our competitors. Through our four production facilities, we are well positioned to efficiently adjust production levels to respond to changing industry conditions.

        In our magnet wire business, we differentiate ourselves through vertical integration by manufacturing a substantial portion of our own copper rod from copper cathode, and formulating and producing our own enamel coating products. Controlling our own copper and enamel production, we believe, gives us a distinct advantage over certain of our competitors in terms of higher quality, and along with our economies of scale, contributes to our standing as a low-cost producer in our core markets. In addition, we are the only North American magnet wire manufacturer to own a national distribution channel. We believe that our Essex Brownell distribution operations, through which we distribute magnet wire, insulation and a full line of complementary electrical accessory products, provides us with a unique ability, among the major North American magnet wire producers, to serve as a single source supplier to the motor repair and small OEM markets.

        We also convert copper cathode to copper rod for sale to other wire and cable manufacturers. We operate 16 manufacturing facilities in the United States, United Kingdom and Mexico.

        Financial information about our business segments and foreign operations is included in Note 19 to the accompanying audited consolidated financial statements for the period November 11, 2003 to December 31, 2003, and for Superior TeleCom for the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001.

        Our principal executive offices are located at 150 Interstate North Parkway, Atlanta, Georgia 30339 and our telephone number is (770) 657-6000.

Our Products and Markets

        We divide our business operations into three business segments, based on the principal markets that we serve.

        The principal products, principal applications and customers of each of our business segments are summarized in the following table:

Business Segments	Principal Products	Principal Applications	Customers
Communications Cable	Copper outside plant (OSP) wire and cable Fiber optic OSP and composite cable Copper and fiber optic premise wire and cable

Outside plant applications,
including:
•  Voice and data transmission in the local loop;
•  Trunking and feederapplications in local exchange, CATV and metropolitan rings; and
•  Local exchange distribution and service wire
Premise product applications, including:
•  Homes, home offices and offices;
•  Central office switching; and
		• Local area networks (LANs) and wide or wireless area networks (WANs)	Regional Bell operating companies (RBOCs) Other major independent telephone companies CATV operators Distributors Campus networks Corporate IT departments Systems integrators
Magnet Wire and Distribution	Over 2,000 types of magnet wire (copper and aluminum) Fabricated insulation products	Industrial motor applications Automotive applications Power transformers and generators Appliances Electrical coils and controls Motor repair	Global OEMs (industrial, power, automotive and appliance) Small OEMs (power tool and small appliance) Motor repair shops Distributors
Copper Rod	Continuous cast copper rod products	Basic raw material used in the copper wire and cable industry	Internal use Third party copper wire and cable producers

Our Competitive Strengths

        We believe that our competitive strengths include the following:

        Leading market positions.    We are the leading operator in our core businesses. Based on sales, we are the largest manufacturer of copper OSP communications wire and cable in North America and currently have an approximate 40% North American market share of copper OSP products used by telephone companies in the local loop. With an approximate 30% North American market share, we are the leading supplier of magnet wire, as measured by copper equivalent pounds sold. We also own and operate the largest national distributor of magnet wire and related products, Essex Brownell.

        Strong relationships with a diverse, high quality customer base.    The customers in our core businesses include the market leading companies in a diverse range of large end markets, many of who represent the consolidators in their industry. We supply our products to RBOCs, other major independent telephone companies, CATV operators, global and regional OEMs, systems integrators and distributors, among others.

        We distribute our communications cable products to three of the four RBOCs, which, along with Sprint, accounted for 57% of our communications cable business segment net sales in 2003. In the communications cable business segment, we are strategically positioned as the "last mile" cabling supplier to our telephone company customers. By defining our role through market application, rather than specific products, we believe we are better positioned to serve our customers' multiple needs. For example, we are BellSouth Corporation's leading supplier of copper cable, fiber cable and composite cable products. We believe we are uniquely positioned to provide our communications cable customers with the most comprehensive offering of products. Furthermore, our product depth and breadth makes us an attractive supplier to major distributors such as Graybar Electric and Anixter International Inc., which supply more than 1,200 independent telephone companies.

        Key customers of our magnet wire products include A.O. Smith, Bosch, Cooper Industries, Cummins Power Generation, Delphi, Emerson, Howard Industries, Tecumseh Products and Visteon, among others. Through our magnet wire and distribution business segment, we directly and indirectly serve over 6,000 customers. In 2003, the top 10 magnet wire customers represented 38% of our magnet wire and distribution segment net sales.

        In addition to selling magnet wire products directly to OEMs and other customers, we sell through our own distribution channel, Essex Brownell, the largest magnet wire distributor in North America. Essex Brownell also distributes products from over 400 other vendors, allowing it to serve as a one-stop shop for its diversified customer base. Our distribution business generates a higher profit margin than direct sales to our large customers.

        Low cost producer.    As a result of our number one market share positions in North America in our core communications cable and magnet wire and distribution businesses, we believe we benefit from greater economies of scale that lead to cost advantages versus our competitors. Our volume levels and manufacturing flexibility help to generate more efficient capacity utilization, which we believe is the highest in the industry, and cost absorption.

        In our communications cable segment, we are able to lower our production cost of fiber optic cable by co-locating fiber and copper product production in a single manufacturing facility.

        As a vertically integrated manufacturer of magnet wire products, we are the only North American magnet wire manufacturer that formulates and produces its own enamel. Our unique technology and the ability to control our formulation and production of enamel, along with our own internal production capabilities of copper rod, help us to maintain our position among North America's low-cost producers of magnet wire products.

        To maintain our low cost position, we continuously focus on optimizing our manufacturing operations in order to improve efficiencies. This ongoing focus is expected to help us maintain our low manufacturing cost structure, reduce waste and inventory levels, improve cycle times and maintain a high level of customer service.

        Product quality.    We believe the quality and recognition of Superior Essex brand products are well established in North America and in other areas of the world and position us as a preferred supplier of communications cable and magnet wire products. We work closely with our major customers to continually enhance, improve and innovate our product offering. We control the quality of a significant portion of our primary raw material, copper rod, by producing half of our internal needs. We source the raw materials that enable us to manufacture our internally formulated enamel coating, which we believe leads to a superior quality product versus many of our competitors.

        As a result of our long-standing commitment and ongoing effort to meet the highest standards of quality and service, our communications cable operations have been repeatedly recognized through numerous customer awards, including recent awards from two of our largest customers, Verizon Communications and BellSouth Corporation. We are also consistently recognized as the supplier of magnet wire products with the best quality and consistency in the industry, as measured by customer returns.

        Experienced management team.    Our management team includes individuals with significant operating experience in the copper wire and cable industry, as well as individuals with extensive backgrounds and established relationships within our core markets. Our management team has substantial experience in identifying and integrating new businesses, as well as rationalizing existing operations, in order to achieve operating efficiencies.

Our Business Strategy

        Pursue growth.    We will continue our focus on organic growth by leveraging our leadership position in our core communications cable and magnet wire businesses. We believe we are well positioned with our customers as the supplier of choice with a complete product offering. We will also continue our efforts to gain entry with new customers by leveraging our core market leading positions, quality and expertise.

        We regularly analyze strategic opportunities. As the leading operator in our core markets, we believe we are well positioned to benefit from consolidation and contraction of manufacturers and suppliers in our primary markets. We believe that our experienced management team and our scalable infrastructure give us the capability to identify and successfully integrate opportunistic acquisitions.

        Align our businesses to maximize value and growth.    Over the last several years, many of our magnet wire customers have sought to take advantage of lower cost labor by shifting their manufacturing to regions such as Mexico and China. We believe it is important to align our capabilities to match the needs of our customers. Our Torreon, Mexico manufacturing facility is strategically located to service our major U.S. OEM customers with Mexican manufacturing locations as well as to service new market opportunities in Mexico, Central America and South America. As a result of our expectations for growth in this region, we built our Torreon facility such that production capacity can be doubled to meet future demand with relatively small additional investment. We continue to explore future opportunities, such as China, where our presence would better align our businesses with that of our customers' and also serve as entry into faster growing markets.

        Improve operating efficiency and productivity.    We continue to evaluate our operating efficiency and productivity and are focused on maintaining our low-cost position in our core businesses. Recent initiatives have included rationalization of manufacturing facilities and product lines, consolidation of distribution locations, co-location of production of different products to single facilities, improvement in sourcing materials and inventory management, increasing production yields and minimizing waste, among others. Within our magnet wire segment, we are currently in the process of completing our initiative of migrating our systems from mainframe to client server software, which will further reduce costs.

        Continued product innovation and development.    We are committed to continuously improving and developing our product offerings in our core business segments. We operate research and development facilities dedicated to improving our product quality and maintaining our low-cost advantage. Research and development efforts in our communications segment are primarily focused on product cost-reduction activities and development of fiber optic and premise product lines. Our metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancements of enamels and their application in the magnet wire manufacturing process.

Chapter 11 Filing and Reorganization

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were jointly administered (Case No. 03-10607). Superior TeleCom managed its properties and operated its businesses as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Superior TeleCom's United Kingdom and Mexican operations were not included in the Chapter 11 filings.

        Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications and magnet wire sectors caused by, among other things, substantial spending reductions by the regional Bell operating companies, sometimes referred to as RBOCs, and independent telephone operating companies.

        At the time of the Chapter 11 bankruptcy filing, Superior TeleCom had approximately $892 million of senior secured debt under a then existing senior credit facility and approximately $230 million of principal and accrued and unpaid interest under then existing senior subordinated notes. In addition, prior to the Chapter 11 filing, Superior TeleCom's operating activities were also financed through an accounts receivable securitization facility. On March 4, 2003, Superior TeleCom received interim Bankruptcy Court approval of $95 million of a $100 million DIP credit facility for working capital needs and other general corporate purposes (including repayment of the accounts receivable securitization facility), and on May 16, 2003, Superior TeleCom received final Bankruptcy Court approval for the full $100 million DIP credit facility.

        As part of Superior TeleCom's Chapter 11 proceedings, it filed its original Joint Plan of Reorganization and related disclosure statement on July 30, 2003. On August 28, 2003, Superior TeleCom filed an amended Joint Plan of Reorganization and disclosure statement. As further modified, the amended plan, which was the product of extensive discussion with certain of the largest holders of Superior TeleCom's senior secured debt and others, was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, our senior secured revolving credit facility, our senior notes or any agreement, instrument or indenture relating thereto, on or after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in Superior Essex, are free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, Superior Essex began operating its business without supervision or approval by the Bankruptcy Court.

        The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

  •
  the distribution to Superior TeleCom's senior secured debt holders or their transferees of (1) 16,500,000 shares of common stock of Superior Essex, representing 100% of the outstanding common stock of Superior Essex, (2) 5,000,000 shares of series A non-convertible preferred stock of Superior Essex Holding, which we refer to as the "series A preferred stock," and (3) $145 million principal amount of 9 1/2% secured second lien senior notes jointly issued by Superior Essex Communications and Essex Group, having a five-year term, which we refer to as the "senior notes;"

  •
  the distribution to holders of Superior TeleCom's senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of common stock of Superior Essex at a price of $25.00 per share;

  •
  the payment of $3,000,000 in cash to holders of general unsecured claims against Superior TeleCom;

  •
  the consummation of a new $120 million senior secured revolving credit facility, to (1) fund repayment of the "debtor-in-possession," or DIP, credit facility and certain expenses relating to the plan of reorganization, (2) provide for working capital needs, (3) fund debt service on the senior notes of Superior Essex Communications and Essex Group and Superior Essex Holding's series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of our business;

  •
  the cancellation of all pre-bankruptcy senior secured debt of Superior TeleCom;

  •
  the cancellation of all pre-bankruptcy senior subordinated notes of Superior TeleCom;

  •
  the cancellation of all 8 1/2% convertible subordinated debentures of Superior TeleCom, which had previously been distributed to holders of the 8 1/2% trust convertible preferred securities of Superior Trust I in liquidation of that trust;

  •
  the cancellation of all equity and debt interests held in Superior TeleCom by The Alpine Group, Inc., or Alpine, Superior TeleCom's former principal stockholder;

  •
  the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of such common stock;

  •
  the ability to issue stock options and/or restricted stock for up to 1.8 million shares of common stock of Superior Essex under Superior Essex's Stock Incentive Plan, with the allocation of awards to be effected by Superior Essex's board of directors following the effective date of the plan of reorganization; and

  •
  the implementation of equity awards to the independent directors of Superior Essex as part of Superior Essex's Stock Incentive Plan.

Organizational History

        We were incorporated under Delaware law in 2003 to acquire, pursuant to Superior TeleCom's plan of reorganization, and conduct the business formerly conducted by Superior TeleCom. Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of Alpine. In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., or DNE, was contributed to Superior TeleCom. Immediately thereafter, Superior TeleCom completed an initial public offering of its common stock, as a result of which Alpine's common stock ownership position in

Superior TeleCom was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine's common stock interest in Superior TeleCom at December 31, 2002 and through November 10, 2003 was 48.9%. The plan of reorganization provided for the cancellation of all outstanding shares of common stock of Superior TeleCom, including those held by Alpine, and Alpine had no equity ownership in Superior Essex as of the effective date of the plan of reorganization.

Recent Developments—Announcement of Belden Asset Acquisition

        On March 18, 2004, we announced an agreement to acquire certain assets from operating subsidiaries of Belden Inc. (Belden) related to their North American copper OSP communications wire and cable business (the Belden Asset Acquisition). Under the terms of our agreement, we will acquire inventories, selected machinery and equipment and, subject to customer approval, certain customer contracts related to a portion of Belden's communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10.0 million to be made nine months after closing based on business relationships successfully transitioned to us). Belden will retain its manufacturing facilities and all employees along with all of the associated liabilities, including, among others, accounts payable, any employee related obligations, plant shutdown costs and environmental obligations.

        For the year end December 31, 2003, Belden reported revenues of $202.4 million from its North American copper OSP communications wire and cable operations and an operating loss of $109.4 million, including a $92.4 million non-cash asset impairment charge. Although there can be no assurance, we believe we can retain a significant portion of the revenues related to Belden's North American OSP communications wire and cable operations. We believe that this proposed acquisition represents an attractive opportunity for us to develop new customer relationships and increase our level of business with existing customers in the copper OSP communications business. We further believe we will be able to generate meaningful cost benefits from manufacturing efficiencies and greater capacity utilization (including savings, among other things, related to absorption of fixed manufacturing and plant administrative expenses) and will be able to leverage our existing sales and administrative infrastructure and thereby increase revenues without a proportionate increase in selling, general and administrative expense.

        Completion of the Belden Asset Acquisition is subject to closing conditions, including the receipt of governmental approvals and the expiration of waiting periods under the Hart-Scott-Rodino Act. In addition, we must also obtain the consent of the holders of the indebtedness under our senior secured revolving credit facility prior to consummating this transaction.

Acquisitions and Dispositions

        In 1998 and 1999, Superior TeleCom acquired Essex International. As a result of this acquisition, Superior TeleCom became the largest wire and cable manufacturer in North America and one of the largest wire and cable manufacturers in the world based on revenues.

        In 1998, Superior TeleCom expanded its international operations by acquiring a 51% controlling interest in Cables of Zion United Works, Ltd., or Cables of Zion, an Israel based cable and wire manufacturer whose primary products included fiber and copper communications wire and cable and power cable. During 1998 and 1999, Cables of Zion acquired two other wire and cable companies in Israel, Cvalim-The Electric Wire & Cable Company of Israel Ltd., or Cvalim, and Pica Plast Limited, or Pica Plast. As a result of these acquisitions, Cables of Zion, which changed its name to Superior Cables Ltd., or Superior Israel, became the largest wire and cable manufacturer in Israel with an approximate 80% market share.

        On December 11, 2002, Superior TeleCom sold the following assets and securities to Alpine Holdco Inc., or Alpine Holdco, a newly formed subsidiary of Alpine: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however, any secured debt), of Superior TeleCom's electrical wire business, which we sometimes refer to as the Electrical Group; (2) all of the outstanding shares of capital stock of DNE, a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Israel. We sometimes refer to this sale as the Electrical Sale. The sales price for the Electrical Sale was approximately $85 million in cash, plus the issuance to Superior TeleCom of a warrant to purchase 19.9% of the common stock of Essex Electric, a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. In addition, pursuant to a securityholders agreement among Essex Electric, Alpine Holdco and Superior TeleCom, preemptive rights were granted to Superior TeleCom to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom's ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. On July 30, 2003, Superior TeleCom received notice of its right to invest in its pro rata share (19.9%) of a proposed equity offering of up to $2.4 million by Essex Electric. Superior TeleCom exercised its right and invested $0.5 million in this offering and as a result now owns 169 shares of Essex Electric, or 10.2% of the total outstanding shares of Essex Electric. In addition, Superior Essex continues to hold a warrant to purchase an additional 9.7% of the common stock of Essex Electric on a fully diluted basis. Superior TeleCom retained a 3% equity interest in Superior Israel, which Superior Essex acquired in accordance with the plan of reorganization.

Communications Cable

        The communications cable segment of our business develops, manufactures and markets the following communications wire and cable products to telephone companies, CATV companies, distributors and system integrators:

(1)
OSP products, including (i) copper wire and cable for voice and data transmission used in the distribution, or local loop portion, of the telecommunications infrastructure, principally by the LECs (which include the RBOCs and large independent telephone companies); (ii) fiber optic cable products used principally for trunking and feeder applications in local exchange, CATV and metropolitan rings; and (iii) composite (or hybrid) cables, which consist of fiber optic/twisted pair and coaxial/twisted pair cables, for local loop, distribution and service wire applications; and

(2)
premise wire and cable products, including copper and fiber optic cables used within buildings to provide connectivity for telecommunications networks, LANs, WANs and switching structures to connect various electronic switching and testing components.

        We are the largest manufacturer of copper OSP communications wire and cable in North America, based on sales, and currently have an approximate 40% market share of the total North American copper OSP products market. We estimate that we have an approximate 15% market share of local loop fiber optic OSP cable products sold to telephone companies. We began selling fiber optic OSP cable products in 1999 and have successfully improved our market position in each year, notwithstanding contracting demand for fiber optic cable products.

        OSP Products.    OSP product revenues were $285.4 million, $293.5 million and $504.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The declining trend in revenues reflects the substantial infrastructure spending reductions initiated by the RBOCs and independent telephone operating companies commencing in the latter half of 2001 and continuing through 2003. In addition, four of the major telephone operating companies experienced negative access line growth in the local loop in 2001, 2002 and 2003, which contributed to reduced demand for OSP products. Forecasts for capital spending by major telephone operating companies for 2004 are expected to continue to be well below historical levels, with some improvement forecasted in 2004 as compared to 2003. Demand for fiber optic OSP cable has declined significantly since 2001 due to the substantial overbuilding of long haul fiber optic networks by emerging, as well as established, long distance companies and, to a lesser degree, reductions in capital budgets of CATV operators and major telephone companies.

        The majority of our OSP product sales relate to copper OSP products. Copper wire and cable are the most widely used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office.

        Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitate replacement of existing utilities including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business. Competitive alternatives to traditional telephone service, such as wireless and cable telephony, have had a negative impact on the demand for copper OSP wire and cable, and these threats are not expected to diminish and may increase. Additionally, the RBOCs have been forced, through government regulations, into wholesaling of their cabling infrastructure to competitors and this practice has negatively impacted the capital spending of these companies on copper OSP wire and cable.

        The local loop comprises approximately 185 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a substantial portion of all local loop lines and systems continues to be copper based. We believe that in the local loop, copper based networks require significantly lower installation costs than other alternative networks such as fiber optics.

        Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth intensive telecommunications services, such as integrated voice and data, digital subscriber lines, or DSL, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity and other specialized bandwidth intensive applications, all of which can now be provided over the copper based local loop network.

        Our copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Our copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

        The fiber optic OSP cables we manufacture can be used in a variety of installations, such as aerial, buried and underground conduit, and can be configured with two to 288 fibers. These cables are sold to our traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies and campus networks.

        Superior TeleCom was historically a key supplier of copper OSP wire and cable to the RBOCs and Sprint Corporation. It is estimated that the RBOCs and Sprint comprise approximately 66% of the North American copper OSP market. The remaining North American market is comprised of more than 1,200 smaller independent telephone companies. For years ended December 31, 2003, 2002 and 2001, 65%, 66% and 57% of Superior TeleCom's and our OSP product net sales were to the RBOCs and Sprint. We sell to the RBOCs and major independent telephone companies through a direct sales force.

        Our sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have us supply a certain portion of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2003, we had multi-year arrangements with three of the four RBOCs and with Sprint.

        Premise Products.    Premise product revenues were $54.9 million, $57.8 million and $65.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Demand for premise products declined approximately 13% in 2002 as compared to 2001 and 34% as compared to 2000, with an attendant impact on the pricing in these markets. Demand for these products continued to decline in 2003. Reduction in demand for premise products is principally associated with reductions in overall investments in telecom projects and commercial office construction, including reduced spending for computer networks and other information technology infrastructure projects.

        Premise wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communications and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premise wire and cable products is dependent upon new office building construction, technological upgrades of existing office buildings networks and residential construction.

        There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printer and file servers, to form a network.

        Four major types of cables are currently deployed in premise applications: (i) LAN copper twisted pair (unshielded twisted pair, or UTP, and shielded twisted pair, or STP), (ii) LAN fiber optic cable, (iii) LAN coaxial cable and (iv) voice-grade twisted copper pair.

        Our current premise wire and cable product offerings include high performance data transmission cables (Category 6 and Category 5e) ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) environments. Our fiber optic premise cables contain from one to 144 fibers and are used for trunking or distribution applications.

        Our premise wire and cable products are sold primarily through major national distributors, international distributors, and smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets. The premise wire and cable market is fragmented, with more than 25 premise wire and cable manufacturers in North America and more than 75 worldwide.

        Superior Israel.    As previously discussed, during 1998, Superior TeleCom acquired 51% of the outstanding common stock of Cables of Zion, an Israeli wire and cable company. Cables of Zion, in subsequent transactions, acquired the businesses and certain operating assets of Cvalim and Pica Plast. On December 11, 2002, in connection with the Electrical Sale, Superior TeleCom sold 47% of Superior Israel to Alpine Holdco. We continue to own a 3% equity interest in Superior Israel.

        Superior Israel's major product offerings included: (1) communications cable including copper and fiber optic OSP and premise products; (2) high and medium voltage power cable utilized by power utilities; and (3) industrial and automotive wire and cable.

        DNE Systems.    The communications cable segment's operations also included the operations of DNE for periods prior to December 11, 2002, when DNE was sold to Alpine Holdco. DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales were not material in relation to the total net sales of the communications cable segment.

Magnet Wire and Distribution

        Our magnet wire and distribution segment of our business develops, manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls. We also distribute, to small OEMs and motor repair facilities, magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties. We market our products internationally to global OEMs and through authorized distributors.

        In 1998, Essex International, prior to its acquisition by Superior TeleCom, acquired BICC's United Kingdom based magnet wire operations. This business is the largest manufacturer of magnet wire in the United Kingdom, as measured by copper equivalent pounds sold. We also have a magnet wire manufacturing facility strategically located in Torreon, Mexico to service major U.S. OEM customers with Mexican manufacturing locations as well as to service new market opportunities in Mexico, Central America and South America. We also distribute insulation and other accessory products to customers in Mexico from this location. The Torreon facility supports both maquiladora companies as well as Mexican national companies. The magnet wire and distribution segment operates seven global magnet wire manufacturing plants, six insulation fabricating plants and 23 warehousing and distribution locations in North America and the United Kingdom.

        Magnet Wire/Winding Wire.    With an approximate 30% North American market share, we are the leading supplier of magnet wire, as measured by revenues and copper equivalent pounds sold. Magnet wire is enamel coated copper or aluminum wire that is wound into coils and used in electrical motors, controls, switches and other electronic devices. The principal end market applications include motors used in industrial, automotive and other applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications. We offer a comprehensive line of magnet wire products including over 2,000 types of magnet wire ranging in diameter from 4 gauge to 46 gauge. For the years ended December 31, 2003, 2002 and 2001, sales of magnet wire accounted for 74%, 76% and 74%, respectively, of the magnet wire and distribution segment's net sales.

        Due to the weak industrial economic environment, the North American market for magnet wire declined by approximately 12% during 2001 and 7% in 2002 resulting in a reduction in net sales of magnet wire products during this period. This overall decrease was driven by the weak industrial sector as well as the shift of manufacturing by certain customers to lower cost labor regions such as China. Despite some stabilization of the industrial sector in 2003, demand for magnet wire in North America continued to decline in 2003, due to continued weak demand and continuing customer migration to lower cost foreign suppliers.

        In 2002, in response to reduced demand, Superior TeleCom closed its Rockford, Illinois facility and shifted production to other existing cost-effective plants, including Torreon, Mexico, Vincennes, Indiana, Franklin, Tennessee and Franklin, Indiana. In addition, two major competitors also either completed or are in the process of closing manufacturing facilities and consolidating manufacturing capacity.

        We work closely with global OEMs to develop new magnet wire products and enhancements to existing products for applications in energy efficient motors, generators and transformers. These products include inverter duty magnet wire for use by OEM motor manufacturers where high voltage spikes are encountered and wire with additional abrasion resistance and thermal protection for use in severe motor/generator winding applications and for form wound coils made with rectangular cross section wire. We believe that we are an industry leader in effective product packaging and palletizing resulting in reduced freight damage, environmental issues and overall costs for the customer and us. In addition, we believe our ability to formulate and produce our own enamel coatings allows us to distinguish ourselves in terms of quality and low-cost production relative to our competitors.

        Our magnet wire strategy is built upon the foundation of sales to major OEMs through quality products, strategic sales and marketing efforts, technical and customer service and long-term relationships. Our largest OEM customers include, among many others, A.O. Smith, Bosch, Cooper Industries, Cummins Power Generation, Delphi, Emerson, Howard Industries, Tecumseh Products and Visteon. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer's total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the years ended December 31, 2003, 2002 and 2001, approximately 82%, 83% and 84%, respectively, of magnet wire sales were pursuant to such supply arrangements.

        Essex Brownell Distribution and Accessory Products.    Within our magnet wire and distribution segment, we control the largest national distribution channel for magnet wire and related products. Our Essex Brownell distribution operations provide a single source for motor repair businesses and smaller OEMs to purchase all of their magnet wire, insulation and related accessory product needs. We also manufacture various fabricated insulation products that are primarily marketed and distributed by Essex Brownell. The Essex Brownell distribution operations include a sales force that covers North America, supported by 23 strategically located distribution and warehouse locations. In addition to internally produced magnet wire and insulation products, the Essex Brownell line includes products from more than 400 third party manufacturers. We believe that we have a distinct competitive advantage as we are the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and small OEM markets.

Copper Rod

        Through our copper rod business segment, we manufacture continuous-cast copper rod products, which are basic raw materials used in the copper wire and cable industry. We operate three copper rod continuous casting units to convert copper cathode into copper rod. The units are located near certain of our major magnet wire manufacturing plants. Prior to 2003, substantially all of the copper rod produced by our facilities was utilized in our wire and cable manufacturing operations. Due to our having unused capacity as a result of the Electrical Sale and reduced production volumes in both the communications cable and magnet wire and distribution segments, in 2003 we began to actively offer copper rod for sale to third parties. Sales of copper rod to third parties for the year ended December 31, 2003 were $171.7 million. Copper rod produced for internal processing is recorded by the consuming segment at cost. Production of copper rod meeting our internal specifications is used to supply approximately one half of our overall internal needs. We sell the remaining copper rod to third parties for various wire and cable applications and to meet a full range of customer needs. We source our remaining internal need for copper rod from third party producers.

        We sell copper rod to Essex Electric under a supply and transitional services agreement discussed below. Sales of copper rod to Essex Electric for the year ended December 31, 2003 were $104.8 million and accounted for 61% of our copper rod sales. Other copper rod customers include major manufacturers and fabricators in the wire and cable industry. Sales to these customers are generally under annual supply arrangements in which the customer agrees to have us supply a portion of the customer's copper rod requirements during the term of the arrangement. Customers are not typically required to purchase any minimum quantities of product under these arrangements. Two customers (in addition to Essex Electric) accounted for approximately 13% each of the copper rod operations' sales for the year ended December 31, 2003 and a total of four customers (excluding Essex Electric) accounted for approximately 34% of sales for this period.

        The market for copper rod is highly competitive and is dominated by a few major producers, including ourselves. Copper rod is produced to customer specifications. Our ability to supply our own copper rod requirements allows us to control the quality and consistency of a substantial portion of our primary raw material and also leads to significant cost savings versus buying all of our copper rod requirements from third parities.

        We believe we have adequate supplies of copper cathode available from producers and merchants, both foreign and domestic.

Electrical

        As previously discussed, on December 11, 2002 Superior TeleCom sold the operations comprising its Electrical Group to Alpine Holdco. The electrical wire business is currently owned and operated by Essex Electric, a wholly owned subsidiary of Alpine Holdco. As part of the purchase price for the sale, Superior TeleCom received a warrant to purchase 19.9% of the common stock of Essex Electric for a price of $0.6 million. The warrant is only exercisable during the 30-day period prior to expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. In addition, pursuant to a securityholders agreement among Essex Electric, Alpine Holdco and Superior TeleCom, preemptive rights were granted to Superior TeleCom to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom's ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. On July 30, 2003, Superior TeleCom received notice of its right to invest in its pro rata share (19.9%) of a proposed equity offering of up to $2.4 million by Essex Electric. Superior TeleCom exercised its right and invested $0.5 million in this offering and as a result now owns 169 shares of Essex Electric, or 10.2% of the total outstanding shares of Essex Electric. In addition, Superior Essex continues to hold a warrant to purchase an additional 9.7% of the common stock of Essex Electric on a fully diluted basis.

        Essex Electric manufactures a broad range of copper electrical wire products for residential, commercial and industrial buildings for sale to electrical distributors and retailers. These products are generally installed behind walls, in ceilings and underground. Demand for electrical wire is correlated with the level of renovation activity, as well as new construction.

        Essex Electric sells its electrical wire and cable products nationally primarily through manufacturers' representatives as well as a small internal sales group. Its customer base in 2002 consisted primarily of wholesale electrical and specialty distributors, consumer product and home improvement retailers and hardware wholesalers. No single customer accounted for more than 10% of Essex Electric's net sales in 2002.

Supply and Services Agreement

        In connection with the Electrical Sale, Alpine Holdco, Essex Electric and Superior TeleCom entered into a Supply and Transitional Services Agreement. Under this agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in this agreement is based on the COMEX price plus an additional amount to reflect conversion to copper rod. This agreement also provided for Superior TeleCom's provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior TeleCom. Sales of copper rod under the agreement from December 11, 2002 to December 31, 2002 were $10.8 million and the cost for administrative services for 2002 was $0.3 million. Sales of copper rod to Essex Electric for the year ended December 31, 2003 were $104.8 million and the cost for administrative services was $4.4 million.

        On November 7, 2003, this agreement was replaced by a new Supply and Services Agreement between Superior Essex and Essex Electric. The new agreement provides for the supply by us to Essex Electric of copper rod, on similar pricing terms, for 2004 and our provision of certain specified administrative services that are more limited than those contained in the original agreement. The new agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Essex Electric and us. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. We may terminate our obligations to supply copper rod upon 60 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the agreement.

Raw Materials and Manufacturing

        The principal raw materials we use in the manufacture of our wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in our manufacturing process. We believe that we are one of the largest North American consumers of copper rod. Due to the importance of copper to our business, we maintain a centralized metals operation that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

        As discussed above, we operate three copper rod continuous casting units strategically located in proximity to certain of our major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in our manufacturing operations or sold to third parties.

        We purchase copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and are normally based on the COMEX price and, in the case of rod, an additional amount to reflect cathode conversion, plus a premium to cover transportation costs and payment terms.

        Historically, Superior TeleCom has had adequate supplies of copper available from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected Superior TeleCom's ability to meet its copper procurement requirements. During the last quarter of 2003 and continuing into 2004, foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX warehouses and sold through merchants. Accordingly, demand for copper could exceed available supply in the event of a major disruption in the supply of copper available from producers. Superior TeleCom has historically purchased the majority of its copper requirements from producers and has accessed COMEX warehouse supplies on only a limited basis. Although Superior TeleCom has not experienced any shortages in the recent past, no assurance can be given that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

        Copper is a commodity and is therefore subject to price volatility. Fluctuations in the cost of copper have not had a material impact on profitability due to the ability in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of inventory shipped. Additionally, we, to a limited extent, utilize COMEX fixed price futures contracts to manage our commodity price risk. We do not hold or issue these contracts for trading purposes.

        During 1999 and 2000, availability of optical fiber was limited at times due to rapid growth in product demand. Demand for optical fiber declined dramatically in 2001 resulting in substantial excess capacity for optical fiber. Accordingly, we do not anticipate in the foreseeable future, and have not experienced, any shortfall in meeting our procurement requirements for optical fiber.

        In addition to copper rod, we are also vertically integrated in the production of magnet wire enamels. We believe one of our primary cost and quality advantages in the magnet wire business is the ability to produce most of our enamel and copper rod requirements internally.

Export Sales

        Export sales from the U.S. during the years ended December 31, 2003 (combined Superior Essex and Superior TeleCom) and 2002 were $86.1 million and $87.4 million, respectively. Our primary markets for export sales are Latin America and Canada.

Backlog; Returns

        Backlog in the communications cable segment typically consists of two to five weeks of sales depending on seasonal and overall industry demand issues. Our other product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate. Historically, sales returns have not had a material adverse effect on results of operations.

Competition

        The market for wire and cable products and copper rod is highly competitive. Each of our businesses competes with at least one major competitor. However, due to the diversity of our product lines as a whole, no single competitor competes with us across the entire spectrum of our product lines.

        Many of our products are made to industry specifications and, therefore, may be interchangeable with competitors' products. We are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specialty needs. We believe we enjoy strong customer relations resulting from our and Superior TeleCom's long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, we believe that our distribution networks enable us to compete effectively with respect to delivery time.

Research and Development

        We operate research and development facilities in Kennesaw, Georgia and Fort Wayne, Indiana. The Kennesaw facility's efforts primarily address the needs of the communications cable segment's premise product lines and product cost-reduction activities. At the Fort Wayne facility, our metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process. Prior to the Electrical Sale, Superior TeleCom also operated a research and development facility in Lafayette, Indiana focused on the development of improved PVC and rubber compounds which are used as insulation and jacketing materials for many communications, automotive, building and industrial wire products.

        Aggregate research and development expenses during the years ended December 31, 2003 (combined Superior Essex and Superior TeleCom), 2002, 2001 amounted to $3.9 million, $8.4 million and $9.0 million, respectively. The decrease in research and development expenses for the year ended December 31, 2003 as compared to the years ended December 31, 2002 and 2001 is attributable to the effects of the Electrical Sale. Research and development expenses with respect to the communications cable and magnet wire and distribution segments have remained relatively consistent over these periods.

        Although we hold certain trademarks, licenses and patents, none is considered to be material to our business.

Employees

        As of December 31, 2003, we employed approximately 2,800 employees with approximately 600 persons represented by unions. Collective bargaining agreements expire at various times between May 2004 and November 2006, with contracts covering approximately 52% of our unionized work force due to expire at various times through 2004. We consider relations with our employees to be satisfactory.

Environmental Matters

        Our manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. We do not believe that compliance with environmental laws and regulations will have a material effect on the level of our capital expenditures or our business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, these laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on our operations, business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made by Superior TeleCom in 1999 or 2000. During 2001, expenditures of $1.4 million were made by Superior TeleCom, principally related to the installation of air emission control equipment at a facility in Indiana. No material expenditures were made in 2002 and 2003.

Risk Factors

        The following risk factors should be considered carefully in addition to the other information contained in this Annual Report Form 10-K. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause these differences include those discussed below as well as those discussed elsewhere in this Annual Report.

  Risks Relating to Our Business

        Our net sales, net income and growth depend largely on the economies in the geographic markets that we serve.

        Many of our customers use our products as components in their own products, systems or networks or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on information technology, new construction and building, maintaining or reconfiguring their communications network, industrial manufacturing assets and power transmission and distribution infrastructures. Over the past few years, many companies have significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures has slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results have declined significantly. In the event that these markets do not improve, or if they were to become weaker, we could suffer further decreased sales and net income and we could be required to enact one or more restructurings.

        The increased use of fiber optic cable in the "local loop" may reduce the market for our products.

        Through our communications cable segment, we are the largest supplier, based on sales, of copper OSP cables used by the RBOCs and other telephone companies in the "local loop" portion of the telecommunications infrastructure. Copper OSP is the communications cable segment's largest product group. Over the past several years, fiber optic cable has been deployed in trunking line applications connecting central office to central office and in some feeder lines that connect central offices to the "local loop." Fiber optic cable provides increased bandwidth and transmission speeds as compared to copper cable, however the cost to install and operate fiber optic cable in the "local loop" currently exceeds that for copper cable and thus, to date, there has been only a limited deployment of fiber optic cable into the "local loop." Nevertheless, the cost of installing, operating and maintaining fiber optic cable and related systems in the "local loop" has continued to decline. Furthermore, the RBOCs have been forced through government regulation into wholesaling of their copper cabling infrastructure to competitors. Recent regulatory rulings by the Federal Communication Commission do not require such wholesaling of fiber optic networks. Although these rulings have been challenged in court by the RBOCs, if allowed to stand they could provide economic incentives for our customers to deploy fiber optic cable in the "local loop." Accordingly, if the rate of introduction of fiber optic cable into the "local loop" accelerates, then the demand for our copper OSP cable could decrease. This decrease could result in a significant decline in sales of copper OSP cable, our revenues and liquidity.

        Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive.

        Technological developments could have a material adverse effect on our business. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or increase in the cost of copper based systems could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on our business. The superior technological characteristics of fiber optic cables has caused companies increasingly to deploy it in the local loop. Also, competitive alternatives to traditional telephone service, such as wireless and cable telephony and "voice over Internet Protocol," or VOIP, services, have had a negative impact on the demand for copper OSP wire and cable, and these threats are not expected to diminish and may increase. While we sell some fiber optic cable and components and cable that is used in certain wireless applications, if fiber optic systems or wireless technology were to significantly erode the markets for copper based systems, our sales of fiber optic cable and products for wireless applications may not be sufficient to offset any decrease in sales or profitability of other products that may occur.

        Spending reductions by the telephone industry could adversely affect our business.

        Our largest customer segments for the communications cable segment are the RBOCs and independent telephone operating companies. Over 60% of sales of the communications cable segment are attributable to these customers. Beginning in the second half of 2001 and continuing through 2003, the RBOCs and the independent telephone companies have substantially reduced their capital expenditure levels, including substantial reductions in purchases of the communications cable products that we supply. The telephone companies are experiencing extreme competitive pressures from CATV companies and other competitive alternative providers of local exchange service, resulting in negative access line growth and loss of subscribers. These market conditions could result in further reductions in the demand for our communications cable products. Further reductions in demand could lead to a substantial decrease in our revenues and liquidity.

        Substantial spending reductions by the RBOCs and independent telephone operating companies contributed to significant revenue declines in the past three years with the most pronounced reductions in revenues occurring in 2002.

        Declines in access lines, including a decline in the new start housing market, could adversely affect our business.

        A decrease in access lines to homes and businesses could have a negative impact on our business. Competitive alternatives, such as wireless and cable telephony, digital subscriber lines or "DSL", VOIP services, and cable modems have had a negative impact on the demand for additional access lines. Furthermore, the demand for access lines is impacted by new housing starts. Any negative access line growth resulting from these factors could result in further reductions in the demand for our communications cable products.

        Migration of magnet wire demand to China may adversely affect our business.

        Our business may suffer due to the migration of magnet wire demand to China. Our magnet wire and distribution segment's principal product is magnet wire, which is used primarily in motors for industrial, automotive, appliance and other applications. We currently service the North American market, with limited sales elsewhere. Several of our major magnet wire customers are shifting, or have plans to shift, certain levels of product manufacturing to China. We do not currently have production capabilities in China, but are evaluating entering the China market to service the growing demand there, including the requirements of existing customers who are located in, or are relocating production to, China. There can be no assurance that we will be able to establish production facilities or other arrangements in China, or that we will be able to successfully compete in China and/or offset any loss of business resulting from the decline in demand of our products in North America from this shift of customer requirements to China.

        Fluctuations in the supply of pricing of copper and other principal raw materials could harm our business.

        Copper is the primary raw material that we use to manufacture our products. There are a limited number of copper suppliers in the United States. If we are unable to maintain good relations with our copper suppliers or if there are any business interruptions at our copper suppliers, we may not have access to a sufficient supply of copper. If we were to suffer the loss of one or more important suppliers of copper, we may not be able to meet customer demand, which could result in the loss of customers and revenues.

        In addition, copper is a commodity and is therefore subject to price volatility. We may not be able to adjust product pricing to properly match the price of copper billed with the copper cost component of the inventory shipped. Any fluctuations in the cost of copper that we cannot effectively manage could cause us to increase prices for our products, which could hinder our ability to sell those products. Copper pricing under our major telephone companies contracts is generally based on the average copper price for the preceding quarter. To minimize the risk of fluctuations in the price of copper, we forward price copper purchases with our suppliers based on forecasted demand. To the extent forecasted demand differs significantly from actual demand, changes in the price of copper may have a negative impact on our operating profit.

        Beginning in the fourth quarter of 2003 and continuing through the first quarter of 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.33 per pound for the period from March 1, 2004 through March 19, 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. We did not experience a negative impact from this situation in 2003 and do not expect a negative impact on operating profit in 2004, although there can be no assurance that continued volatility in copper prices will not impact our future profitability.

        In addition, significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital requirements. If copper prices remain at their current level, we expect an increase in our working capital financing requirements of $15 million to $25 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" below.

        The other raw materials we use in the manufacture of our wire and cable products are aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Although Superior TeleCom has not experienced any shortages in the recent past, no assurance can be given that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

        Our indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

        Our outstanding debt, including Superior Essex Holding's series A preferred stock (which is classified as debt for accounting purposes), as of December 31, 2003 was $199.8 million. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our indebtedness could have important consequences to holders of our notes. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase the amount of interest expense that we have to pay, because some of our borrowings (approximately $43 million as of December 31, 2003) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

  •
  increase our vulnerability to adverse general economic or industry conditions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; or

  •
  place us at a competitive disadvantage compared to some of our competitors that have less debt.

        We may be unable to meet our covenant obligations under our senior secured revolving credit facility and senior notes which could adversely affect our business.

        Our operations are dependent on the availability and cost of working capital financing and may be adversely affected by any shortage or increased cost of such financing. We entered into a senior secured revolving credit facility and our subsidiaries issued their senior notes upon emergence from bankruptcy. Each of the senior secured revolving credit facility and the indenture under which the senior notes were issued contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and a cross-default to our other indebtedness. In addition, if we require working capital greater than that provided by our senior secured revolving credit facility, we may be required either to (1) seek to increase the availability under the senior secured revolving credit facility, (2) obtain other sources of financing or (3) reduce our operations. There can be no assurance that any amendment of our senior secured revolving credit facility, the indenture or replacement financing would be available on terms that are favorable or acceptable to us. Moreover, there can be no assurance that we will be able to obtain an acceptable new credit facility upon expiration of our senior secured revolving credit facility or that the terms of any such new credit facility would be acceptable.

        We may be unable to raise additional capital to meet capital expenditure needs if our operations do not generate sufficient funds to do so.

        Our business is expected to have continuing capital expenditure needs. While we anticipate that our operations will generate sufficient funds to meet our capital expenditure needs for the foreseeable future, our ability to gain access to additional capital, if needed, cannot be assured, particularly in view of competitive factors and industry conditions. If we are unable to obtain additional capital, or unable to obtain additional capital on favorable terms, our business and financial condition could be adversely affected.

        Declining returns in the investment portfolio of our defined benefit plans will require us to increase cash contributions to the plans.

        Funding for the defined benefit pension plans we sponsor is based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. On December 1, 2003, we announced that benefit accruals under our defined benefit pension plans for salaried employees and for eligible employees who are not included in a unit of employees covered by a collective bargaining agreement will be frozen as of January 22, 2004. Due to declining returns in the investment portfolio of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2003 by approximately $35.8 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. Our required cash contributions are expected to increase to $14.6 million in 2004 from $3.8 million in 2003. In 2005, cash contributions are expected to be approximately $6.5 million. In the event that actual results differ negatively from the actuarial assumptions, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

        Our inability to compete with other manufacturers in the wire and cable industry could harm our business.

        The market for wire and cable products is highly competitive. Each of our businesses competes with at least one major competitor. Many of our products are made to industry specifications and, therefore, may be interchangeable with competitors' products. We are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specialty needs. Some of our competitors are significantly larger and have greater resources, financial and other, than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could result in a significant decrease in sales of our products and our revenues.

        If we are unable to retain senior management, our business operations could be adversely affected.

        Our success and future prospects depend on the continued contributions of our senior management. There can be no assurances that we would be able to find qualified replacements for these individuals if their services were no longer available. The loss of services of one or more members of our senior management team, and the process of integrating their replacements, could severely disrupt our operations.

        Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.

        Approximately 21% of our employees are represented by various labor unions. Labor agreements covering approximately 10% of our employees expire during 2004. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could adversely affect our ability to deliver certain products and our financial results.

        We may not be able to successfully close or integrate the Belden Asset Acquisition or to identify, finance or integrate other acquisitions.

        Completion of the Belden Asset Acquisition is subject to closing conditions, including the receipt of government approvals and the expiration of waiting periods under the Hart-Scott-Rodino Act. In addition, we must also obtain the consent of the holders of the indebtedness under our senior secured revolving credit facility prior to consummating this transaction. There can be no assurance that these conditions will be met and that the Belden Asset Acquisition will close. We cannot assure you that we will be able to realize the benefits of the Belden Asset Acquisition. In particular, the Belden acquisition agreement provides only that Belden will use commercially reasonable best efforts to cause assignments of certain customer contracts. We may not be able to acquire any of the contracts or customer relationships from Belden. In addition to the Belden Asset Acquisition, we regularly evaluate possible acquisition candidates. We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, if at all. We cannot assure you that the integration of any future acquisitions will be successful or that the anticipated strategic benefits of any future acquisitions will be realized.

        We recently emerged from a Chapter 11 bankruptcy reorganization and have a history of losses.

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries (including the co-issuers of the notes) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. Superior TeleCom incurred net losses of approximately $32.5 million in 2001 and $961.3 million in 2002. We adopted fresh-start reporting as of November 10, 2003, and our emergence from Chapter 11 resulted in a new reporting entity. The net effect of all fresh-start reporting adjustments resulted in a charge of $12.1 million, which is reflected in Superior TeleCom's statement of operations for the period January 1, 2003 to November 10, 2003. We may continue to incur losses in the future.

        Our historical financial information is not comparable to our current financial condition and results of operations.

        As a result of our emergence from bankruptcy, we are operating our business with a new capital structure. We are also subject to the fresh-start reporting prescribed by GAAP and our balance sheet of December 31, 2003 reflects the application of these rules. Accordingly, our financial condition and results of operations will not be comparable to the financial condition and results of operations reflected in the historical financial statements of Superior TeleCom contained in this Form 10-K, which may make it difficult for you to assess our future prospects based on historical performance.

  Risks Relating to our Common Stock

        An active trading market may not develop for our common stock, and we cannot assure you as to the market price for our common stock if a market does develop.

        Our common stock is currently quoted on the OTC Bulletin Board. We intend to seek to have our common stock listed on the Nasdaq National Market or the New York Stock Exchange, if we meet the requisite listing standards. Our timeframe for the listing of our common stock depends on our ability to meet these listing requirements, some of which, including a minimum number of stockholders, are beyond our control. We currently do not meet these listing standards and may not be able to meet them in the future; even if we do, our listing may not be accepted. Even if our listing is authorized, there can be no assurance that an active market for our common stock will develop or, if any such market does develop, that it will continue to exist or the degree of price volatility in any such market.

        In addition, our common stock was issued under the plan of reorganization to holders of prepetition senior secured debt claims of Superior TeleCom, some of which may prefer to liquidate their investment rather than to hold it on a long-term basis. Accordingly, it is anticipated that the market for our common stock will be volatile, at least for an initial period after the effective date of the plan of reorganization. Moreover, although the plan of reorganization was developed based upon an assumed reorganization value of $10.00 per share of our common stock, this valuation is not an estimate of the price at which the common stock may trade in the market. The market price of our common stock will be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, conditions in the economy in general or in the wire and cable industry in particular and other factors beyond our control. No assurance can be given as to the market price for our common stock.

        If our share price declines significantly, then our common stock may be deemed to be penny stock, which could adversely affect the liquidity of, and market for, our common stock.

        If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on some national securities exchanges or quoted on Nasdaq. In this event, some brokers may be unwilling to effect transactions in our common stock because of the additional obligations imposed. This could adversely affect the liquidity of our common stock and the ability of investors to sell our common stock. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock, and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Furthermore, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

        Our dividend policies and other restrictions on the payment of dividends may prevent the payment of dividends for the foreseeable future.

        We do not anticipate paying any dividends on our common stock for the foreseeable future. In addition, covenants in our debt instruments restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments. Some institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

        Provisions of our certificate of incorporation and bylaws could discourage potential acquisition proposals and could deter or prevent a change in control.

        Some provisions of our certificate of incorporation and bylaws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of preferred stock and regulating the nomination of directors, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Item 2. Properties

        We conduct our principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications Cable
OSP/Premise	Brownwood, Texas Chester, South Carolina Hoisington, Kansas Kennesaw, Georgia Tarboro, North Carolina	415,000 236,000 275,000 39,000 300,000	Leased (expires 2018 Owned Owned Leased (expires 2007 Owned	) )
Magnet Wire and Distribution
Magnet Wire	Charlotte, North Carolina Fort Wayne, Indiana Franklin, Indiana(a) Franklin, Tennessee Huyton Quarry, U.K Kendallville, Indiana Rockford, Illinois(b) Torreon, Mexico Vincennes, Indiana	26,000 181,000 35,000 289,000 146,000 88,000 319,000 317,000 242,000	Leased (expires 2006 Owned Owned Leased (expires 2008 Owned Owned Owned Owned Owned	) )
Fabricated Insulation	Athens, Georgia Clifton Park, New York Willowbrook, Illinois	30,000 22,000 60,000	Leased (expires 2008 Leased (expires 2008 Leased (expires 2016	) ) )
Copper Rod	Columbia City, Indiana Vincennes, Indiana	75,000 25,000	Owned Owned
Administrative Offices	Atlanta, Georgia Fort Wayne, Indiana	48,000 295,000	Leased (expires 2009 Owned	)

(a)
The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture with the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

(b)
The Rockford, Illinois facility was closed in July 2002. We currently utilize approximately 80,000 square feet of this facility as a warehouse.

        In addition to the facilities described in the table above, we own or lease 23 warehousing and distribution facilities throughout the United States, Canada and the United Kingdom to facilitate the sale and distribution of our products.

        We believe that our facilities are generally suitable and adequate for the business being conducted and to service the requirements of our customers. During 2001, Superior TeleCom experienced a decline in demand for its products due to the overall recessionary environment and certain industry specific conditions. In response, Superior TeleCom curtailed production at certain facilities and reduced the level of operations in each of its segments at various times during the year. In 2002, Superior TeleCom closed its communications cable segment's manufacturing facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba and its magnet wire manufacturing facility in Rockford, Illinois. The Elizabethtown and Winnepeg facilities were sold in 2003. In 2003, we closed one of our facilities in Columbia City, Indiana that housed a continuous-cast copper rod unit. We will continue, as necessary, to take the appropriate actions to adjust our productive capacity.

Item 3. Legal Proceedings

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware. On October 22, 2003, the Bankruptcy Court confirmed the plan of reorganization, and the plan of reorganization became effective on November 10, 2003. See "Business—Chapter 11 Filing and Reorganization."

        Our operations are subject to environmental laws and regulations in each of the jurisdictions in which we own or operate facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of our facilities is the result of historic activities, including certain activities attributable to Superior TeleCom's and our operations and those occurring prior to the use of a facility by Superior TeleCom or us. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party, or "PRP," or the equivalent. At the effective date of the plan of reorganization, Superior TeleCom or one of its subsidiaries was named as a PRP with respect to seven sites. Certain PRP representatives filed claims in connection with Superior TeleCom's Chapter 11 proceedings. These claims are being negotiated, and allowed claims will receive a portion of the $3,000,000 amount that the plan of reorganization allocated to holders of general unsecured claims.

        Essex Group's parent, Essex International (including subsidiaries thereof), which Superior TeleCom acquired in 1998 and 1999, has been named as a PRP at a number of sites. Many of the sites for which Essex International is currently named as a PRP are covered by an indemnity from United Technologies Corporation, or United Technologies, provided in connection with the February 1988 sale of Essex Group by United Technologies to Essex International. Pursuant to the indemnity, United Technologies agreed to indemnify Essex International against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex Group prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to, and United Technologies must have received notice of the indemnity claim during the five-year period commencing on, February 29, 1988. The sites covered by this indemnity historically have been handled directly by United Technologies and required payments generally have been made directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed.

        United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 of which United Technologies received notice during the five-year period commencing on February 29, 1988. As to such liabilities, Essex International is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex International fully for any liabilities in excess of $4.0 million. Essex International has not incurred any liabilities covered by this indemnity.

        Apart from the indemnified sites, Essex International has been named as a PRP or a defendant in a civil lawsuit at, or has received inquiries from regulatory agencies involving, a number of off-site or formerly owned sites. Operations of Superior Telecommunications Inc. and DNE, which were subsidiaries of Superior TeleCom, have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Except for the air quality matters involving two Indiana facilities, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on us. We believe that any of the environmental proceedings in which we are involved have been or will be addressed in the bankruptcy claims resolution process or will not have a material adverse effect upon us. There can be no assurance that future developments will not alter this conclusion.

        Since approximately 1990, Essex International has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. We believe that Essex International's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon our business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

        On January 18, 2002, United Technologies brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies' third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer's motion for summary judgment against United Technologies and Essex International's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International's time to respond, those proceedings were stayed by the filing of Superior TeleCom's bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom's bankruptcy. We believe that these claims will be addressed in the bankruptcy claims resolution process or will not have a material adverse effect on us. There can be no assurance that future developments will not alter this conclusion.

        We also are engaged in certain litigations arising in the ordinary course of business. While the outcome of these litigations can never be predicted with certainty, we do not believe that any of these litigations, or any threatened proceedings, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        As previously discussed we issued 16,500,000 shares of our common stock to Superior TeleCom's senior debt holders in connection with the plan of reorganization. Additionally, the plan of reorganization provided for the cancellation of all outstanding shares of common stock of Superior TeleCom on the effective date of the plan of reorganization.

        The issuance of our common shares on the effective date of the plan of reorganization was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, in reliance upon Section 1145(a) of Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against an interest in, or a claim for an administrative expense against the debtor and (iii) the securities are issued entirely in exchange for the recipient's claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property. On December 15, 2003, we filed a Form 10 with the Securities and Exchange Commission to register our common shares pursuant to Section 12(g) of the Securities and Exchange Act of 1934. The Form 10, as amended, became effective on February 12, 2004.

  (a)
  Market Information

        Our common stock is quoted on the OTC bulletin board under the trading symbol "SESX.OB," but there can be no assurance that an active and liquid trading market will develop. The high and low bid prices for our stock were $14.50 and $11.25 per share, respectively, during the period from November 11, 2003 to December 31, 2003.

  (b)
  Holders

        Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

        On March 12, 2004 there were 16,830,000 shares of our common stock issued and outstanding and there were approximately 15 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

  (c)
  Dividends

        We have paid no cash dividends on our common stock. We do not currently intend to declare cash dividends on our common stock in the foreseeable future. Our new credit facility and the senior note indenture contain limitations and restrictions on the payment of cash dividends on our common stock.

Item 6. Selected Financial Data

        Set forth below are selected financial data of Superior Essex and Superior TeleCom. As a result of the plan of reorganization we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. This information should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and "Management's discussion and analysis of financial condition and results of operations" below. The selected historical consolidated financial data as of December 31, 2003 and for the period November 11, 2003 to December 31, 2003, are derived from the audited consolidated financial statements of Superior Essex. The selected historical consolidated financial data for the period January 1, 2003 to November 10, 2003, and as of the end of, and for the years ended December 31, 2002, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of Superior TeleCom.

        Superior TeleCom and certain of its U.S. subsidiaries filed for bankruptcy protection on March 3, 2003. Superior TeleCom's plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003. The historical consolidated financial statements of Superior TeleCom elsewhere herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 3, 2003, in accordance with AICPA Statement of Position 90-7. As of November 10, 2003, the effective date of the plan of reorganization, we began operating our business under a new holding company and capital structure and we adopted fresh-start reporting for our financial statements. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom is not comparable to our financial information for periods after November 10, 2003.

	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Year Ended December 31,
	2003(a)	2003	2002	2001(d)	2000	1999(d)
	(in thousands, except per share data)
Statement of Operations Data(b)(c)
Net sales	$126,409	$861,629	$1,439,958	$1,747,302	$2,049,048	$2,036,732
Cost of goods sold	116,354	764,311	1,268,695	1,471,409	1,708,920	1,652,839

Gross profit	10,055	97,318	171,263	275,893	340,128	383,893
Selling, general and administrative expenses	10,284	71,969	143,950	156,017	156,437	150,833
Restructuring and other charges	1,184	8,638	37,757	5,358	14,961	8,431
Amortization of goodwill	—	—	—	21,057	20,959	19,629
Loss on asset sale and impairments	—	—	502,578	—	—	—

Operating income (loss)	(1,413)	16,711	(513,022)	93,461	147,771	205,000
Interest expense	(2,650)	(26,659)	(114,323)	(115,048)	(129,905)	(120,100)
Other income (expense), net	349	(785)	(2,916)	(3,324)	976	(148)

Income (loss) before reorganization items, income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	(3,714)	(10,733)	(630,261)	(24,911)	18,842	84,752
Reorganization items	—	890,729	—	—	—	—

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	(3,714)	879,996	(630,261)	(24,911)	18,842	84,752
Benefit (provision) for income taxes	1,271	2,759	106,665	5,340	(10,925)	(35,699)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	(2,443)	882,755	(523,596)	(19,571)	7,917	49,053
Distributions on preferred securities of Superior Trust I	—	(5,050)	(16,654)	(15,362)	(15,145)	(11,289)

Income (loss) before minority interest and cumulative effect of accounting change	(2,443)	877,705	(540,250)	(34,933)	(7,228)	37,764
Minority interest in (earnings) losses of subsidiaries	—	—	3,462	2,430	5,088	(596)

Income (loss) before cumulative effect of accounting change	(2,443)	877,705	(536,788)	(32,503)	(2,140)	37,168
Cumulative effect of accounting change(e)	—	—	(424,503)	—	—	—

Net income (loss)	$(2,443)	$877,705	$(961,291)	$(32,503)	$(2,140)	$37,168

Net income (loss) per share of common stock:
Basic:
Income (loss) before cumulative effect of accounting change	$(0.15)	$40.25	$(25.22)	$(1.58)	$(0.11)	$1.83
Cumulative effect of accounting change(e)	—	—	(19.94)	—	—	—

Net income (loss) per basic share of common stock	$(0.15)	$40.25	$(45.16)	$(1.58)	$(0.11)	$1.83

Diluted:
Income (loss) before cumulative effect of accounting change	$(0.15)	$34.43	$(25.22)	$(1.58)	$(0.11)	$1.78
Cumulative effect of accounting change(e)	—	—	(19.94)	—	—	—

Net income (loss) per diluted share of common stock	$(0.15)	$34.43	$(45.16)	$(1.58)	$(0.11)	$1.78

		Superior TeleCom Inc.
	Superior Essex Inc.
		December 31,
	December 31, 2003(a)
		2002	2001	2000	1999
Balance Sheet Data:
Current assets	$254,602	$261,178	$520,741	$597,302	$627,464
Current liabilities(f)	136,820	1,272,840	433,092	521,139	465,915
Total assets(c)	486,925	570,605	1,875,939	1,992,314	2,000,354
Total long term debt(f)(g)	157,000	—	1,233,007	1,224,364	1,255,974
Mandatorily redeemable preferred stock(h)	—	137,270	136,040	134,941	133,959
Total long term debt, including mandatorily redeemable preferred stock	157,000	137,270	1,369,047	1,359,305	1,389,933
Total stockholders' equity (deficit)	163,892	(884,024)	76,740	110,003	113,008

        (a)    As of November 10, 2003, the effective date of the plan of reorganization, we began operating our business under a new holding company and capital structure and we adopted fresh-start reporting for our financial statements. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom is not comparable to our financial information for periods after November 10, 2003.

        (b)    The results of operations include, on a prospective basis: the acquisition of 51% of Cables of Zion on May 5, 1998; the acquisition of 81% of Essex International Inc. on November 27, 1998; and the acquisition of the remaining 19% of Essex International Inc. on March 31, 1999.

        (c)    On December 11, 2002, Superior TeleCom sold substantially all of the assets, subject to related accounts payable and accrued liabilities, of its electrical wire business, all of the outstanding shares of capital stock of DNE Systems, Inc. and approximately 47% of Superior Israel.

        (d)    Superior TeleCom adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections effective January 1, 2003. As a result, losses on the early extinguishment of debt of $4.6 million and $2.7 million previously reported as extraordinary losses, net of tax, for the years ended December 31, 2001 and 1999, respectively, have been reclassified to other income (expense).

        (e)    Superior TeleCom adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Adoption of SFAS No. 142 resulted in an impairment charge of $424.5 million, which was recorded as a cumulative effect of accounting change as of January 1, 2002.

        (f)    Superior TeleCom was in default under its debt agreements and all of its debt outstanding at December 31, 2002 was reflected as a current liability.

        (g)    Total debt for years prior to December 31, 2002 includes debt of Superior TeleCom's then 50.2% owned Israeli subsidiary, Superior Israel, of $143.9 million, $153.9 million and $120.7 million at December 31, 2001, 2000, and 1999, respectively.

        (h)    Mandatorily redeemable preferred stock totaling $5 million at December 31, 2003 has been classified as long-term debt in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Superior Essex Inc., a Delaware holding company, and its operating subsidiaries were recently formed to acquire and conduct the business formerly conducted by Superior TeleCom Inc. and its subsidiaries.

        We manufacture a portfolio of wire and cable products grouped into the following primary industry segments: (i) our communications cable segment; (ii) our magnet wire and distribution segment; and (iii) our copper rod operations. As discussed in Notes 1 and 5 to the accompanying audited consolidated financial statements, on December 11, 2002 Superior TeleCom sold the Electrical Group, all of the outstanding capital stock of DNE and a 47% interest in Superior Israel to a subsidiary of Alpine. Our communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the communications cable segment for periods prior to December 11, 2002 are DNE and Superior TeleCom's then 50.2% owned Israeli subsidiary, Superior Israel, which manufactures a range of wire and cable products in Israel. The magnet wire and distribution segment manufactures magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to OEMs. Our copper rod operations include sales of copper rod produced by our continuous casting units to external customers. Prior to 2003, substantially all copper rod produced by Superior TeleCom was used in its manufacturing operations. In 2003, due to available capacity resulting from the Electrical Sale and reduced production volumes in both the communications cable and magnet wire and distribution segments, Superior TeleCom began to actively offer copper rod for sale to third parties, including Essex Electric, which was formed by Alpine to acquire the Electrical Group. The Electrical Group manufactured building and industrial wire for applications in commercial and residential construction and industrial facilities.

        Industry segment financial data (including sales and operating income by industry segment) for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 are included in Note 19 to the accompanying audited consolidated financial statements

Chapter 11 Filing and Reorganization

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were jointly administered (Case No. 03-10607). Superior TeleCom managed its properties and operated its businesses as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Superior TeleCom's United Kingdom and Mexican operations were not included in the Chapter 11 filings.

        Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications cable and magnet wire sectors caused by, among other things, substantial spending reductions by the RBOCs and independent telephone operating companies.

        As part of Superior TeleCom's Chapter 11 proceedings, it filed its original Joint Plan of Reorganization and related disclosure statement on July 30, 2003. On August 28, 2003, Superior TeleCom filed an amended Joint Plan of Reorganization and disclosure statement. As further modified, the amended plan, which was the product of extensive discussion with certain of the largest holders of Superior TeleCom's senior secured debt and others, was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, our senior secured revolving credit facility (discussed below), our senior notes (discussed below) or any agreement, instrument or indenture relating thereto, on or after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in Superior Essex, free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, Superior Essex began operating its business without supervision or approval by the Bankruptcy Court.

        The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

  •
  the distribution to Superior TeleCom's senior secured debt holders or their transferees of (1) 16,500,000 shares of common stock of Superior Essex, representing 100% of the outstanding common stock of Superior Essex, (2) 5,000,000 shares of series A preferred stock of Superior Essex Holding and (3) $145 million principal amount of 9 1/2% senior notes jointly issued by Superior Essex Communications and Essex Group;

  •
  the distribution to holders of Superior TeleCom's senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of common stock of Superior Essex at a price of $25.00 per share;

  •
  the payment of $3,000,000 in cash to holders of general unsecured claims against Superior TeleCom;

  •
  the consummation of a new $120 million senior secured revolving credit facility to (1) fund repayment of Superior TeleCom's DIP credit facility and certain expenses relating to the plan of reorganization, (2) provide for working capital needs, (3) fund debt service on the senior notes of Superior Essex Communications and Essex Group and Superior Essex Holding's series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of our business;

  •
  the cancellation of all pre-bankruptcy senior secured debt of Superior TeleCom;

  •
  the cancellation of all pre-bankruptcy senior subordinated notes of Superior TeleCom;

  •
  the cancellation of all 8 1/2% convertible subordinated debentures of Superior TeleCom, which had previously been distributed to holders of the 8 1/2% trust convertible preferred securities of Superior Trust I in liquidation of that trust;

  •
  the cancellation of all equity and debt interests held in Superior TeleCom by Alpine, Superior TeleCom's former principal stockholder;

  •
  the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of such common stock;

  •
  the ability to issue stock options and/or restricted stock for up to 1.8 million shares of common stock of Superior Essex under Superior Essex's Stock Incentive Plan, with the allocation of awards to be effected by Superior Essex's board of directors following the effective date of the plan of reorganization; and

  •
  the implementation of equity awards to the independent directors of Superior Essex as part of Superior Essex's Stock Incentive Plan.

Fresh-Start Reporting

        Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," since holders of Superior TeleCom's common stock immediately prior to confirmation of the plan of reorganization received less than 50% of our common stock and our reorganization value upon emergence was less than Superior TeleCom's post-petition liabilities and allowed claims. Under fresh-start reporting, the reorganization value is allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations." Our reorganization value was determined based on consideration of numerous factors and various valuation methodologies, including discounted cash flows, believed by management and our financial advisors to be representative of our business and industry. Information regarding the determination of the reorganization value and application of fresh-start reporting is included in Note 1 to the accompanying audited consolidated financial statements. As a result of the plan of reorganization and adoption of fresh-start reporting, the consolidated balance sheet as of December 31, 2003 is not comparable to the historical balance sheets of Superior TeleCom and our results of operations after November 10, 2003 are not comparable to the results of operations of Superior TeleCom for periods prior to November 10, 2003.

Impact of Copper Price Fluctuations on Operating Results

        Copper is one of the principal raw materials used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of our inventory shipped. Beginning in the fourth quarter of 2003 and continuing through the first quarter of 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.33 per pound for the period from March 1, 2004 through March 19, 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. We did not experience a negative impact from this situation in 2003 and do not expect a material negative impact on operating profit in 2004, although there can be no assurance that continued volatility in copper prices will not impact our future profitability. Increases in copper prices can also impact our working capital. See "Liquidity and Capital Resources" below.

Results of Operations

  Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

        The following discussion provides a comparison of our results of operations and those of our predecessor, Superior TeleCom, on a combined basis for the year ended December 31, 2003 with the historical results of operations of Superior TeleCom for the year ended December 31, 2002. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The combined results of operations for the year ended December 31, 2003 include our results of operations for the period November 11, 2003 to December 31, 2003 combined with the results of operations of Superior TeleCom for the period January 1, 2003 to November 10, 2003. The combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the transactions provided for in the plan of reorganization or the application of fresh-start reporting. As a result of the reorganization and adoption of fresh-start reporting, our results of operations after November 10, 2003 are not comparable to the results of operations of Superior TeleCom for periods prior to November 10, 2003. The information in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing in Item 8, Financial Statements and Supplementary Data.

        The following table presents selected operating data presented on a combined basis for the year ended December 31, 2003 and for Superior TeleCom for the year ended December 31, 2002:

	Superior TeleCom Inc.	Superior Essex Inc.		Superior TeleCom Inc.
	Period January 1, 2003 to November 10, 2003	Period November 11, 2003 to December 31, 2003	Combined Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Net sales:
Communications	$298,658	$41,552	$340,210	$490,602
Magnet Wire	417,260	58,855	476,115	493,542
Copper Rod	145,711	26,002	171,713	13,740
Electrical	—	—	—	442,074

	$861,629	$126,409	$988,038	$1,439,958

Gross profit	$97,318	$10,055	$107,373	$171,263
Selling, general and administrative expenses	71,969	10,284	82,253	143,950
Restructuring and other charges	8,638	1,184	9,822	37,757
Loss on asset sale and impairments	—	—	—	502,578

Operating income	16,711	(1,413)	15,298	(513,022)
Interest expense	(26,659)	(2,650)	(29,309)	(114,323)
Other income(expense)	(785)	349	(436)	(2,916)
Reorganization items	890,729	—	890,729	—

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	$879,996	$(3,714)	$876,282	$(630,261)

        Combined sales for the year ended December 31, 2003 were $988.0 million, a decrease of 31% as compared to consolidated sales of $1,440.0 million for the year ended December 31, 2002. Sales for the 2002 period relating to the Electrical Group, DNE and Superior Israel were $581.3 million. Excluding the effects of the Electrical Sale, net sales increased $129.4 million, or 15% (a 13% increase adjusted for a constant cost of copper). The increase was due to third party sales of manufactured copper rod of $171.7 million, including $104.8 million sold to Essex Electric, during the year ended December 31, 2003 compared to $13.7 in 2002 offset by sales decreases in our communications cable and magnet wire and distribution segments as discussed below.

        Combined sales for the communications cable segment for the year ended December 31, 2003 were $340.2 million as compared to $490.6 million for the comparable 2002 period. Sales for the 2002 period relating to Superior Israel and DNE were $139.3 million. Excluding the effects of the Electrical Sale, sales decreased $11.1 million, or 3% (a 4% decrease adjusted for a constant cost of copper). The communications cable segment's sales decline in the current year as compared to the prior year was due primarily to a reduction in comparative sales of copper OSP cables (the largest product segment of Superior Essex and Superior TeleCom), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to reduced spending levels by all of our major telephone company customers following budgetary constraints imposed during the second half of 2001 that continued throughout 2002 and into 2003.

        The magnet wire and distribution segment's combined sales were $476.1 million for the year ended December 31, 2003, a decline of 4% (a copper-adjusted decline of 5%) as compared to the prior year period. The combined sales decline for the year ended December 31, 2003 as compared to 2002 reflected the reduced demand for magnet wire from our major OEM customers due principally to the comparative decline on a year-over-year basis in the industrial sector, which is a core market for the magnet wire and distribution segment's products, and customer migration to lower cost foreign suppliers.

        Total combined sales of copper rod for the year ended December 31, 2003 were $171.7 million compared to $13.7 for the year ended December 31, 2002. Sales of copper rod to Essex Electric amounted to $104.8 million for the year ended December 31, 2003.

        For the year ended December 31, 2003, combined gross profit was $107.4 million, a decline of 37% as compared to the prior year period. Gross profit for the 2002 period relating to the Electrical Group, DNE and Superior Israel amounted to $50.9 million. Excluding the effects of the Electrical Sale, combined gross profit declined $13.0 million for the year ended December 31, 2003 compared to the corresponding prior year period. The combined gross profit margin for the year ended December 31, 2003 was 10.9% which, after excluding the effects of the Electrical Sale, compares to a gross profit margin of 14.1% for the year ended December 31, 2002. The comparative decline in gross profit was principally the result of implicitly lower margins related to the outside copper rod sales in 2003 (as compared to other products) and, to a lesser degree, comparative decreases in the magnet wire and distribution segment's gross profit margin percentages caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        Combined selling, general and administrative expense, or SG&A expense, for the year ended December 31, 2003 was $82.3 million, a decrease of 43% as compared to SG&A expense of $143.9 million for the comparable 2002 period. SG&A expense for the 2002 period relating to the Electrical Group, DNE and Superior Israel amounted to $54.3 million. Excluding the effects of the Electrical Sale, combined SG&A expense decreased $7.3 million as compared to the corresponding 2002 period due primarily to cost reductions in Superior TeleCom's business units in response to reduced sales and reductions in non-reorganization related professional fees.

        During the year ended December 31, 2002, Superior TeleCom recorded restructuring and other charges of $37.8 million. These charges included $31.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of the communications cable segment's Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities, (ii) the closure of the magnet wire and distribution segment's Rockford, Illinois manufacturing facility, (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were taken to more closely align the productive capacity with market demand levels and to reduce overall manufacturing costs. The $37.8 million charge included a $22.6 million write-down of property, plant and equipment, $9.0 million of employee separation costs (relating to 422 employees) and $6.2 million of other facility related closure costs. Superior TeleCom incurred an additional $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the communication cable segment's Elizabethtown and Winnipeg facilities offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom's Canadian subsidiary. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom's Chapter 11 filings, $1.1 million of severance payments related to a workforce reduction at Superior TeleCom's U.K. subsidiary, $2.3 million of asset impairments resulting from closure of one of Superior TeleCom's continuous copper rod casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment. Restructuring and other charges for the period November 11, 2003 to December 31, 2003 were $1.2 million consisting primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments.

        As discussed in Note 15 to the consolidated financial statements, Superior TeleCom incurred a non-cash loss on asset sale and impairment charge of $177.9 million associated with the Electrical Sale. The charge related principally to Superior TeleCom's Electrical Group wire business. As discussed below, Superior TeleCom also incurred a goodwill impairment charge in the fourth quarter of 2002 of $324.7 million.

        Combined operating income was $15.3 million for the year ended December 31, 2003 compared to an operating loss of $513.0 million for the comparable 2002 period. The operating loss in 2002 included restructuring and other charges and loss on asset sale and impairment charges of $540.3 million as compared to $9.8 million of such charges for the year ended December 31, 2003. The comparative improvement in operating income for the current year was principally attributable to the decrease in the aforementioned restructuring and other charges offset by lower sales volumes and reduced gross profit margins in the magnet wire and distribution segment. The operating loss for the year ended December 31, 2002 included a combined operating loss of $3.5 million attributable to the Electrical Group, DNE and Superior Israel.

        Superior TeleCom recorded a benefit from reorganization items related to its Chapter 11 filing of $890.7 million during the period January 1, 2003 to November 10, 2003 comprised of (i) a gain of $976.4 on cancellation of indebtedness upon implementation of the plan of reorganization, (ii) gains on settlement of pre-petition liabilities of $5.2 million, (iii) $18.6 million of post-petition professional fees relating to the reorganization, (iv) $27.0 million to adjust the carrying value of Superior TeleCom's Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of this liability, (v) $26.4 million to write off deferred debt issuance costs associated with Superior TeleCom's pre-petition debt, (vi) $4.5 million of employee retention and severance payments, (vii) fresh-start reporting adjustments of $12.1 million and (viii) $2.3 million of other reorganization related costs.

        Combined interest expense for the year ended December 31, 2003 was $29.3 million, compared to interest expense of $114.3 million for the comparable 2002 period. As a result of Superior TeleCom's Chapter 11 filing, effective March 3, 2003, Superior TeleCom ceased accruing interest on all pre-petition debt in accordance with SOP 90-7. Combined interest expense for the year ended December 31, 2003 consisted primarily of interest related to Superior TeleCom's DIP credit facility ($6.7 million), interest on pre-petition debt through March 3, 2003 ($20.0 million) and interest incurred by us after November 10, 2003 on our senior secured revolving credit facility, senior notes and redeemable preferred stock ($2.7 million).

        Superior TeleCom recorded a full valuation allowance for the period January 1, 2003 to November 10, 2003 on its net deferred tax assets as the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for period January 1, 2003 to November 10, 2003 primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the period November 10, 2003 to December 31, 2003 was 34%.

        Superior TeleCom adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of Superior TeleCom and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provide that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of economic and industry specific conditions affecting Superior TeleCom's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $424 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge included $166 million related to the Electrical Group and $258 million related to the magnet wire and distribution segment.

  Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Consolidated sales for the year ended December 31, 2002 were $1.44 billion, a decrease of 18% as compared to consolidated sales of $1.75 billion for the year ended December 31, 2001. Adjusted for a constant cost of copper, the sales decline in 2002 as compared to 2001 approximated 16%. The comparative reduction in sales for 2002 was due primarily to comparative declines of 31% in the communications cable segment's sales due principally to severe budgetary constraints and resulting spending reductions by Superior TeleCom's telephone company customers along with a smaller comparative decline in the magnet wire and distribution segment's sales (5% copper-adjusted sales decline) due to general weakness in the industrial sector. The comparative 2002 sales decline attributable to the Electrical Sale, which was effective on December 11, 2002, amounted to $32 million.

        Sales for the communications cable segment for 2002 were $490.6 million, a decrease of 31% on a copper-adjusted basis from 2001. The sales decline in 2002 as compared to 2001 was due primarily to a 39% reduction in comparative sales of OSP cables (Superior TeleCom's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior TeleCom's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continuing in 2002.

        The magnet wire and distribution segment's sales were $493.5 million for 2002, a decline of 8% (6% on a copper-adjusted basis) as compared to the prior year. The sales decline in 2002 as compared to 2001 reflected the reduced demand for magnet wire from Superior TeleCom's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector.

        Electrical Group sales were $442.1 million for 2002 representing a decrease of 8% on a copper-adjusted basis as compared to 2001. The comparative sales decline was due principally to continuing weak industry-wide pricing conditions caused by severe industry overcapacity and competitive pressures in the building wire market. The comparative 2002 sales decline for the Electrical Group attributable to the Electrical Sale, which was effective on December 11, 2002, amounted to $22 million.

        For the year ended December 31, 2002, gross profit was $171.3 million, a decline of 38% as compared to the prior year. The comparative decline in gross profit was principally the result of (i) lower sales associated with the aforementioned spending reductions by the telephone companies and weak industry conditions in both the industrial and commercial construction sectors and (ii) a lower gross margin percentage caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        SG&A expense for 2002 was $144.0 million, a decrease of 8% as compared to SG&A expense of $156.0 million for 2001. The decline was due to cost reductions in all of Superior TeleCom's business units in response to reduced sales and commercial activity, partially offset by higher insurance costs and higher professional fees associated with Superior TeleCom's financial restructuring activities. The decline in SG&A expense attributable to the Electrical Sale, effective December 11, 2002, amounted to $3.4 million.

        Superior TeleCom incurred restructuring and other charges of $37.8 million for the year ended December 31, 2002, which included non-cash charges for the write-down of property, plant and equipment of $22.6 million, $9.0 million of employee separation costs (422 employees) and $6.2 million of facility closure costs. These charges reflected (i) the closure of the communications cable segment's Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities ($31.8 million), (ii) the closure of the magnet wire and distribution segment's Rockford, Illinois manufacturing facility ($4.2 million), (iii) the shutdown of Superior TeleCom's Electrical Group Canadian operations ($0.9 million) and (iv) the operational restructuring activities at Superior Israel ($0.9 million). These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. Superior TeleCom incurred restructuring and other charges of $5.4 million during 2001 consisting of $3.1 million related to legal and professional fees associated with amendments to its bank credit agreement and asset divestiture activities and $2.3 million related to Superior Israel's restructuring activities.

        As discussed in Note 15 to Superior TeleCom's consolidated financial statements, Superior TeleCom incurred a non-cash loss on an asset sale and impairment charge of $177.9 million associated with the Electrical Sale. As discussed below, Superior TeleCom also incurred a goodwill impairment charge in the fourth quarter of 2002 of $324.7 million.

        Superior TeleCom incurred an operating loss of $513.0 million in 2002 compared to operating income of $93.5 million in 2001. The 2002 operating loss included restructuring and other charges and impairment charges of $540.3 million. Operating income for 2001 included $5.4 million of such charges as well as $21.1 million of goodwill amortization. The comparative decline in operating income for 2002 was principally attributable to the increase in restructuring and other charges and impairment charges and to substantially lower sales volumes in 2002 and reduced gross profit margins, primarily in Superior TeleCom's communications cable segment and Electrical Group, offset by the elimination of goodwill amortization in 2002 resulting from initial application of SFAS No. 142.

        Interest expense for 2002 was $114.3 million, representing a decrease of $0.7 million from 2001. The decrease in interest expense in 2002 was primarily the result of lower comparative LIBOR market interest rates, partially offset by increased interest spreads over LIBOR on Superior TeleCom's Senior Subordinated Notes, which interest was paid in the form of payment-in-kind, or PIK, notes rather than cash for three of the four quarters in 2002.

        Superior TeleCom adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. As of December 31, 2001, $750.5 million in goodwill was included as an asset in Superior TeleCom's consolidated balance sheet. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of Superior TeleCom and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provide that any goodwill impairment resulting from initial application of SFAS No. 142 be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of economic conditions and industry specific conditions affecting Superior TeleCom's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $424 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to Superior TeleCom's Electrical Group and $258 million related to Superior TeleCom's magnet wire and distribution segment. As required by SFAS No. 142, Superior TeleCom performed another annual review for impairment of goodwill in the fourth quarter of 2002. As a result of continued depressed economic conditions, specific industry conditions in the telecommunications industry and continued declines in Superior TeleCom's operating income and operations, Superior TeleCom recognized an additional goodwill impairment charge in the fourth quarter of 2002 of $324.7 million in order to write off the remaining goodwill in its magnet wire and communications reporting units since the carrying amount of these units was greater than their fair value (as determined using the expected present value of future cash flows) and the carrying amount of these units' goodwill exceeded the implied fair value of that goodwill.

Liquidity and Capital Resources

        Superior TeleCom generated cash flows from operations of $71.6 million during the period January 1, 2003 to November 10, 2003. The improvement over 2002 and 2001 was largely attributable to the Chapter 11 filing, since payment of interest on pre-petition indebtedness was suspended and actions to collect pre-petition liabilities were stayed pending settlement under a plan of reorganization.

Additionally, cash from operations for the period January 1, 2003 to November 10, 2003 included approximately $58.1 million of federal tax refunds related to losses incurred in fiscal 2002. The tax refund was used to repay pre-petition indebtedness as confirmed by order of the Bankruptcy Court. The declining trend in cash from operations during the two-year period ended December 31, 2002 was the result of significant cash interest requirements combined with decreased operating profits due to both the overall global economic downturn and specific industry conditions, including reduced demand levels in the magnet wire and distribution and communications cable segments caused by, among other things, substantial spending reductions by the RBOCs and independent telephone operating companies. We reported cash used by operations of $3.3 million for the period November 11, 2003 to December 31, 2003 reflecting operating losses during the slow seasonal months of November and December for our core businesses. Our future cash interest requirements are significantly lower as a result of the plan of reorganization. These reduced interest costs together with the expected stabilization in the magnet wire and distribution and communications cable segments are expected to result in positive annual cash from operations. In addition, because Superior TeleCom made certain payments to "critical vendors" for pre-petition goods and services and continued to pay its trade debt on a timely basis for post-petition goods and services, in each case, during the pendency of the Chapter 11 cases, at the time of emergence, we have sufficient trade credit to operate our business in the ordinary course.

  Superior TeleCom

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior TeleCom received bankruptcy court approval for a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility, sometimes referred to as the DIP credit facility, in order to refinance Superior TeleCom's then outstanding accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP credit facility provided for adequate protection payments to certain pre-petition lenders in an amount representing Superior TeleCom's $58.1 million 2002 income tax refunds received in May 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month, determined by the level of Superior TeleCom's monthly financial performance. Superior TeleCom paid monthly adequate protection payments aggregating $4.0 million for the period ending November 10, 2003. Borrowings under the DIP credit facility bore interest at the prime rate plus 2.5% or, at Superior TeleCom's option, at the LIBOR rate plus 3.5%. The DIP credit facility terminated and was repaid on the effective date of Superior TeleCom's plan of reorganization.

        Superior TeleCom's principal pre-petition debt agreements included a senior secured credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which were governed by Superior TeleCom's pre-petition senior credit agreement, and Superior TeleCom's senior subordinated notes. As a result of Superior TeleCom's Chapter 11 filing, actions to collect pre-petition indebtedness were stayed and certain contractual provisions could not be enforced against Superior TeleCom during the pendency of the proceedings. All amounts outstanding under Superior TeleCom's pre-petition senior secured credit agreement and the senior subordinated notes were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

  Superior Essex

        As previously discussed, the plan of reorganization provided for the issuance, as of the effective date of the plan of reorganization (or as soon thereafter as practicable), of the senior notes of Superior Essex Communications and Essex Group, the series A preferred stock of Superior Essex Holding and 16,500,000 shares of our common stock. The plan of reorganization also provides for the payment of $3 million in cash to holders of general unsecured claims against Superior TeleCom.

        The senior notes issued jointly by Superior Essex Communications and Essex Group aggregate $145 million and bear interest at a rate of 9 1/2% payable semi-annually in cash. However, with respect to the first two interest payments on May 10, 2004 and November 10, 2004, if we and our subsidiaries do not meet certain EBITDA thresholds ($20 million for the six months ended March 31, 2004 with respect to the first interest payment and $50 million for the 12 months ended September 30, 2004 with respect to the second interest payment), we, at our option, may make those interests payments by issuing payment-in-kind, or PIK, interest notes of the same tenor as the senior notes, including the same maturity date. Upon exercise of this option, Superior Essex Communications and Essex Group will become obligated to pay the holders of the senior notes a cash fee in the amount of $362,500 on the next succeeding interest payment date on which cash interest is paid. We cannot currently predict whether we will meet the EBITDA thresholds or whether we will exercise the PIK option if those thresholds are not met. In the event we do issue PIK interest notes, the issuance will be accounted for as interest expense with a corresponding increase in the outstanding balance of the senior notes. The senior notes provide that all interest payments on the senior notes following the first two payments will be paid in cash. The senior notes mature in November 2008. The obligations under the senior notes are guaranteed by us, Superior Essex Holding and all of the direct and indirect domestic subsidiaries of Superior Essex Communications and Essex International Inc., the immediate parent company of Essex Group, and secured by second priority liens on substantially all of our assets. The senior notes also contain covenants that limit our and our subsidiaries' ability to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) sell assets without offering to retire indebtedness with the net proceeds of such sale and (iii) engage in transactions with affiliates. We may redeem the senior notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.

        Holders of the series A preferred stock issued by Superior Essex Holding are entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semi-annually. However, if, on any dividend payment date during the first year of issuance, Superior Essex Communications and Essex Group issue PIK notes in lieu of cash interest on the senior notes in accordance with the terms thereof, then Superior Essex Holding will issue PIK dividends in lieu of cash dividends on the series A preferred stock. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors.

        On the effective date of the plan of reorganization, we also entered into a new $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. On March 18, 2004, the senior secured revolving credit facility was amended to (i) increase the total facility amount by $30 million to $150 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio as discussed below from $10 million to $15 million. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest will accrue on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The initial margin is 2.25% for LIBOR loans and 0.75% for base rate loans. Obligations under the new senior credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior credit facility is subject to a borrowing base equal to the lesser of (1) $150 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include (a) rent reserves related to property on which collateral is located, (b) amounts in respect of liabilities or obligations secured by liens on the collateral senior to liens held by the administrative agent and (c) certain outstanding personal property taxes. Under the revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. We are obligated to pay an unused commitment fee of 0.5% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $41.9 million was drawn under this facility on December 31, 2003. Undrawn availability (after considering outstanding letters of credit) on such date amounted to $61.4 million. The senior credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Accerleration Clause and a Lock-Box Arrangement, borrowings under the revolving credit facility have been classified as a current liability.

        On March 18, 2004, we announced our intention to issue new senior unsecured notes pursuant to an offering to be made only to qualified institutional investors by means of a confidential offering memorandum. We expect to issue $275 million of new senior notes which will be used to refinance our $145 million existing senior notes, finance the Belden Asset Acquisition, and pay down our senior secured revolving credit facility.

        Our principal cash requirements include interest payments on our new credit facility and senior notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $10 to $15 million annually, payment of accrued professional fees and other costs related to our reorganization of approximately $10 million and funding obligations related to our defined benefit pension plans. In addition, the price of copper, our principal raw material, has increased approximately 22% as of March 19, 2004 compared to December 31, 2003. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements. If copper prices remain at their current level we expect an increase in our working capital financing requirements in 2004 of $15 million to $25 million. We believe that cash provided by operations, together with borrowing availability under our amended credit facility will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

Contractual Obligations

        As of December 31, 2003, our long-term debt obligations and future minimum payments under capital and operating leases with terms over one year were as follows (in thousands):

	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years	Total
Senior revolving credit facility (a)	$—	$—	$—	$41,910	$—	$—	$41,910
Senior notes (b)	—	—	—	—	145,000	—	145,000
Series A redeemable preferred stock (c)	—	—	—	—	—	5,000	5,000
Sale/leaseback finance obligation (d)	—	—	—	—	—	7,000	7,000
Operating leases	6,369	5,129	3,988	3,449	3,279	5,719	27,933
Other long-term obligations(e)	14,604	6,392	2,969	1,022	233	11,292	36,512
Copper purchase obligations(f)	26,046	—	—	—	—	—	26,046

	$47,019	$11,521	$6,957	$46,381	$148,512	$29,011	$289,401

(a)
The senior secured revolving credit facility matures in November 2007. The total commitment is for $150 million with a $25 million sublimit for letters of credit. Interest will accrue on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The initial margin is 2.25% for LIBOR loans and 0.75% for base rate loans. In accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Accerleration Clause and a Lock-Box Arrangement,borrowings under the senior secured revolving credit facility have been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2003.

(b)
The senior notes mature in November 2008 and bear interest at a rate of 9.5% payable semi-annually in cash. However, with respect to the first two interest payments on May 10, 2004 and November 10, 2004, if we and our subsidiaries do not meet certain EBITDA thresholds ($20 million for the six months ended March 31, 2004 with respect to the first interest payment and $50 million for the 12 months ended September 30, 2004 with respect to the second interest payment), we, at our option, may make those interests payments by issuing PIK interest notes of the same tenor as the senior notes, including the same maturity date. Upon exercise of this option, Superior Essex Communications and Essex Group will become obligated to pay the holders of the senior notes a cash fee in the amount of $362,500 on the next succeeding interest payment date on which cash interest is paid. We cannot currently predict whether we will meet the EBITDA thresholds or whether we will exercise the PIK option if those thresholds are not met. We may redeem the senior notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.

(c)
The series A preferred stock is entitled to receive cumulative cash dividends at a rate of 9.5% per annum per share, payable semi-annually. However, if on any dividend payment date during the first year of issuance, Superior Essex Communications and Essex Group issue PIK notes in lieu of cash interest on the senior notes in accordance with the terms thereof, then Superior Essex Holding will issue PIK dividends in lieu of cash dividends on the series A preferred stock. The series A preferred stock is subject to mandatory redemption at $1 per share, plus accrued and unpaid dividends, in November 2013. The series A preferred stock may be redeemed, at our option at any time, at $1 per share plus accrued and unpaid dividends.

(d)
The sale/leaseback finance obligation reflects a one-time purchase option during the period from December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair market value of the leased property.

(e)
Other long-term obligations relate to the estimated funding of our defined benefit pension plans. The estimated contributions to our defined benefit pension plan represent the minimum required contributions calculated using an assumed rate of return on assets of 8% and a current liability rate of 5.5%.

(f)
Purchase obligations consist of forward fixed price purchase commitments for copper cathode. We enter into these purchase obligations to match the copper component of product pricing for outstanding customer orders.

Derivative Financial Instruments

        The market prices of copper, our most significant raw material, and aluminum, another important raw material used by us, experience marked fluctuations, thereby subjecting us to commodity price risk. To a limited extent, we use forward fixed price contracts to manage these commodity price risks. Additionally, to a limited extent, we use natural gas futures contracts to minimize the risk to our cash flows related to increases in natural gas prices. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counter parties; however, we do not anticipate such nonperformance.

Critical Accounting Policies

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As part of Superior TeleCom's Chapter 11 proceedings, it filed its original Joint Plan of Reorganization and related disclosure statement on July 30, 2003. On August 28, 2003, Superior TeleCom filed an amended Joint Plan of Reorganization and disclosure statement. As further modified, the amended plan was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003. As a result of the reorganization and our implementation of fresh-start reporting, our consolidated financial statements for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom for periods prior to the effective date of the plan of reorganization.

        Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, the reorganization value is allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Information concerning the determination of our reorganization value is included in Note 1 to the accompanying consolidated financial statements. The reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization is recorded at the stated value, which approximates fair value. Deferred taxes are reported in conformity with existing generally accepted accounting principles. The determination of reorganization value and the net fair values of the assets and liabilities is subject to significant estimation and assumptions. Actual results could differ from the estimates made.

        Our consolidated financial statements and the consolidated financial statements of Superior TeleCom are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 2 to the consolidated financial statements. Management believes that the application of policies regarding the implementation of fresh-start reporting, establishment of allowances for accounts receivable and inventories, long-lived asset and goodwill impairment, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

        Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. We monitor these factors and revise the provisions when necessary.

        Our allowances for surplus and obsolete inventory are based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update assumptions when assessing the adequacy of inventory allowances.

        We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. We review goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value of a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value of the reporting unit's goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets and goodwill impairment are subject to a high degree of judgment and complexity.

        Valuation allowances for deferred tax assets are established when it is estimated it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

        Insurance reserves are provided for estimates of losses due to claims for worker's compensation and health insurance for which we are self-insured. These estimates are based on the ultimate value of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

        Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 in 2003 resulted in the reclassification of losses on the early extinguishment of debt of

$4.6 million and $2.7 million previously reported as extraordinary losses, net of tax for the years ended December 31, 2001 and 1999, respectively, to other income (expense).

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements elsewhere herein.

        We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the year ended December 31, 2003 have been accounted for in accordance with SFAS No. 146.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of its mandatory redemption provisions, our series A preferred stock has been classified as long-term debt and related dividends have been recorded as interest expense in accordance with Statement of Financial Accountings Standards No. 150.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. Implementation of Interpretation No. 46 did not have any impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk primarily relates to interest rates on long-term debt and dividends on Superior Essex Holding's series A preferred stock (see preceding table under Contractual Obligations). We entered into two interest rate cap agreements in December 2003 in order to limit the effect of changes in interest rates on borrowings under the senior secured revolving credit facility. Amounts currently due from interest rate cap counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2003, we had an interest rate cap outstanding with a notional amount of $30 million with a 30-day LIBOR cap at 1.75% expiring in December 2005. At December 31, 2003, we also had an interest rate cap outstanding with a notional amount of $30 million with a 30-day LIBOR cap at 5.0% expiring in December 2004. The 30-day LIBOR at December 31, 2003 was 1.12%. The interest rate cap agreements had a fair value of $0.4 million at December 31, 2003.

        The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At December 31, 2003, we had futures purchase contracts for 10.5 million pounds of copper expiring through December 2004 and 5.2 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. At December 31, 2003 we also had futures contracts to purchase 110,000 MMBTUs of natural gas expiring through June 2004. The net fair value of these futures contracts was $3.6 million at December 31, 2003. Additionally, at December 31, 2003, we had futures sales contracts for 10.7 million pounds of copper, or $9.5 million, expiring in March 2004 with an estimated fair value(loss) of $(1.6) million.

        Except for the historical information herein, the matters discussed in this Form 10-K include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, production and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short-term interest rates and foreign exchange rates, the migration of magnet wire demand to China, our ability to operate within the framework of our new credit facility and senior notes, our ability to successfully close or integrate the Belden Asset Acquisition and other risk factors detailed in our recent filings with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements as of December 31, 2003 and for the period November 11, 2003 to December 31, 2003 and Superior TeleCom's consolidated financial statements as of December 31, 2002 and for the period January 1, 2003 to November 10, 2003 and for the years ended December 31, 2002 and 2001, and the report of the independent auditors' thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 8, 2002, Superior TeleCom, based on the recommendation of the Audit Committee of Superior TeleCom's Board of Directors, terminated the engagement of Arthur Andersen LLP ("AA") as Superior TeleCom's independent public accountants.

        The audit reports issued by AA on Superior TeleCom's consolidated financial statements as of and for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the year ended December 31, 2001, and the subsequent interim period through May 8, 2002, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter of the disagreements in connection with AA's reports on Superior TeleCom's consolidated financial statements for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        Superior TeleCom provided AA with a copy of the foregoing disclosures, and a letter from AA confirming its agreement with these disclosures was filed as an exhibit to Superior TeleCom's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2002.

        On May 31, 2002, Superior TeleCom, based on the recommendation of the Audit Committee of Superior TeleCom's Board of Directors, appointed Deloitte & Touche LLP to serve as Superior TeleCom's independent public accountants for the year ending December 31, 2002.

        During Superior TeleCom's fiscal year ended December 31, 2001, and through May 31, 2002, Superior TeleCom did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Superior TeleCom's consolidated financial statements, or any of the other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

        The following table sets forth certain information concerning our directors and executive officers. Our certificate of incorporation provides for the division of our board of directors into three classes, as nearly equal in size as possible, with one class serving until the date of the 2004 annual meeting of stockholders, one class serving until the date of the 2005 annual meeting of stockholders and one class serving until the date of the 2006 annual meeting of stockholders. Upon the expiration of the term of office of each class of directors, the directors of that class or their successors will be elected for a term of three years. Messrs. Carter, Gounot and Guthrie have been designated as Class I directors with terms expiring in 2004, Messrs. Africk and Lewis have been designated as Class II directors with terms expiring in 2005 and Messrs. Haymon and Hines have been designated as Class III directors with terms expiring in 2006. Our executive officers serve at the discretion of our board of directors.

Name	Age	Position with Us and Other Business Experience
Stephen M. Carter	50	Chief Executive Officer and Director
David S. Aldridge	49	Executive Vice President, Chief Financial Officer and Treasurer
Justin F. Deedy, Jr.	48	Executive Vice President and President, Communications Group
H. Patrick Jack	52	Executive Vice President and President, Essex Group Inc., magnet wire and distribution segment
Monte R. Haymon	66	Non-executive Chairman of the Board
Andrew D. Africk	37	Director
Denys Gounot	50	Director
James F. Guthrie	59	Director
Andrew P. Hines	64	Director
Perry J. Lewis III	65	Director

        Stephen M. Carter has been our Chief Executive Officer since November 10, 2003. Mr. Carter became a member of our board of directors upon assuming his role as Chief Executive Officer in November 2003. From July 2000 to November 2002, Mr. Carter was President and Chief Executive Officer of Cingular Wireless, a provider of wireless services. Prior thereto, Mr. Carter served in various positions with SBC Communications and its predecessor company, Southwestern Bell, including President and Chief Executive Officer of SBC Wireless, President of SBC Strategic and Special Markets and President/Chief Executive Officer of Southwestern Bell Telecom.

        David S. Aldridge has been our Executive Vice President since March 2004 and our Chief Financial Officer and Treasurer since November 10, 2003. Mr. Aldridge was Chief Financial Officer and Treasurer of Superior TeleCom from 1996 to November 9, 2003 and Chief Restructuring Officer of Superior TeleCom from January 2003 to November 9, 2003. Mr. Aldridge was Chief Financial Officer of Alpine from November 1993 to May 2003 and Treasurer of Alpine from January 1994 through April 2001.

        Justin F. Deedy, Jr. has been our Executive Vice President and President of our Communications Group since November 10, 2003. Mr. Deedy was Executive Vice President of Superior TeleCom and President of Superior TeleCom's subsidiary that comprised its communications cable segment from June 1999 to November 9, 2003. Prior thereto, Mr. Deedy was Senior Vice President of Superior TeleCom from July 1996 to June 1999 and President of Superior TeleCom's wholly owned subsidiary, Superior Telecommunications Inc., from July 1993 to December 1999, when Superior Telecommunications Inc. was merged with and into another wholly owned subsidiary of Superior TeleCom as part of an internal reorganization.

        H. Patrick Jack has been our Executive Vice President since March 2004 and President of our subsidiary, Essex Group Inc., that comprises the magnet wire and distribution segment since November 10, 2003. Mr. Jack was President of Superior TeleCom's subsidiary that comprised its magnet wire and distribution segment from August 2002 to November 9, 2003. Prior thereto, Mr. Jack was a consultant to a successor company of Aristech Chemical Corporation, a chemicals and plastics business, from January 2002 to March 2002, and President and Chief Operating Officer of Aristech from 1998 to 2002.

        Monte R. Haymon has been a member of our board of directors since November 10, 2003 and has been our non-executive Chairman of the Board since January 2004. Mr. Haymon was Chairman of the Board from January 2002 until his retirement in December 2003, and President and Chief Executive Officer from 1995 to January 2002, of Sappi Fine Paper North America, a manufacturer of coated and specialty paper products.

        Andrew D. Africk has been a member of our board of directors since November 10, 2003. Mr. Africk is a senior partner of Apollo Management, L.P., an investment and buy out company, where he has been employed since 1992. Mr. Africk is also a director of SkyTerra Communications, Inc., a provider of satellite and communications services.

        Denys Gounot has been a member of our board of directors since November 10, 2003. Mr. Gounot has been a principal of DG Network, a strategic advisory firm, since 2003. Prior thereto, he held various positions as an officer with Lucent Technologies Inc., or Lucent, a provider of communications networks for communications service providers, including President of Lucent's optical fiber division.

        James F. Guthrie has been a member of our board of directors since November 10, 2003. Mr. Guthrie has been an executive consultant, principally to early stage telecom technology enterprises, since 1999. Prior thereto, Mr. Guthrie was Executive Vice President and Chief Financial officer of IXC Communications, Inc. (now Broadwing Communications), a network based communications services provider, from 1995 to 1999.

        Andrew P. Hines has been a member of our board of directors since November 10, 2003. Mr. Hines has been a principal of Hines and Associates, a strategic senior management consulting firm, since 2000. Prior thereto, Mr. Hines was Executive Vice President and Chief Financial Officer from October 2000 to October 2001 of Ardent Communications, Inc. (f/k/a CAIS Internet), a provider of broadband access and bundled data services, which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in October 2001. Mr. Hines was Executive Vice President and Chief Financial Officer from October 1997 to February 2000, and Executive Vice President, Strategic Planning and Business Development from February 2000 to June 2000, of Outboard Marine Corporation, a manufacturer of recreational boats and marine engines, which filed a voluntary Chapter 11 petition in December 2000. Our board of directors has determined that Andrew P. Hines is an "audit committee financial expert," as defined by SEC rules and also satisfies the SEC's additional independence requirement for members of audit committees.

        Perry J. Lewis III has been a member of our board of directors since November 10, 2003 Mr. Lewis has been advisory director of CRT Capital Group/Sheffield Merchant Banking, an investment banking and merger and acquisitions advisory firm, since 2001. From 2000 to 2001, Mr. Lewis was Senior Managing Director of Heartland Industrial Partners, a leveraged buyout firm, and was a founder and from 1980 to 2001, partner of Morgan, Lewis, Githens & Ahn, an investment banking and leveraged buyout firm. Mr. Lewis is also a director of Clear Channel Communications, Inc., a diversified media company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of the reports and representations furnished to us during the year ended December 31, 2003, we believe that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements.

Code of Ethics

        We have adopted a code of ethics which applies to all officers, directors and employees and is filed as Exhibit 14 to this Form 10-K.

        All other information required by this item will be filed by amendment to this Form 10-K.

Item 11. Executive Compensation

        In general, under the plan of reorganization, all employment policies, and all compensation and benefit plans, policies and programs, of Superior TeleCom applicable to its employees (whether current, former or retired) and the employees (whether current, former or retired) of its subsidiaries, including all tax-qualified savings plans, tax-qualified retirement plans, healthcare plans, disability plans, vacation and life, accidental death and dismemberment insurance plans, have been assumed by us. We did not assume any employment agreements, any deferred compensation or supplemental retirement plan or any severance plan or policy, except as described below. We retain the right to modify any benefit plan, policy or program in accordance with the terms of the applicable benefit plan or program. On the effective date of the plan of reorganization, we also assumed all outstanding obligations under employment letter agreements with each of Messrs. Aldridge, Deedy and Jack and all obligations under the Key Employee Retention Plan, the Severance Pay Plan, the Change in Control Severance Pay Plan, the Cash Incentive Bonus Pool Plan and the Deferred Compensation Plan of Essex Group approved by the Bankruptcy Court.

        As of the effective date of the plan of reorganization, we adopted our Stock Incentive Plan, which provides for the issuance of stock options and/or restricted stock for up to 1,833,383 shares of our common stock (subject to adjustment to reflect changes in capitalization). Options issued to members of management as of November 10, 2003 during the six months following the effective date of the plan of reorganization will have an exercise price that is no greater than $10 per share, which is the value assigned to our common stock as of the effective date of the plan of reorganization. Options issued thereafter will be priced at fair market value on the date of issuance (or as otherwise determined by our board of directors or a committee thereof).

Summary Compensation Table

        The following table sets forth information for the years ended December 31, 2003, 2002 and 2001 with respect to compensation earned by or paid to our Chief Executive Officer and each of our and

Superior TeleCom's four most highly compensated executive officers other than the Chief Executive Officer.

			Annual Compensation(1)			Long Term Compensation Awards
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Restricted Stock	Option Shares	Other(9)
Stephen M. Carter Chief Executive Officer	2003 2003 2002 2001	(2) (3)	$80,769			$3,300,000(6)		$3,000
David S. Aldridge Chief Financial Officer	2003 2003 2002 2001	(2) (3)	$53,077 278,472 290,000 290,000	$144,900 241,500		$275,000(7)	250,000(8)	$3,875 5,704 8,709 2,062
Justin F. Deedy, Jr. Executive Vice President	2003 2003 2002 2001	(2) (3)	$51,468 236,585 279,600 278,892	$100,401 167,335	$9,006(5)	$190,143(7)	230,476(8)	$2,700 15,777 178,272 24,860	(10)
H. Patrick Jack President, Magnet Wire Segment	2003 2003 2002 2001	(2) (3)	$31,511 240,629 114,585	$61,875 103,125 75,000(4)				$1,500 10,500 5,000
Stephen C. Knup(11) Former President and Chief Operating Officer	2003 2003 2002 2001	(2) (3)	$65,569 360,627 425,000 425,000			$550,000(7)	500,000	$11,218 22,125 20,379

(1)
The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during the applicable period.

(2)
Represents compensation paid by us from November 10, 2003 through December 31, 2003.

(3)
Represents compensation paid by Superior TeleCom from January 1, 2003 through November 9, 2003.

(4)
Represents a special one-time sign-on bonus paid to Mr. Jack in connection with his commencing employment, which was subject to repayment in certain circumstances.

(5)
Represents the contractual forgiveness of loans to Mr. Deedy for certain fringe benefits made prior to the effective date of the Sarbanes Oxley Act of 2002.

(6)
Represents the grant, pursuant to the terms of Mr. Carter's employment agreement, of 330,000 shares of restricted common stock valued at $10 per share, which is the value assigned to our common stock as of the effective date of the plan of reorganization. Subject to Mr. Carter's continued employment with us, this restricted stock will vest with respect to 12.5% of such shares at the end of each six-month period that occurs during the period commencing on the effective date of the plan of reorganization and ending on the fourth anniversary of that date. Based on the closing price of $14.50 of our common stock on December 31, 2003, the aggregate value of such shares of restricted common stock as of that date was $4,785,000.

(7)
Based on the closing price of $2.75 of Superior TeleCom's common stock on January 2, 2001, the date on which the restricted stock grants were made to the indicated executive officers by Superior TeleCom. These shares of restricted stock vested on each of the first, second and third anniversaries of the date of grant in installments of 25%, 25% and 50%.

  Mr. Jack's employment agreement provided that Superior TeleCom would recommend to the compensation committee of its board of directors that Mr. Jack receive a grant of 30,000 shares of restricted stock. This grant was not awarded.

  All shares of restricted common stock granted by Superior TeleCom were cancelled pursuant to Superior TeleCom's plan of reorganization.

(8)
Includes, in the case of Messrs. Aldridge and Deedy, grants of replacement options to purchase 104,178 and 230,476 shares, respectively. Stock options (whether vested or unvested) granted by Superior TeleCom prior to January 2, 2001 and for which the exercise price exceeded $2.75, the closing price of Superior TeleCom's common stock on January 2, 2001, were cancelled in exchange for the grant of a replacement stock option to purchase the same number of shares of Superior TeleCom's common stock underlying the cancelled stock option. Each replacement stock option was subject to a right of repurchase by Superior TeleCom, which entitled Superior TeleCom to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right was not exercised and subsequently expired on July 1, 2002.

All options to purchase shares of Superior TeleCom's common stock were cancelled pursuant to Superior TeleCom's plan of reorganization.

(9)
With respect to compensation paid by us, the amounts set forth include (a) with respect to Messrs. Carter and Jack, an automobile allowance, (b) with respect to Messrs. Aldridge, Deedy and Knup, value of the use of a company owned automobile, and (c) with respect to Mr. Knup, medical reimbursement.

With respect to the compensation paid by Superior TeleCom, the amounts set forth include (a) matching contributions made by Superior TeleCom under a defined contribution plan, (b) medical reimbursement, (c) with respect to Mr. Knup, value of the use of a company owned automobile, and (d) with respect to Messrs. Deedy and Jack, an automobile allowance.

(10)
The amount set forth includes $162,358 paid as a result of the termination of the Superior Essex Nonqualified 401(k) Wrap Plan in March 2002.

(11)
Pursuant to the terms of his separation agreement, Mr. Knup resigned from his employment with us as of December 31, 2003. See "Employment and other Agreements and Plans—Separation Agreement with Mr. Knup."

Stock Option Grants During Year Ended December 31, 2003

         There were no stock option grants to any of the named executive officers by us or Superior TeleCom during the year ended December 31, 2003.

Aggregated Option Exercises and Year-End Option Values

         As of December 31, 2003, there were no stock options outstanding for any of the named executive officers.

Compensation of Directors

         As of the effective date of the plan of reorganization, all members of our board of directors who are not our employees received an annual board retainer fee of $35,000 (pro-rated for partial years of service) and an annual retainer fee of $5,000 for board committee service. Non-employee directors will also receive $2,000 for each meeting of the board or of a committee of the board attended and will be reimbursed for their expenses for each meeting attended.

        Non-employee directors will also receive annual awards of stock options or restricted stock under our Stock Incentive Plan having a value at the time of grant equal to $35,000. The initial grant to our non-employee directors will be in the form of non-qualified stock options to purchase 7,000 shares of our common stock with an exercise price of $10 per share, which was the value assigned to our common stock as of the effective date of the plan of reorganization. The initial stock options granted to non-employee directors will vest in equal annual installments over a three year period commencing on the date of grant. Our Stock Incentive Plan currently provides that up to a maximum of 183,333 shares of our common stock (subject to adjustment to reflect changes in capitalization) may be issued to non-employee directors and prospective non-employee directors.

        Monte R. Haymon was elected as our non-executive Chairman of the Board in January 2004. In consideration of his service as chairman and performance of the duties relating thereto, and in addition to the compensation payable to non-employee directors generally, Mr. Haymon will receive an annual retainer of $65,000 and an annual grant of equity, in the form of an option to purchase 30,500 shares of our common stock, at an exercise price equal to the then prevailing market price on the date of grant (with the initial exercise price being $10.00 per share).

Employment and other Agreements and Plans

        Employment Agreement with Mr. Carter.    Stephen M. Carter serves as our Chief Executive Officer under an employment agreement dated November 10, 2003. The employment agreement with Mr. Carter is for an initial four-year term and, thereafter, the term automatically extends for an additional one-year period unless either we or Mr. Carter provides the other 90 days' prior written notice before the end of any term that the term will not be extended. The employment agreement may also be terminated at any time by us with or without "cause" (as defined in the employment agreement) or on account of Mr. Carter's disability, by Mr. Carter with or without "good reason" (as defined in the employment agreement) and automatically upon Mr. Carter's death. An election by us not to extend the agreement is treated as a termination by Mr. Carter for "good reason."

        During the employment term, Mr. Carter will receive an annual base salary of at least $600,000, which base salary will be reviewed by our board of directors annually, and an annual bonus based upon the achievement of certain performance targets, with a target annual bonus of 50% of his then base salary. If we terminate Mr. Carter without "cause" or Mr. Carter terminates for "good reason," Mr. Carter will be entitled to receive continued payment of his base salary for 12 months (less any other severance or similar termination benefits payable under our plans, programs or arrangements).

        Pursuant to the employment agreement, in February 2004, we issued to Mr. Carter 330,000 shares of restricted common stock. Subject to Mr. Carter's continued employment with us, this restricted stock will vest with respect to 12.5% of such shares at the end of each six-month period that occurs during the period commencing on the effective date of the plan of reorganization and ending on the fourth anniversary of that date. Upon a change in control, the restricted stock will be fully vested. In addition, if we terminate Mr. Carter without "cause" or Mr. Carter terminates for "good reason" prior to the first anniversary of the effective date of the plan of reorganization, the restricted stock will vest with respect to the number of shares that would have become vested if he had remained employed by us through the first anniversary of the effective date of the plan of reorganization. If such termination occurs on or after the first anniversary of the effective date of the plan of reorganization, the restricted stock will vest with respect to a pro rata portion of the shares that would have become vested if he had remained employed by us through the next vesting date. In certain circumstances, we may be obligated to repurchase shares of common stock from Mr. Carter at its then fair market value if Mr. Carter has a tax liability related to the vesting of any shares in excess of the amount of statutory minimum federal, state and local withholding taxes.

        We have also agreed to indemnify Mr. Carter to the fullest extent permitted by applicable law against all liabilities incurred as a result of his providing services for us, whether such liabilities occur during or following the employment term. We have also agreed to cover Mr. Carter under a directors' and officers' liability insurance policy both during and, while potential liability exists, after the employment term that is no less favorable than the policy covering our other directors and senior officers.

        Employment Agreements with Messrs. Aldridge, Deedy and Jack.    In March, 2004, we also entered into employment agreements with each of David S. Aldridge, Justin F. Deedy and H. Patrick Jack. The employment agreements provide that each of the executives will be an Executive Vice President of Superior Essex. In addition, Mr. Aldridge will be our Chief Financial Officer, Mr. Deedy will be the President of Superior Essex Communications and Mr. Jack will be the President of Essex Group. These agreements supersede the prior letter agreements with the executives regarding our obligation to deliver an employment agreement within three months following the effective date of the plan of reorganization.

        The employment agreements are for an initial three-year term and, thereafter, the term automatically extends for an additional one-year period unless either we or the executive provides the other 90 days' prior written notice before the end of any term that the term will not be extended. The employment agreement may also be terminated at any time by us with or without "cause" (as defined in the employment agreement) or on account of the executive's disability, by the executive with or without "good reason" (as defined in the employment agreement) and automatically upon the executive's death. An election by us not to extend the agreement is treated as a termination by the executive for "good reason." During the employment term, Mr. Aldridge will receive an annual base salary of at least $360,000 and Messrs. Deedy and Jack will each receive an annual base salary of at least $300,000, which base salary will be reviewed by our board of directors annually. Each of the executives is also eligible for an annual bonus based upon the achievement of certain performance targets, with a target annual bonus of 50% of their then base salary.

        If we terminate an executive without "cause" or if an executive terminates for "good reason," the executive will be entitled to receive: (1) a lump sum payment equal to the executive's then base salary (although, if such termination occurs prior to December 31, 2004, the executive will instead be entitled to a lump sum payment equal to $600,000); (2) if the termination occurs after June 30th in any calendar year, a lump sum payment equal to a pro-rata portion of the executive's annual bonus for the performance year in which the termination occurs if, as of the date of termination, the applicable performance targets are met for the portion of the year during which the executive was employed; and (3) continued health and welfare benefits for 12 months following the date of termination. If we terminate an executive without "cause" or if an executive terminates for "good reason" during the one year period following a "change in control" (as defined in the 2003 Stock Incentive Plan), the executive will be entitled to receive (1) a lump sum payment equal to two times the executive's then base salary (although, if such termination occurs between May 11, 2004 and November 10, 2004, the executive will instead be entitled to a lump sum payment equal to 220% of the sum of the executive's then base salary and target annual bonus); and (2) continued health and welfare benefits for 12 months following the date of termination. Any severance payable under the employment agreement is reduced by any other severance or similar termination benefits payable under our plans, programs or arrangements.

        The employment agreements further provide that we will issue a non-qualified stock option to purchase 150,000 shares of common stock of Superior Essex at $10 per share which will vest in equal annual installments on each of November 10, 2004, November 10, 2005 and November 10, 2006, provided Executive is employed on each vesting date (subject to earlier termination upon certain events). Shares acquired by exercising the stock option may not be sold prior to the first anniversary of the execution of the employment agreement or, if earlier, the date the executive's employment terminates.

        In addition, the employment agreements provide that we will grant the executives 50,000 shares of restricted common stock of Superior Essex. Subject to the executive's continued employment with us, this restricted stock will vest on November 10, 2006 for certain shares for which the target trading price has been achieved for at least any 20 consecutive trading day period. In the event that all or some of the target trading prices are not achieved by the third anniversary of the date of grant, the restricted stock will vest on November 10, 2010, provided that Executive is employed through such vesting date, unless we decide to accelerate the vesting. The target trading prices will be $17.50, $22.50 and $28.50 for each one-third of the shares subject to the award.

        If a change in control occurs and (1) the executive does not receive, within 90 days of the change in control, a written offer of employment from the acquiror or successor providing for employment following the change in control on substantially the same terms and conditions as set forth in the employment agreement, (2) the company is no longer a reporting company based on its common stock being publicly traded or (3) the executive's employment is terminated during the one-year period commencing on the change in control by us without "cause" or by the executive for "good reason," then any unvested portion of the stock option granted pursuant to the employment agreement held by the executive will be fully vested and exercisable and any unvested portion of the restricted stock for which the applicable target trading price requirement has been satisfied prior to the change in control will be fully vested.

        We have also agreed to indemnify the executives to the fullest extent permitted by applicable law against all liabilities incurred as a result of the executive's providing services for us, whether such liabilities occur during or following the employment term. We have also agreed to cover the executives under a directors' and officers' liability insurance policy both during and, while potential liability exists, after the employment term that is no less favorable than the policy covering our other directors and senior officers.

        Separation Agreement with Mr. Knup.    In connection with Superior TeleCom's emergence from bankruptcy, Superior TeleCom and Superior Telecommunications entered into a separation letter agreement with Stephen C. Knup under which Mr. Knup resigned, effective as of December 31, 2003, from his position as our President and Chief Operating Officer, from employment with us and our subsidiaries and from all other executive offices and trusteeships with, or relating to, us and our subsidiaries that Mr. Knup held as of that date. Under the separation agreement, Superior Essex paid Mr. Knup a lump sum cash payment in the amount of $426,196, which amount represents the severance benefit payable to Mr. Knup under the Superior TeleCom Inc. Severance Pay Plan. Mr. Knup was also paid $24,588 for accrued vacation plus any unreimbursed business and medical expenses incurred through the date of termination. As a condition of the receipt of the foregoing severance payments and benefits, Mr. Knup is subject to a confidentiality covenant and to a one-year restriction on competition and solicitation.

        Compensation Under Plans.    Messrs. Aldridge, Deedy and Jack have been designated as participants in our Change in Control Severance Pay Plan. If we terminate any of these executives without "cause" or if any of these executives terminates for "good reason" (each as defined in the plan) during the period commencing on the date of a "change in control" (as defined in the plan) and ending on the first anniversary of such date, the executive will be entitled to a lump such cash severance benefit provided the executive first delivers (and does not revoke) a general release of claims. The amount of the benefit is equal to 220% of the sum of the executives "base pay" (as defined in the plan) and the executive's target performance bonus (65% of base pay for Messrs. Aldridge and Deedy and 60% for Mr. Jack). The severance benefit payable under our Change in Control Severance Pay Plan will reduce the severance benefit payable under the employment agreements with Messrs. Aldridge, Deedy and Jack described above. The maximum amount of severance benefits payable to all participants under the Change in Control Severance Pay Plan is $4.34 million. If an executive becomes entitled to payments or benefits which would constitute "parachute payments" within the meaning of the Internal Revenue Code and subject the executive to an excise tax, the executive may be entitled to an additional tax gross-up payment.

        Messrs. Aldridge, Deedy and Jack have also been designated as participants in our Key Employee Retention Plan. The executives are entitled to retention and incentive bonuses based on a percentage of their base salary, with the incentive component based on our liquidity on the effective date of the plan of reorganization. The executive generally must remain continuously employed through the date bonuses are paid to be eligible to receive bonus payments. Messrs. Aldridge, Deedy and Jack are entitled to receive retention bonuses of $386,400, $267,736 and $165,000, respectively, payable in three installments. The first two installments were paid on May 3, 2003 and September 4, 2003. The final installments of $144,900, $100,401 and $61,875 for Messrs. Aldridge, Deedy and Jack, respectively, will be paid on May 10, 2004, but may be paid earlier if certain events occur. The incentive bonus was paid in a lump sum cash payment on November 25, 2003. Messrs. Aldridge, Deedy and Jack received incentive bonuses of $144,900, $100,401 and $61,875, respectively.

        We have also agreed to adopt a senior executive retirement plan, an unfunded non-qualified defined benefit retirement plan, and to name Messrs. Aldridge, Deedy and Jack as participants. We may also designate other senior executives to participate in the plan. Subject to vesting, each of Messrs. Aldridge, Deedy and Jack will be entitled to an annual retirement benefit upon reaching age 62 equal to 2% of the highest average base salary and annual bonus during any three years during the final five years of employment with us multiplied by the executive's years of service with us after November 10, 2003. Messrs. Aldridge, Deedy and Jack will become fully vested in the plan after four years of service beginning after November 10, 2003. For purposes of calculating the accrued benefit under the plan, Messrs. Aldridge, Deedy and Jack will be treated as having accrued an additional five years of service after completing five continuous years of service. The benefit under the senior executive retirement plan is reduced if payments commence prior to age 62 but is not reduced for Social Security or other offset amounts.

Compensation Committee Interlocks and Insider Participation

         Messrs. Africk, Haymon and Lewis served on the compensation committee of our board of directors during the year ended December 31, 2003. There were no compensation committee interlocks or insider (employee) participation during such period.

        All other information required by this item will be filed by amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        On March 15, 2004, after giving effect to the issuance and distribution of all securities as provided in that plan, there were issued and outstanding 16,830,000 shares of our common stock. The following table contains information as of that date regarding the number of shares of our common stock beneficially owned by (1) each person known by us to have beneficial ownership of more than 5% thereof, (2) each of our directors, (3) each of our executive officers and (4) all directors and executive officers as a group. The information contained herein is based on information contained in the plan of reorganization, provided to us by such holders and contained in publicly filed documents with the Commission.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
Greenwater Holdings Ltd.(2)	2,491,318		14.8
AP-ST LLC(3)	2,477,288		14.7
Angelo Gordon & Co., L.P.(4)	1,204,542		7.2
Strategic Value Master Fund Ltd.(5)	895,213		5.3
Castlerigg Master Investments Ltd.(6)	868,918		5.2
Stephen M. Carter	330,000	(7)	2.0
David S. Aldridge	—	(8)	—
Justin F. Deedy, Jr.	—	(8)	—
H. Patrick Jack	—	(8)	—
Stephen C. Knup	—		—
Andrew D. Africk	—	(9)	—
Denys Gounot	—		—
James F. Guthrie	—		—
Monte R. Haymon	—		—
Andrew P. Hines	—		—
Perry J. Lewis III	—		—
All directors and executive officers as a group	330,000	(7)	2.0

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Superior Essex Inc., 150 Interstate Parkway North, Atlanta, Georgia 30339.

(2)
The address of Greenwater Holdings Ltd. is c/o M&C Corporate Services Limited, PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Greenwater Holdings Ltd. is an indirect wholly owned subsidiary of General Electric Company.

(3)
The address of AP-ST LLC is Two Manhattanville Road, Purchase, New York 10577. Apollo Management V, L.P., a Delaware limited partnership ("Management"), is the manager of AP-ST LLC. AIF V Management, Inc., a Delaware corporation ("AIFVM"), is the general partner of Management. The directors and principal executive officers of each of AIFVM and Management are Messrs. Leon D. Black and John J. Hannan. Each of Messrs. Black and Hannan disclaims beneficial ownership of the shares of common stock owned by AP-ST LLC.

(4)
The address of Angelo Gordon & Co., L.P. is 245 Park Avenue, New York, New York 10167. Each of Messrs. John M. Angelo and Michael L. Gordon has the shared power to direct the voting and disposition of the shares held for Angelo Gordon's account.

(5)
The address of Strategic Value Master Fund Ltd. is c/o State Street Cayman Trust Co. Ltd., West Bay Road, P.O. Box 3113 SMB, Safehaven Corporate Centre, Grand Cayman, Cayman Islands, British West Indies. Each of Strategic Value Partners, LLC, the investment manager of Strategic Value Master Fund Ltd., and Mr. Victor Khosla, the managing partner of Strategic Value Partners, LLC, has the shared power to direct the voting and disposition of these shares.

(6)
The address of Castlerigg Master Investments Ltd. is c/o Citco Fund Services, Kaya Flamboyan 9, Curacao, Netherlands Antilles. Each of Sandell Asset Management Corp., by virtue of its position as investment manager of Castlerigg Master Investments Ltd., and Thomas Sandell, by virtue of his position as principal of Sandell Asset Management Corp., may be deemed to share dispositive and voting power over these shares.

(7)
Shares of restricted common stock of Superior Essex.

(8)
See "Management—Executive Compensation—Employment and other Agreements and Plans" for a discussion of restricted common stock of Superior Essex that will be granted to Messrs. Aldridge, Deedy and Jack pursuant to their employment agreements.

(9)
Mr. Africk is a senior partner of Apollo Management, L.P., an affiliate of AP-ST LLC. Mr. Africk disclaims beneficial ownership of the shares owned by AP-ST LLC.

        All other information required by this item will be filed by amendment to this Form 10-K.

Item 13. Certain Relationships and Related Transactions

        Andrew D. Africk, who became one of our directors on the effective date of the plan of reorganization, is a senior partner of Apollo Management, L.P., an affiliate of which held secured debt of Superior TeleCom and was therefore entitled to receive, pursuant to the plan of reorganization, 2,477,288 shares of our common stock, 750,693 shares of Superior Essex Holding's series A preferred stock and $21.8 million principal amount of senior notes of Superior Essex Communications and Essex Group.

        In connection with the Electrical Sale, Alpine Holdco, Essex Electric and Superior TeleCom entered into a Supply and Transitional Services Agreement. Under this agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in this agreement is based on the COMEX price plus an additional amount to reflect conversion to copper rod. This agreement also provided for Superior TeleCom's provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior TeleCom.

        On November 7, 2003, this agreement was replaced by a new Supply and Services Agreement between Superior Essex and Essex Electric. The new agreement provides for the supply by us to Essex Electric of copper rod, on similar pricing terms, for 2004 and our provision of certain specified administrative services that are more limited than those contained in the original agreement. The new agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Essex Electric and us. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. We may terminate our obligations to supply copper rod upon 60 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the agreement. Sales of copper rod to Essex Electric for the year ended December 31, 2003 were $104.8 million and the cost for administrative services was $4.4 million.

Item 14. Principal Accounting Fees and Services

        The information required by this item will be filed by amendment to this Form 10-K.

Item 15. Financial Statements and Exhibits.

        (a)(1), (a)(2)    See the separate section of this report following Item 15 for a list of financial statements and schedules filed herewith.

        (a)(3)    Exhibits as required by Item 601 of Regulation S-K are listed in Item 15(c) below.

        (b)    None.

        (c)    Exhibits

Exhibit Number	Description
2(a)	Disclosure Statement with respect to First Amended Joint Plan of Reorganization of Superior TeleCom Inc. and its affiliated debtors and debtors-in-possession (including the Amended Joint Plan of Reorganization attached as Exhibit A thereto) (incorporated herein by reference to Exhibit 2(a) to the Registration Statement on Form 10 (Registration No. 000-50514) of Superior Essex Inc., as filed with the Securities and Exchange Commission on December 15, 2003, as amended (the "Superior Essex Form 10")).
3(a)	Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(a) to the Superior Essex Form 10).
3(b)	Restated By-Laws of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(b) to the Superior Essex Form 10).
4(a)
Indenture, dated as of November 10, 2003, among Superior Essex Communications LLC and Essex Group, Inc., as Co-issuers, Superior Essex Inc., Superior Essex Holding Corp., Essex International Inc., the other Guarantors named therein and The Bank of New York, as trustee, including the form of 9.5% Second Priority Secured Note due 2008 attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4(a) to the Superior Essex Form 10).
4(b)	Certificate of Designation of Series A Preferred Stock of Superior Essex Holding Corp. (incorporated herein by reference to Exhibit 4(b) to the Superior Essex Form 10).
10(a)
Credit Agreement, dated November 10, 2003, by and among Superior Essex Communications LLC, as a borrower, Essex Group, Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(a) to the Superior Essex Form 10).
10(b)*
First Amendment to Credit Agreement, dated February 20, 2004, by and among Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers.
10(c)*
Second Amendment to Credit Agreement, dated March 18, 2004, by and among Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers.
10(d)
Registration Rights Agreement, dated as of November 10, 2003, by and among Superior Essex Inc., the holders of Registrable Common Stock (as defined therein) and the holders of the Warrants (as defined therein) and such other Persons who may become a party thereto pursuant to Section 16 or 19(i) thereof (incorporated herein by reference to Exhibit 10(b) to the Superior Essex Form 10).

10(e)
Registration Rights Agreement, dated as of November 10, 2003, by and among Superior Essex Communications LLC, Essex Group, Inc., the Guarantors party to such agreement, the holders of Registrable Notes (as defined therein) listed on Schedule A thereto and such other Persons who may become a party thereto pursuant to Section 15 thereof (incorporated herein by reference to Exhibit 10(c) to the Superior Essex Form 10).
10(f)
Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).
10(g)	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10(h)	Employment Agreement, dated November 10, 2003, between Superior Essex Inc. and Stephen M. Carter (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).
10(i)*	Employment Agreement, dated March 15, 2004, between Superior Essex Inc. and David S. Aldridge.
10(j)*	Employment Agreement, dated March 15, 2004, between Superior Essex Inc. and Justin F. Deedy, Jr.
10(k)*	Employment Agreement, dated March 5, 2004, between Superior Essex Inc. and H. Patrick Jack.
10(l)	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).
10(m)	Severance Pay Plan (incorporated herein by reference to Exhibit 10(k) to the Superior Essex Form 10).
10(n)	Change in Control Severance Pay Plan.(incorporated herein by reference to Exhibit 10(l) to the Superior Essex Form 10).
10(o)	Key Employee Retention Plan (incorporated herein by reference to Exhibit 10(m) to the Superior Essex Form 10).
10(p)
Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).
10(q)
First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the "1995 Alpine 10-K")).
10(r)
Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).
10(s)
Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom Inc., as filed with the Securities and Exchange Commission on August 9, 1996, as amended (the "Superior TeleCom S-1")).

10(t)
First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).
10(u)
Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the "1999 Superior TeleCom 10-K")).
10(v)
Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).
10(w)
Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001).
10(x)
Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2002).
14*	Code of Ethics of Superior Essex Inc.
21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 to the Superior Essex Form 10).
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004	SUPERIOR ESSEX INC.
	By:	/s/ MONTE R. HAYMON Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MONTE R. HAYMON Monte R. Haymon	Chairman of the Board	March 29, 2004
/s/ STEPHEN M. CARTER Stephen M. Carter	Chief Executive Officer (principal executive officer)	March 29, 2004
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 29, 2004
/s/ ANDREW D. AFRICK Andrew D. Africk	Director	March 29, 2004
/s/ DENYS GOUNOT Denys Gounot	Director	March 29, 2004
/s/ JAMES F. GUTHRIE James F. Guthrie	Director	March 29, 2004
/s/ ANDREW P. HINES Andrew P. Hines	Director	March 29, 2004
/s/ PERRY J. LEWIS III Perry J. Lewis III	Director	March 29, 2004

Index of Financial Statements

        The following financial statements of Superior Essex Inc. and Superior TeleCom Inc. are included at the indicated page in this annual report:

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Superior Essex Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of Superior Essex Inc. and subsidiaries (successor) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period November 11, 2003 (inception) to December 31, 2003. We have audited the accompanying consolidated balance sheet of Superior TeleCom Inc. and subsidiaries (predecessor) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002. Our audit also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of management of the companies. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule of Superior TeleCom Inc. as of December 31, 2001 and for the year then ended, before the inclusion of disclosures described in Note 2, under "Goodwill", and the reclassification described in Note 2, under "New Accounting Standards", to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly in all material respects, the information set forth therein, in their reports dated February 18, 2002 (except with respect to Notes 1, 6, 7, and 20, in the 2001 annual report on Form 10-K as to which the date is March 28, 2002).

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, on October 22, 2003, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 10, 2003. Accordingly, the accompanying financial statements of Superior Essex Inc. and subsidiaries have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with that of Superior TeleCom Inc. and subsidiaries for prior periods, as described in Note 1.

        In our opinion, the consolidated financial statements referred to above of Superior Essex Inc. and subsidiaries present fairly, in all material respects, the financial position of Superior Essex Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the period from November 11, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the 2002 and 2003 financial statements referred to above for Superior TeleCom Inc. and subsidiaries, present fairly, in all material respects, the financial position of Superior TeleCom Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the period January 1, 2003 to November 10, 2003, and the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 financial statements taken as a whole are fairly stated in all material respects.

        As discussed in Note 2 to the consolidated financial statements, (1) effective January 1, 2002 the method of accounting for goodwill and other intangible assets was changed to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"; (2) a loss on early extinguishment of debt which occurred in the year ended December 31, 2001 and previously reported as extraordinary, was reclassified to other (expense) income to conform with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"; (3) effective January 1, 2003, the accounting for costs associated with exit or disposal activities was changed to conform with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and was applied to exit and disposal costs incurred in 2003; and (4) effective June 1, 2003, Statement of Financial Accounting Standards, No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was adopted and applied to financial instruments issued after that date.

        As discussed above, the consolidated financial statements of Superior TeleCom Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. These 2001 consolidated financial statements have been revised as follows:

  1.
  The transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002 are included in Note 2, under "Goodwill". Our audit procedures with respect to the disclosures in Note 2, under "Goodwill", with respect to 2001 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing goodwill amortization expense (including any related income tax effect) recognized in those periods, to the underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and related loss-per-share amounts.

  2.
  As described in Note 2, under "New Accounting Standards", the consolidated financial statements for 2001 have been reclassified to give effect to Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS 145) which was adopted on January 1, 2003. We audited the adjustments described in Note 2, under "New Accounting Standards", that were applied to conform the 2001 financial statements to the presentation required by SFAS 145. Our audit procedures with respect to 2001 included (1) comparing the amounts reclassified to other (expense) income and benefit for income taxes in the consolidated statements of operations to the underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts reclassified to other (expense) income and benefit for income taxes to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

        In our opinion, such disclosures are appropriate and reclassifications have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Superior TeleCom Inc. other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Deloitte & Touche LLP
Atlanta, Georgia
March 19, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

To Superior Telecom Inc.:

        We have audited the accompanying consolidated balance sheets of Superior Telecom Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Telecom Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia
February 18, 2002

(except with respect to Notes 1,6,7 and 20,
as to which the date is March 28, 2002

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Superior Essex Inc. As of December 31, 2003	Superior TeleCom Inc. As of December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,606	$7,101
Accounts receivable, net	100,893	84,515
Inventories, net	119,787	104,363
Other current assets	23,316	65,199

Total current assets	254,602	261,178
Property, plant and equipment, net	223,318	275,127
Other assets	9,005	34,300

Total assets	$486,925	$570,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$42,755	$57,691
Current portion of long-term debt	—	1,107,231
Accounts payable	35,866	32,411
Accrued expenses	58,199	75,507

Total current liabilities	136,820	1,272,840
Long-term debt, less current portion	157,000	—
Other long-term liabilities, primarily pension obligations	29,213	44,519

Total liabilities	323,033	1,317,359

Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior TeleCom Inc., net of discount	—	137,270
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Common stock of Superior Essex Inc. ($.01 par value; 33,000,000 shares authorized; 16,500,000 shares issued at December 31, 2003)	165	—
Common stock of Superior TeleCom Inc. (22,179,834 shares issued at December 31, 2002)	—	222
Capital in excess of par value	168,135	44,828
Accumulated other comprehensive income (loss)	1,221	(13,051)
Accumulated deficit	(2,443)	(897,645)

	167,078	(865,646)
Equity-based unearned compensation	(3,186)	—
Treasury stock of Superior TeleCom Inc., at cost (795,210 shares at December 31, 2002)	—	(18,378)

Total stockholders' equity (deficit)	163,892	(884,024)

Total liabilities and stockholders' equity (deficit)	$486,925	$570,605

        The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Years Ended December 31,
			2002	2001
Net sales	$126,409	$861,629	$1,439,958	$1,747,302
Cost of goods sold	116,354	764,311	1,268,695	1,471,409

Gross profit	10,055	97,318	171,263	275,893
Selling, general and administrative expenses	10,284	71,969	143,950	156,017
Restructuring and other charges	1,184	8,638	37,757	5,358
Amortization of goodwill	—	—	—	21,057
Loss on asset sale and impairments (Notes 5 and 15)	—	—	502,578	—

Operating income (loss)	(1,413)	16,711	(513,022)	93,461
Interest expense (contractual interest of $113,500 for the period January 1, 2003 to November 10, 2003)	(2,650)	(26,659)	(114,323)	(115,048)
Other (expense) income, net	349	(785)	(2,916)	(3,324)

Loss before reorganization items, income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(3,714)	(10,733)	(630,261)	(24,911)
Reorganization items	—	890,729	—	—

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(3,714)	879,996	(630,261)	(24,911)
Benefit for income taxes	1,271	2,759	106,665	5,340

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	(2,443)	882,755	(523,596)	(19,571)
Distributions on preferred securities of Superior Trust I	—	(5,050)	(16,654)	(15,362)

Income (loss) before minority interest and cumulative effect of accounting change for goodwill impairment	(2,443)	877,705	(540,250)	(34,933)
Minority interest in losses of subsidiaries	—	—	3,462	2,430

Income (loss) before cumulative effect of accounting change for goodwill impairment	(2,443)	877,705	(536,788)	(32,503)
Cumulative effect of accounting change for goodwill impairment	—	—	(424,503)	—

Net income (loss)	$(2,443)	$877,705	$(961,291)	$(32,503)

Net income (loss) per share of common stock:
Basic:
Income (loss) before cumulative effect of accounting change for goodwill impairment	$(0.15)	$40.25	$(25.22)	$(1.58)
Cumulative effect of accounting change for goodwill impairment, net	—	—	(19.94)	—

Net income (loss) per basic share of common stock	$(0.15)	$40.25	$(45.16)	$(1.58)

Diluted:
Income (loss) before cumulative effect of accounting change for goodwill impairment	$(0.15)	$34.43	$(25.22)	$(1.58)
Cumulative effect of accounting change for goodwill impairment, net	—	—	(19.94)	—

Net income (loss) per diluted share of common stock	$(0.15)	$34.43	$(45.16)	$(1.58)

Weighted average shares outstanding:
Basic	16,500	21,809	21,287	20,635

Diluted	16,500	25,640	21,287	20,635

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

						Treasury Stock of Superior Telecom Inc.
	Common Stock
			Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)			Unearned Equity-based Compensation		Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount		Total
Superior TeleCom Inc.:
Balance December 31, 2000	21,133,361	$211	$40,937	$(8,485)	$96,483	828,300	$(19,143)	$—	$110,003
Employee stock purchase plan	534,300	6	890	—	—	—	—	—	896
Stock options and grants	—	—	1,824	—	(147)	(14,943)	346	—	2,023
Net loss	—	—	—	—	(32,503)	—	—	—	(32,503)	$(32,503)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(2,283)	—	—	—		(2,283)	(2,283)
Additional minimum pension liability (net of tax benefit of $1,221)	—	—	—	(1,305)	—	—	—	—	(1,305)	(1,305)
Change in unrealized gains (losses) on derivatives, net	—	—	—	(91)	—	—	—	—	(91)	(91)

Total comprehensive loss										$(36,182)

Balance December 31, 2001	21,667,661	217	43,651	(12,164)	63,833	813,357	(18,797)	—	76,740
Employee stock purchase plan	163,575	2	157	—	—	—	—	—	159
Stock options and grants	348,598	3	1,020	—	(187)	(18,147)	419	—	1,255
Net loss	—	—	—	—	(961,291)	—	—	—	(961,291)	$(961,291)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	6,195	—	—	—	—	6,195	6,195
Additional minimum pension liability (net of tax benefit of $3,839)	—	—	—	(6,492)	—	—	—	—	(6,492)	(6,492)
Change in unrealized gains (losses) on derivatives, net	—	—	—	(590)	—	—	—	—	(590)	(590)

Total comprehensive loss										$(962,178)

Balance December 31, 2002	22,179,834	222	44,828	(13,051)	(897,645)	795,210	(18,378)	—	(884,024)

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(in thousands, except share data)

						Treasury Stock of Superior Telecom Inc.
	Common Stock
			Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)			Equity-based Unearned Compensation		Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount		Total
Employee stock purchase plan	—
Stock options and grants	—	4	711	—	(173)	(16,741)	387	—	929
Net income	—	—	—	—	877,705	—	—	—	877,705	$877,705
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	(341)	—	—	—	—	(341)	(341)
Additional minimum pension liability	—	—	—	1,712	—	—	—	—	1,712	1,712
Change in unrealized gains (losses) on derivatives, net	—	—	—	3,697	—	—	—	—	3,697	3,697
Other	—	—	—	(26)	—	—	—	—	(26)	(26)

Total comprehensive income										$882,747

Plan of reorganization and fresh-start:
Elimination of accumulated deficit	—	—	—	8,009	20,113	—	—	—	28,122
Cancellation of Superior TeleCom Inc. Shares	(22,179,834)	(226)	(45,539)	—	—	(778,469)	17,991	—	(27,774)

Balance November 10, 2003	—	$—	$—	$—	$—	—	$—	$—	$—

Superior Essex Inc.:
Balance November 11, 2003	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of stock under plan of reorganization	16,500,000	$165	$164,835	—	—	—	—	—	165,000
Restricted stock awards	—	—	3,300	—	—	—	—	(3,300)	—
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	114	114
Net loss	—	—	—	—	(2,443)	—	—	—	(2,443)	$(2,443)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	876	—	—	—	—	876	876
Change in unrealized gains(losses) on derivatives, net of deferred tax of $250	—	—	—	380	—	—	—	—	380	380
Other	—	—	—	(35)	—	—	—	—	(35)	(35)

Total comprehensive loss										$(1,222)

Balance December 31, 2003	16,500,000	$165	$168,135	$1,221	$(2,443)	—	$—	$(3,186)	$163,892

SUPERIOR ESSEX INC. AND SUBSIDIARIES CONSOLIDATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003		Years Ended December 31,
		Period January 1, 2003 to November 10, 2003
			2002	2001
Cash flows from operating activities:
Income (loss) before cumulative effect of accounting change for goodwill impairment	$(2,443)	$877,705	$(536,788)	$(32,503)
Adjustments to reconcile income (loss) before cumulative effect of accounting change for goodwill to net cash provided by (used for) operating activities:
Depreciation and goodwill amortization	2,574	25,114	43,711	67,249
Deferred distributions on Trust Convertible Preferred Securities	—	5,050	15,424	7,775
Amortization of deferred financing costs	122	7,058	16,211	8,183
Interest costs satisfied by payment-in-kind notes	—	—	21,205	—
Write-down of idled property, plant and equipment	—	3,083	22,812	—
Loss on asset sale and impairments	—	—	502,578	—
Loss on early extinguishment of debt	—	—	—	4,594
Deferred taxes	(573)	(3,259)	(62,551)	(2,492)
Minority interest in losses of subsidiary	—	—	(3,462)	(2,430)
Reorganization items	—	(890,729)	—	—
Change in assets and liabilities, net of effects from companies acquired:
Accounts receivable, net	4,473	(20,830)	7,986	75,041
Inventories, net	12,111	(18,716)	52,527	(4,266)
Other current and noncurrent assets	(9,077)	54,305	(39,566)	(1,719)
Accounts payable and accrued expenses	(10,940)	33,615	(55,445)	(53,588)
Other, net	459	7,910	3,051	(6,949)

Cash flows provided by (used for) operating activities before reorganization items	(3,294)	80,306	(12,307)	58,895
Reorganization items paid, net	—	(8,663)	—	—

Cash flows provided by (used for) operating activities	(3,294)	71,643	(12,307)	58,895

Cash flows from investing activities:
Capital expenditures	(1,739)	(2,838)	(10,123)	(27,264)
Net proceeds from the sale of assets	—	5,681	83,576	6,389
Superior Israel customer loan repayments (advances)	—	—	6,157	(13,018)
Other	—	633	1,013	11

Cash flows provided by (used for) investing activities	(1,739)	3,476	80,623	(33,882)

Cash flows from financing activities:
Repayments of short-term borrowings, net	(309)	(56,537)	(66,697)	(35,612)
Borrowings (repayments) under revolving credit facilities, net	(842)	14,222	30,239	94,199
Debt issuance costs	—	(3,900)	(3,939)	(2,269)
Long-term borrowings — Israel	—	—	1,479	17,326
Repayments of long-term borrowings	—	(20,203)	(41,677)	(91,561)
Other, net	—	—	159	(627)

Cash flows used for financing activities	(1,151)	(66,418)	(80,436)	(18,544)

Effect of exchange rate changes on cash	558	430	(90)	(160)

Net increase (decrease) in cash and cash equivalents	(5,626)	9,131	(12,210)	6,309
Cash and cash equivalents at beginning of period	16,232	7,101	19,311	13,002

Cash and cash equivalents at end of period	$10,606	$16,232	$7,101	$19,311

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$4,642	$25,787	$85,437	$122,256
Cash (received) paid for income taxes, net	$65	$(58,331)	$(17,262)	$1,216

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Organization

  Description of business and basis of presentation

        Superior Essex Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "SEI"), a Delaware holding company, and its operating subsidiaries were recently formed to acquire and conduct the business formerly conducted by Superior TeleCom Inc. ("Superior TeleCom"), and its subsidiaries, pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and implemented by Superior TeleCom effective November 10, 2003 as discussed below. As a result of the reorganization and the Company's implementation of fresh-start reporting as described below, the consolidated financial statements of the Company (the successor entity for purposes of fresh-start reporting) for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom, the Company's predecessor, for periods prior to the effective date of the plan of reorganization.

        The Company is a manufacturer and supplier of communications wire and cable products and magnet wire and insulation materials for motors, transformers and electrical controls. The Company also converts copper cathode to copper rod for sale to other wire and cable manufacturers. Prior to December 11, 2002, Superior TeleCom was also a manufacturer of building and industrial wire for applications in commercial and residential construction and industrial facilities. The Company operates manufacturing and distribution facilities in the United States, the United Kingdom and Mexico.

  Chapter 11 Filing and Reorganization

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continued to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company's United Kingdom and Mexican operations were not included in the Chapter 11 filings.

        Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the magnet wire and communications sectors caused by, among other things, substantial spending reductions by the regional Bell operating companies ("RBOCs") and independent telephone operating companies.

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and certain contractual provisions could not be enforced against Superior TeleCom. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization voted upon by certain classes of the Company's creditors and approved by the Bankruptcy Court.

        As part of the Chapter 11 proceedings, Superior TeleCom filed its original Joint Plan of Reorganization and related disclosure statement on July 30, 2003. On August 28, 2003, Superior TeleCom filed an amended Joint Plan of Reorganization and disclosure statement. As further modified, the amended plan, was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, the Company acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, the Company's new bank credit facility (see Note 6) or any agreement, instrument or indenture relating thereto, on and after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in the Company, free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, the Company began operating its business without supervision or approval by the Bankruptcy Court.

        The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

  •
  the distribution to Superior TeleCom's senior secured debt holders or their transferees of (1) 16,500,000 shares of common stock of SEI, representing 100% of the outstanding common stock of SEI, (2) 5,000,000 shares of series A non-convertible preferred stock of Superior Essex Holding Corp. ("SEHC"), SEI's direct subsidiary, referred to herein as the series A preferred stock, and (3) $145 million principal amount of senior notes jointly issued by Superior Essex Communications LLC ("SEC-LLC"), SEHC's direct subsidiary, and Essex Group, Inc. ("EGI"), SEHC's indirect subsidiary, having a five-year term, referred to herein as the senior notes;

  •
  the distribution to holders of Superior TeleCom's senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of common stock of SEI at a price of $25.00 per share;

  •
  the payment of $3 million in cash to holders of general unsecured claims against Superior TeleCom;

  •
  the consummation of a new $120 million senior secured revolving credit facility (see Note 6) to (1) fund repayment of Superior TeleCom's "debtor-in-possession," or DIP, Credit Facility and certain expenses relating to the plan of reorganization, (2) provides for working capital needs, (3) fund debt service on the senior notes of SEC-LLC and EGI and SEHC's series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of SEI's business;

  •
  the cancellation of all pre-bankruptcy senior secured debt of Superior TeleCom;

  •
  the cancellation of all pre-bankruptcy senior subordinated notes of Superior TeleCom;

  •
  the cancellation of all 8 1/2% convertible subordinated debentures of Superior TeleCom, which had previously been distributed to holders of the 8 1/2% trust convertible preferred securities of Superior Trust I in liquidation of that trust (see Note 9);

  •
  the cancellation of all equity and debt interests held in Superior TeleCom by The Alpine Group, Inc., Superior TeleCom's former principal stockholder;

  •
  the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of such common stock;

  •
  the ability to issue stock options and/or restricted stock for up to 1.8 million shares of common stock of SEI under SEI's Stock Incentive Plan, with the allocation of awards to be effected by SEI's board of directors following the effective date of the plan of reorganization; and

  •
  the implementation of equity awards to the independent directors of SEI as part of SEI's Stock Incentive Plan.

  Fresh-Start Reporting

        Upon implementation of the plan of reorganization fresh-start reporting was adopted in accordance with AICPA Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," since holders of Superior TeleCom's common stock immediately prior to confirmation of the plan of reorganization received less than 50% of the Company's common stock and the reorganization value of the Company's assets upon emergence was less than Superior TeleCom's post-petition liabilities and allowed claims. Under fresh-start reporting, the reorganization value is allocated to the Company's net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Company's reorganization value was less than the fair value of the Company's net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization is recorded at the stated value, which approximates fair value.

        In connection with its development of the Plan of Reorganization (the "Plan") Superior TeleCom directed its financial advisor to prepare a valuation analysis of its business and the new securities to be issued under the Plan. In preparing this analysis, Superior TeleCom's financial advisors, among other things, (a) reviewed certain recent publicly available financial results of Superior TeleCom, (b) reviewed certain interim financial and operating data of Superior TeleCom, (c) discussed with certain senior executives the current operations and prospects of Superior TeleCom, (d) reviewed certain operating and financial forecasts prepared by Superior TeleCom, including the financial projections contained in Superior TeleCom's Disclosure Statement, (e) discussed with certain senior executives of Superior TeleCom key assumptions related to the financial projections, (f) prepared a 4 1/2 year discounted cash flow analyses based on the financial projections, utilizing various discount rates ranging from 11% to 15% and EBITDA terminal multiples of 5x to 6.5x based on relevant comparable company analysis, (g) considered the market value of certain publicly-traded companies in businesses reasonably comparable to the operating business of Superior TeleCom and (i) conducted such other analyses as they deemed necessary under the circumstances.

        As a result of such analyses, review, discussions, considerations and assumptions, Superior TeleCom's financial advisor presented estimates that the total enterprise value of Superior TeleCom was within a range of $350 million to $400 million with a mid-point value of $375 million. The Company used the mid-point valuation of $375 million as the basis for its reorganization value for purposes of applying fresh-start reporting. The total enterprise value of $375 million and its derivation was a key element in negotiations with Superior TeleCom's creditors and equity-holders in developing the plan of reorganization which was ultimately approved by Superior TeleCom's creditors and the Bankruptcy

Court. A final determination of the fresh-start reporting adjustments, including allocation of the reorganization value to the assets and liabilities based on their respective fair values, has not yet been made. The allocation of the reorganization value as of the effective date of the plan of reorganization, based on current estimates and assumptions which are subject to revision upon finalization of the asset valuations, is summarized as follows (in thousands):

Common equity value	$165,000
Long-term debt:
Senior notes	145,000
Sale/leaseback finance obligation	7,000
Series A preferred stock	5,000
Exit financing, including pre-emergence accrued reorganization costs	53,000

375,000
Accounts payable and accrued expenses	94,968
Long-term liabilities, primarily defined benefit pension obligations	29,055

499,023
Current assets	(267,711)
Other long-term assets, primarily debt issue costs	(7,531)
Property, plant and equipment	(223,781)

$—

        The following table reflects adjustments to the consolidated balance sheet resulting from implementation of the plan of reorganization and application of fresh-start reporting as of November 10, 2003, the effective date of the plan of reorganization:

	Superior TeleCom Inc. November 10, 2003	Plan of Reorganization		Fresh-Start		Superior Essex Inc. November 10, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,232					$16,232
Accounts receivable	105,366					105,366
Inventories, net	123,082			8,814	(e)	131,896
Other current assets	14,217					14,217

Total current assets	258,897			8,814		267,711
Property, plant and equipment, net	247,475			(23,694)	(f)	223,781
Other assets	28,966	1,975	(b)	(498)	(e)	7,531
		(22,912)	(c)

Total assets	$535,338	(20,937)		(15,378)		$499,023

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$40,864	3,042	(b)			$43,906
Accounts payable	42,227	3,000	(a)			45,227
Accrued expenses	39,210	18,993	(a)	1,429	(e)	58,835
		(797)	(b)

Total current liabilities	122,301	24,238		1,429		147,968
Long-term debt	—	157,000	(a)			157,000
Other long-term liabilities	16,167	17,576	(a)	(4,688)	(e)	29,055

Total liabilities not subject to compromise	138,468	198,814		(3,259)		334,023
Liabilities subject to compromise	1,337,965	(1,337,965)	(a)			—

Total liabilities	1,476,433	(1,139,151)		(3,259)		334,023
Stockholders' equity (deficit):
Old common stock	226			(226)	(d)	—
New common stock	—	165	(a)			165
Capital in excess of par value	45,539	164,835	(a)	(45,539)	(d)	164,835
Accumulated other comprehensive loss	(8,009)			8,009	(d)	—
Accumulated deficit	(960,860)	(270)	(b)	7,646	(d)	—
		(22,912)	(c)
		976,396	(a)

	(923,104)	1,118,214		(30,110)		165,000
Treasury stock	(17,991)			17,991	(d)	—

Total stockholders' equity (deficit)	(941,095)	1,118,214		(12,119)		165,000

Total liabilities and stockholders' equity (deficit)	$535,338	(20,937)		(15,378)		$499,023

(a)
To reflect distribution under the plan of reorganization of the Company's new common stock, the series A preferred stock of SEHC and the senior notes jointly issued by SEC-LLC and EGI in settlement of pre-petition liabilities subject to compromise, summarized as follows (in thousands):

Liabilities subject to compromise	$1,337,965
Long-term debt:
Senior notes	(145,000)
Sale/leaseback finance obligation assumed	(7,000)
Series A preferred stock	(5,000)
Common equity	(165,000)
Other long-term liabilities assumed	(17,576)
Accounts payable assumed	(3,000)
Accrued expenses assumed	(18,993)

Gain on cancellation of indebtedness	$976,396

(b)
To reflect application of proceeds from the Company's new senior credit facility, including repayment of the DIP credit facility, as follows (in thousands):

Proceeds from senior credit facility	$42,752
Repayment of DIP credit facility	39,710

Net increase in short-term borrowings	3,042
Pay DIP lender working fee	(270)
Pay accrued property taxes and interest	(797)
Debt issue costs	(1,975)

$—

(c)
To write off remaining debt issuance costs of Superior TeleCom.

(d)
To reflect cancellation of stockholders' equity of Superior TeleCom.

(e)
To reflect fresh start accounting adjustments to adjust inventory, pension liabilities and deferred tax liabilities and certain current liabilities. Deferred tax accounts were adjusted to give effect to differences between the new accounting basis and the new tax basis of assets and liabilities. The adjustment to other long-term liabilities is summarized as follows (in thousands):

Pension liabilities	6,260
Deferred income taxes	(10,948)

$(4,688)

(f)
To reflect adjustment of assets in excess of reorganization value.

  Organizational history of Superior TeleCom

        Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc. ("Alpine"). On October 2, 1996, Alpine completed a reorganization whereby 100% of the common stock of two of Alpine's subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., was contributed to Superior TeleCom in exchange for 100% of the shares of the Superior TeleCom's then outstanding common stock. In October 1996, Superior TeleCom sold 9.4 million shares of its common stock through an initial public offering.

        On November 27, 1998, Superior TeleCom completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. On March 31, 1999, Superior TeleCom acquired the remaining 19% of the Essex International Inc. common stock through the issuance of 8 1/2% Trust Convertible Preferred Securities of Superior Trust I, a Delaware trust in which Superior TeleCom owned all the common equity interests.

        On December 11, 2002, in accordance with the terms of the Purchase Agreement, dated October 31, 2002, as amended on December 11, 2002 (the "Purchase Agreement"), by and among Alpine, Alpine Holdco Inc., a newly formed, wholly owned subsidiary of Alpine ("Alpine Holdco"), Superior TeleCom and certain of Superior TeleCom's wholly-owned subsidiaries, Superior TeleCom sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however, any secured debt), of Superior TeleCom's' electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. Superior TeleCom retained a 3% equity interest in Superior Israel, which the Company acquired in accordance with the plan of reorganization.

2. Summary of significant accounting policies

  Principles of consolidation

        The consolidated financial statements represent the consolidation of all majority owned companies. Investments in affiliated companies representing 20% to 50% ownership are accounted for using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements of Superior TeleCom is related to Superior TeleCom's 50.2% owned subsidiary, Superior Cables Limited ("Superior Israel") for periods prior to December 11, 2002.

  Cash and cash equivalents

        All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

  Inventories

        Inventories of communications products are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of magnet wire and copper rod are primarily stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method. Inventories include costs of materials, labor and manufacturing overhead. See Note 3.

  Property, plant and equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Land improvements	10 to 15 years
Buildings and improvements	5 to 40 years
Machinery and equipment	3 to 15 years

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the years ended December 31, 2002 and 2001, $0.2 million and

$1.4 million, respectively, was capitalized in connection with various capital projects. No interest was capitalized in 2003.

  Goodwill

        Superior TeleCom adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $750 million in goodwill was included as an asset in Superior TeleCom "s consolidated balance sheet. Changes in goodwill for the year ended December 31, 2002 are described below. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units and be reviewed annually for impairment. If the carrying value (including goodwill) of any reporting unit exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

        The transitional rules for implementing SFAS No. 142 provided for an initial assessment as to whether there was an implied impairment to the carrying value of goodwill within six months of adoption of SFAS No. 142, with a final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 required that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        Superior TeleCom completed its final determination of initial goodwill impairment in August 2002. The application of this new standard and the impact of economic conditions and industry specific conditions affecting Superior TeleCom's business segments resulted in a non-cash goodwill impairment charge of $424 million including $166 million related to Superior TeleCom's Electrical segment and $258 million related to Superior TeleCom's Magnet Wire and Distribution segment. The goodwill impairment charge was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142.

        As required by SFAS No. 142, Superior TeleCom performed its annual assessment of goodwill impairment in the fourth quarter of 2002. As a result of generally depressed economic conditions and specific industry conditions in the telecommunications industry, Superior TeleCom "s operating income and results of operations continued to decline during 2002. Based on that trend, the earnings forecast for the next five years was revised and in the fourth quarter of 2002, Superior TeleCom recognized an additional goodwill impairment loss of $324.7 million in its Magnet Wire and Distribution ($73.4 million) and Communications Cable ($251.3 million) reporting units since the carrying amount of the reporting units was greater than the fair value of the reporting units (as determined using the expected present value of expected future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The impairment charge resulted in the write-off of all remaining goodwill.

        Prior to the adoption of SFAS No. 142, the excess of the purchase price over the net identifiable assets of businesses acquired was amortized ratably over periods not exceeding 40 years and periodically assessed for recoverability by determining if the carrying amount exceeded the undiscounted cash flows of the acquired operations.

        The table below, which provides SFAS No. 142 transitional disclosures, reconciles the reported net income (loss) applicable to common stock (and related per share data) to an adjusted net income (loss) applicable to common stock (and related per share data) adjusted to exclude amortization expense related to goodwill that is no longer required.

	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Years Ended December 31,
			2002	2001
	(in thousands, except per share amounts)
Reported net income (loss)	$(2,443)	$877,705	$(961,291)	$(32,503)
Goodwill amortization	—	—	—	21,057

Adjusted net income (loss)	$(2,443)	$877,705	$(961,291)	$(11,446)

Basic income (loss) per share of common stock:
Reported net income (loss)	$(0.15)	$40.25	$(45.16)	$(1.58)
Goodwill amortization	—	—	—	1.02

Adjusted net income (loss)	$(0.15)	$40.25	$(45.16)	$(0.56)

Reported income (loss) before cumulative effect of accounting change	$(2,443)	$877,705	$(536,788)	$(32,503)
Goodwill amortization	—	—	—	21,057

Adjusted income (loss) before cumulative effect of accounting change	$(2,443)	$877,705	$(536,788)	$(11,446)

Basic income (loss) per share of common stock:
Reported income (loss) before cumulative effect of accounting change	$(0.15)	$40.25	$(25.22)	$(1.58)
Goodwill amortization	—	—	—	1.02

Adjusted income (loss) before cumulative effect of accounting change	$(0.15)	$40.25	$(25.22)	$(0.56)

  Deferred financing costs

        Origination costs incurred in connection with outstanding debt financings are included in the balance sheet in other assets. These deferred financing costs are being amortized over the lives of the applicable debt instruments on an effective interest rate basis and are charged to operations as additional interest expense. Total unamortized deferred financing fees at December 31, 2003 and 2002 were approximately $3.1 million and $27.3 million, respectively. As a result of Superior TeleCom's bankruptcy filing and subsequent plan of reorganization, all deferred debt issue costs relating to pre-effective date financing were written-off as a reorganization item in the accompanying consolidated statement of operations during the period January 1, 2003 to November 10, 2003.

  Amounts due customers

        Included in accrued expenses at December 31, 2003 and 2002 are certain amounts due customers totaling $3.0 million and $2.2 million, respectively, representing amounts due to customers who meet certain contractual sales volume criteria. Such amounts are recorded as a reduction of sales and are paid periodically to those qualifying customers.

  Income taxes

        Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

  Derivative financial instruments

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the derivative is designated as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company engages in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a fair value hedge and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis. Derivative financial instruments and derivative transactions reflected in the consolidated financial statements are discussed in Note 16.

  Revenue recognition

        Revenue is recognized when pervasive evidence of an agreement exists, delivery has occurred, the price to the buyer is fixed and determinable and collectability is reasonably assured.

  Foreign currency translation

        The financial position and results of operations of foreign subsidiaries, except the Company's Canadian subsidiary, are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. The Company's Canadian subsidiary became inactive in 2002 and its accounts are remeasured using the U.S. dollar as the functional currency for periods subsequent to December 31, 2002. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

  Stock-Based Compensation Plans

        The Company and Superior TeleCom applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Compensation expense attributable to fixed stock awards is recognized on a straight-line basis over the related vesting period. As allowed by SFAS No. 123, the Company and Superior TeleCom elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Years Ended December 31,
			2002	2001
	(in thousands, except per share amounts)
Net income (loss), as reported	$(2,443)	$877,705	$(961,291)	$(32,503)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	74	930	845	1,300
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)	(1,557)	(1,932)	(5,934)

Pro forma net income (loss)	$(2,449)	$877,078	$(962,378)	$(37,137)

Net income (loss) per share:
Basic—as reported	$(0.15)	$40.25	$(45.16)	$(1.58)
Basic—pro forma	(0.15)	40.22	(45.21)	(1.80)
Diluted—as reported	(0.15)	34.43	(45.16)	(1.58)
Diluted—pro forma	(0.15)	34.40	(45.21)	(1.80)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black-Scholes option-pricing model) for the period November 11, 2003 to December 31, 2003 and the years ended December 31, 2002 and 2001 was $5.69, $0.25 and $1.52, respectively. No options were granted during the period January 1, 2003 to November 10, 2003. The weighted average per share fair value of options granted at an exercise price below the fair market value during the year ended December 31, 2001 was $1.94. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period November 11, 2003 to December 31, 2003 and the years ended December 31, 2002 and 2001, respectively: dividend yield of 0% for all periods; expected volatility of 60%, 91% and 72%; risk-free interest rate of 2.44%, 2.64% and 4.16%; and expected life of 3 years, 2 years and 2 years.

  Research and development costs

        Research and development costs are expensed as incurred. Research and development costs for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 were $0.5 million, $3.4 million, $8.4 million and $9.0 million, respectively.

  Advertising costs

        Advertising costs are expensed as incurred. Advertising costs for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 were $0.1 million, $1.2 million, $2.5 million and $2.1 million, respectively.

  Insurance reserves

        It is or has been the policy of the Company to self-insure up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to workers' compensation, health insurance and comprehensive general and vehicle liability. As of December 31, 2003, the Company has a self-insured retention of $250,000 per claim with an annual aggregate self-insured retention of $8.7 million for workers compensation coverage. The self-insured retention for employee health insurance is $150,000 per employee, spouse or combined dependent coverage. Effective September 2002, the Company became fully insured with respect to general and automobile liability claims. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liabilities for the claims incurred. Total reserves relating to self-insured programs amounted to $5.9 million and $7.6 million at December 31, 2003 and 2002, respectively.

  Shipping and handling

        All shipping and handling costs are included in costs of sales and all billings associated with these costs are included in revenues.

  Income (loss) per share

        Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The computation of diluted income (loss) per share does not assume conversion or exercise of securities that would have an antidilutive effect on income (loss) per share. Diluted income (loss) per common share is determined assuming the conversion of the trust convertible preferred securities and inclusion of outstanding stock options and grants under the treasury stock method.

  Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, changes in the fair value of derivatives and minimum pension liability adjustments.

        The components of accumulated other comprehensive income (loss) at December 31, 2003 and 2002 were as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Foreign currency translation adjustment	$876	$(3,332)
Additional minimum pension liability	—	(9,038)
Unrealized gain (loss) on derivatives, net of deferred tax of $250 at December 31, 2003	380	(681)
Other	(35)	—

	$1,221	$(13,051)

  Concentrations of risk and allowance for doubtful accounts

        At December 31, 2003 and 2002, accounts receivable from the regional Bell operating companies ("RBOCs") and major independent telephone companies amounted to $9.6 million and $10.0 million, respectively. See Note 19 for concentrations of risk within the Company's business segments.

        Accounts receivable are net of allowances for doubtful accounts of $2.1 million and $7.7 million at December 31, 2003 and 2002, respectively.

  Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet and are no longer depreciated.

        Prior to the adoption of SFAS No. 144 on January 1, 2002, Superior TeleCom accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Use of estimates

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the determination of reorganization value and its allocation to assets, liabilities assumed and securities issued; the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and obligations related to employee benefits. Actual results could differ from those estimates.

  New accounting standards

        Superior TeleCom adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The adoption of SFAS No. 143 did not have a material impact on the results of operations or financial position of the Company or Superior TeleCom.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance to eliminate the current requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145 in 2003 Superior TeleCom reclassified to other income (expense) a $4.6 million loss on the early extinguishment of debt previously reported as an extraordinary item (net of deferred tax benefit of $1.7 million) in the accompanying statement of operations for the year ended December 31, 2001.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements which are included in the notes to these consolidated financial statements.

        Superior TeleCom adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the year ended December 31, 2003 have been accounted for in accordance with SFAS No. 146.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of its mandatory redemption provisions, the series A preferred stock issued by the SEHC has been classified as long-term debt and related dividends have been recorded as interest expense in accordance with Statement of Financial Accountings Standards No. 150.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. Implementation of Interpretation No. 46 did not have any impact on the consolidated financial statements.

3. Inventories

        At December 31, 2003 and 2002, the components of inventories are as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Raw materials	$10,407	$13,318
Work in process	18,977	8,646
Finished goods	92,944	82,833

	122,328	104,797
LIFO reserve	(2,541)	(434)

	$119,787	$104,363

        During the year ended December 31, 2001, Superior TeleCom changed the number of pools used to segregate inventory for the purpose of calculating LIFO inventory from three to five in order to reflect the copper component separately. This change was made to more accurately reflect inventory costs in accordance with the LIFO approach as the changes in the prices of copper do not mirror the changes in prices of the other components of inventory. Utilization of the new method for the year ended December 31, 2001 resulted in the net loss being $0.6 million or $0.03 per diluted share less than the net loss under the previous method. The cumulative effect of the change in accounting principle was not material.

        Inventories valued using the LIFO method amounted to $69 million and $63 million at December 31, 2003 and 2002, respectively. The adoption of fresh-start reporting resulted in the elimination of the LIFO reserve as of November 10, 2003.

4. Property, plant and equipment

        At December 31, 2003 and 2002, property, plant and equipment consists of the following:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Land and land improvements	$12,949	$9,755
Buildings and improvements	33,171	89,444
Machinery and equipment	179,749	301,173

	225,869	400,372
Less accumulated depreciation	2,551	125,245

	$223,318	$275,127

        Depreciation expense for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 was $2.6 million, $25.1 million, $42.5 million and $45.1 million, respectively.

5. Asset sale

        On December 11, 2002, in accordance with the terms of the Purchase Agreement, dated October 31, 2002, as amended on December 11, 2002 (the "Purchase Agreement"), by and among Alpine, Alpine Holdco Inc., a newly formed, wholly owned subsidiary of Alpine ("Alpine Holdco"), Superior TeleCom and certain of Superior TeleCom's wholly-owned subsidiaries, Superior Telecom sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of the Superior TeleCom's electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Israel. This transaction is referred to herein as the "Electrical Sale". Superior TeleCom retained a 3% equity interest in Superior Israel, which the Company acquired in accordance with the plan of reorganization. The aggregate sales price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to Superior TeleCom to purchase 19.9% of the common stock of Essex Electric, Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the electrical wire business. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model and is included in other long-term assets in the accompanying consolidated balance sheet at December 31, 2003 and 2002. In addition, pursuant to a securityholders agreement among Essex Electric, Alpine Holdco and Superior TeleCom, preemptive rights were granted to Superior TeleCom to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom's ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. On July 30, 2003, Superior TeleCom received notice of its right to invest its pro rata share (19.9%) of a proposed equity offering of up to $2.4 million by Essex Electric. Superior TeleCom exercised its right to invest in its pro rata share in the offering which amounted to $0.5 million.

        In connection with the Electrical Sale, Superior TeleCom, Alpine Holdco and Essex Electric entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The Supply Agreement also provided for Superior's provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. The total sales of copper rod by Superior TeleCom under the Supply Agreement during the 2003 and 2002 were $92.1 million and $10.8 million, respectively. Superior TeleCom also recorded $4.0 million as reimbursement for administrative services provided to Essex Electric for the period January 1, 2003 to November 10, 2003 as a reduction of selling, general and administrative expenses. On November 7, 2003, the Supply Agreement was replaced by a new Supply and Services Agreement between the Company and Essex Electric. The new agreement provides for the supply by the Company to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services that are more limited than those contained in the original agreement. The new agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of the Company and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. The Company may terminate its obligations to supply copper rod upon 60 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the agreement. The total sales of copper rod by the Company and charges for administrative services under the new agreement were $12.7 million and $0.4 million, respectively, for the period November 11, 2003 to December 31, 2003.

        The Electrical Sale has not been accounted for as a discontinued operation in the accompanying statement of operations of Superior TeleCom pursuant to SFAS No. 144, as management believes the Essex Electric warrant, the securityholders agreement and the Supply Agreement constitute significant continuing involvement in the disposed operations. By virtue of the Supply Agreement, the Company continues to be a significant supplier to Essex Electric and a participant in the cash flows of Essex Electric. Additionally, given the nature of the administrative functions provided, management believes that substantial dependence on the Company and its predecessor exists over the term of the Supply Agreement.

6. Short-term borrowings

        At December 31, 2003 and 2002 short-term borrowings consist of the following:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Senior secured revolving credit facility	$41,910	$—
Superior TeleCom accounts receivable securitization	—	57,691
Other	845	—

	$42,755	$57,691

        On the effective date of the plan of reorganization, the Company entered into a new $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. Interest accrues on outstanding borrowings at an annual rate equal to, at the Company's option, LIBOR or a base rate, plus, in each case, an applicable margin, based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The initial margin is 2.25% for LIBOR loans and 0.75% for base rate loans. Obligations under the new senior credit facility are secured by substantially all of the Company's tangible and intangible assets. Availability under the senior credit facility is subject to a borrowing base equal to the lesser of (1) $120 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the lender. At December 31, 2003, the applicable percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $60 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to the Company's inventory multiplied by the value of the eligible inventory. If borrowing availability under the revolving credit facility falls below $10 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The Company is obligated to pay an unused commitment fee of 0.5% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. The senior credit facility also contains covenants that limit the Companys' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on the Company's property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Undrawn availability (after considering outstanding letters of credit) on December 31, 2003 amounted to $61.4 million. The senior credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Accerleration Clause and a Lock-Box Arrangement, borrowings under the revolving credit facility have been classified as a current liability. On March 18, 2004, the revolving credit facility was amended to (i) increase the total facility amount to $150 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio as discussed above from $10 million to $15 million.

        The Company entered into two interest rate cap agreements in December 2003 in order to limit the effect of changes in interest rates on borrowings under the revolving credit facility. Amounts currently due to or from interest rate cap counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2003, the Company had an interest rate cap outstanding with a notional amount of $30 million with a 30-day LIBOR cap at 1.75% expiring in December 2005. At December 31, 2003, the Company also had an interest rate cap outstanding with a notional amount of $30 million with a 30-day LIBOR cap at 5.0% expiring in December 2004.. The 30-day LIBOR at December 31, 2003 was 1.12%. The interest rate cap agreements had an aggregate fair value of $0.4 million at December 31, 2003.

        In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior TeleCom received bankruptcy court approval of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the "DIP Credit Facility") in order to refinance its accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility also provided for adequate protection payments to certain pre-petition lenders in an amount representing Superior TeleCom's 2002 income tax refunds received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. Superior TeleCom paid monthly adequate protection payments of $1.0 million on April 1, May 1, June 1, and November 1, 2003. The adequate protection payments reduced the amount of the pre-petition lenders' allowed claim with respect to pre-petition indebtedness. Additionally, Superior TeleCom received income tax refunds of approximately $58.1 million in May 2003 and, as contemplated by an existing Bankruptcy Court order, applied this amount to the reduction of pre-petition indebtedness.

        Borrowings under the DIP Credit Facility bore interest at the prime rate plus 2.5% or, at Superior TeleCom's option, at the LIBOR rate plus 3.5%. Superior TeleCom was obligated to pay an unused commitment fee of 1% per annum on the unused amount of the maximum committed amount and a fee of 3.5% per annum on the outstanding face amount of outstanding letters of credit. The DIP Credit Facility was fully repaid on the effective date of the plan of reorganization.

        At December 31, 2002 short-term borrowings consist of borrowings under Superior TeleCom's then outstanding accounts receivable securitization program. Borrowings were limited based on a percentage of eligible receivables, as defined by the program. Borrowings under this program bore interest at a variable rate (4.07% at December 31, 2002). As discussed above, borrowings under the accounts receivable securitization program were repaid in connection with Superior TeleCom's Chapter 11 filing on March 3, 2003.

7. Accrued Expenses

        At December 31, 2003 and 2002 accrued expenses consists of the following:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Accrued compensation, pension obligations and other benefits	$16,139	$8,284
Accrued interest,Trust Preferred distributions, and debt amendment fees	2,179	40,188
Accrued taxes	8,373	—
Accrued reorganization costs	9,546	—
Accrued self-insurance costs	5,922	7,571
Other	16,040	19,464

	$58,199	$75,507

8. Long-term Debt

        At December 31, 2003 and 2002, long-term debt consists of the following:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Senior notes	$145,000	$—
Series A redeemable preferred stock	5,000	—
Superior TeleCom senior credit facility:
Revolving credit facility	—	191,480
Term loan A	—	301,793
Term loan B	—	383,404
Superior TeleCom senior subordinated notes	—	221,755
Other	7,000	8,799

Total long-term debt	157,000	1,107,231
Less current portion of long-term debt	—	1,107,231

	$157,000	$—

        As described in Note 1 above, as of the effective date of the plan of reorganization, $145 million principal amount of senior notes of SEC-LLC and EGI, and 5 million shares of series A preferred stock, par value $1 per share, of SEHC, were issued to creditors of Superior TeleCom in accordance with the plan of reorganization.

        The senior notes issued jointly by SEC-LLC and EGI bear interest at a rate of 9.5% payable semi-annually in cash. However, with respect to the first two interest payments on May 10, 2004 and November 10, 2004, if the Company and its subsidiaries do not meet certain EBITDA thresholds ($20 million for the six months ended March 31, 2004 with respect to the first interest payment and $50 million for the 12 months ended September 30, 2004 with respect to the second interest payment), the Company, at its option, may make those interest payments by issuing payment-in-kind, or PIK, interest notes of the same tenor as the senior notes, including the same maturity date. Upon exercise of this option, SEC-LLC and EGI will become obligated to pay the holders of the senior notes a cash fee in the amount of $362,500 on the next succeeding interest payment date on which cash interest is paid. In the event that the Company does issue PIK interest notes, the issuance will be accounted for as interest expense with a corresponding increase in the outstanding balance of the senior notes. The senior notes provide that all interest payments on the senior notes following the first two payments will be paid in cash. The senior notes mature on November 10, 2008. The obligations under the senior notes are guaranteed by the Company, SEHC and all of the direct and indirect domestic subsidiaries of SEC-LLC and Essex International Inc., the immediate parent company of EGI, and secured by second priority liens on substantially all of the assets of SEI. The senior notes also contain covenants that, among other things, limit the Company's and its subsidiaries' ability to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) sell assets without offering to retire indebtedness with the net proceeds of such sale and (iii) engage in transactions with affiliates. Under the terms of the indenture governing the senior notes, substantially all of the net assets of the Company's consolidated subsidiaries amounting to approximately $177 million as of December 31, 2003 are restricted with respect to the payment of dividends. The Company may redeem the senior notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.

        Holders of the series A preferred stock issued by SEHC are entitled to receive cumulative cash dividends at a rate of 9.5% per annum per share, payable semi-annually. However, if, on any dividend payment date during the first year of issuance, SEC-LLC and EGI issue PIK notes in lieu of cash interest on the senior notes in accordance with the terms thereof, then SEHC will issue PIK dividends in lieu of cash dividends on the series A preferred stock. The series A preferred stock ranks junior to all other classes of preferred stock of SEHC. The series A preferred stock is mandatorily redeemable on November 10, 2013 at par value plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors of the Company. As a result of its mandatory redemption provisions, the series A preferred stock has been classified as long-term debt and related dividends have been recorded as interest expense in accordance with Statement of Financial Accountings Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

        Superior TeleCom's principal pre-petition long-term debt agreements included a senior credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which were governed by an Amended and Restated Credit Agreement (the "Pre-Petition Credit Agreement") and outstanding Senior Subordinated Notes. The revolving credit facility under the Pre-Petition Credit

Agreement allowed for borrowings by Superior TeleCom's subsidiaries (other than Superior Israel) of up to $225 million in the aggregate (subject to reductions in 2002 which limited total borrowings to $214 million). Prior to Superior TeleCom's bankruptcy filing, the revolving credit facility was due to mature on May 27, 2004. At December 31, 2002, interest on outstanding borrowings under the Pre-Petition Credit Agreement was based upon LIBOR plus 5.5% or the base rate (prime) plus 5.0% (7.15% at December 31, 2002). The Senior Subordinated Notes included a $120 million term note A and an $80 million term note B which were due in 2007. Interest at December 31, 2002 was based on LIBOR (1.43% at December 31, 2002), plus 12%. As a result of its Chapter 11 filings, Superior TeleCom was in default under its debt agreements and all of its debt outstanding at December 31, 2002 has been reflected as a current liability in the accompanying consolidated balance sheet. As discussed in Note 1, all amounts outstanding under the Pre-Petition Credit Agreement and the Senior Subordinated Notes were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

        Other debt at December 31, 2003 consists of a sale/leaseback finance obligation with a one-time purchase option with respect to one of the Company's manufacturing facilities exercisable during the period December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair value of the leased property.

        The fair value of the Company's long-debt at December 31, 2003 was approximately $173 million based primarily on recent trading activity. The fair value of Superior TeleCom's debt under the Pre-Petition Credit Agreement at December 31, 2002, based on the quoted market price for the same or similar issues or on then current rates offered to Superior TeleCom for debt of the same remaining maturities was approximately $616.3 million. Superior TeleCom was unable to estimate the fair value of the Senior Subordinated Notes at December 31, 2002.

        The aggregate contractual principal maturities of long-term debt for the five years subsequent to December 31, 2003 are as follows:

Year	Amount (in thousands)
2004	$—
2005	—
2006	—
2007	—
2008	145,000
Thereafter	12,000

$157,000

9. Trust Convertible Preferred Securities

        On March 31, 1999, Superior Trust I (the "Trust"), a trust in which Superior TeleCom owned all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust were Superior TeleCom's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") with an aggregate principal amount of $171.8 million, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014.

        Superior TeleCom's Chapter 11 filing constituted an early dissolution event under the terms of the instruments governing the Trust and as a result the Trust was liquidated by distributing to holders of the Trust Convertible Preferred Securities an aggregate principal amount of Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities. As discussed in Note 1, all outstanding 8 1/2% Convertible Debentures were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

        The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million was being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2002, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $1.2 million.

10. Income (loss) per share

        The computation of basic and diluted income (loss) per share for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the years ended December 31, 2002 and 2001 is as follows:

	Superior Essex Inc.			Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003			Period January 1, 2003 to November 10, 2003
	Net loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income (loss) per common share	$(2,443)	16,500	$(0.15)	$877,705	21,809	$40.25

Dilutive impact of 8 1/2% Convertible Debentures	—	—		5,050	3,831

Diluted net income (loss) per common	$(2,443)	16,500	$(0.15)	$882,755	25,640	$34.43

	Superior TeleCom Inc.
	Year Ended December 31, 2002			Year Ended December 31, 2001
	Net loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic loss per common share before cumulative effect of accounting change	$(536,788)	21,287	$(25.22)	$(32,503)	20,635	$(1.58)

Dilutive impact of common stock equivalents	—	—		—	—

Diluted net loss per common share before cumulative effect of accounting change	$(536,788)	21,287	$(25.22)	$(32,503)	20,635	$(1.58)

        The basic and diluted loss per share amounts for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the years ended December 31, 2002 and 2001 are computed by dividing the applicable statement of operations amount by the weighted average shares outstanding. The assumed conversion of the Trust Convertible Preferred Securities has been excluded from the loss per share calculation for the years ended December 31, 2002 and 2001 as the impact would be anti-dilutive. None of the Company's or Superior TeleCom's stock options or unvested restricted stock awards outstanding have been included in the computation of diluted earnings per share because to do so would be antidilutive for all periods presented. As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of Superior TeleCom common stock.

        As a publicly-traded company, Superior Israel had certain stock options outstanding pursuant to stock option plans in existence prior to investment by Superior Telecom therein. The dilutive impact of such stock options to the Superior TeleCom' loss per share calculation for the years ended December 31, 2003 and 2002 was immaterial.

11. Reorganization items

        Reorganization items represent amounts incurred or gains recognized by Superior Telecom as a result of the Chapter 11 filings and the adoption of fresh-start reporting and are summarized as follows for the period January 1, 2003 to November 10, 2003 (in thousands):

Professional fees	$(18,569)
Adjustments to pre-petition liabilities	(27,006)
Write off of deferred debt issue costs	(26,364)
Settlement of pre-petition liabilities	5,187
Employee retention and severance	(4,481)
Gain on cancellation of indebtedness	976,396
Fresh-start reporting adjustments	(12,119)
Other	(2,315)

$890,729

        Adjustments to pre-petition liabilities represent amounts to adjust the carrying value of the Trust Convertible Preferred Securities (which were exchanged for Convertible Debentures as a result of the liquidation of the Trust on or about April 30, 2003) to the estimated amount of the allowed claim including accrued and unpaid distributions.

12. Stock based compensation plans

        In connection with the plan of reorganization, the Company adopted the Superior Essex Inc. 2003 Stock Incentive Plan (the "2003 Plan") pursuant to which a committee of the Company's board of directors may grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The Plan authorizes grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options can be granted with an exercise price less than, equal to or greater than the stock's fair market value at the date of grant. The term of stock options granted shall not exceed 10 years.

        Superior Telecom sponsored the Superior TeleCom Inc. 1996 Stock Incentive Plan which provided for grants of incentive and non-qualified stock options. In January 2001, Superior TeleCom adopted a stock option restructuring program pursuant to which designated employees and non-employee directors could elect to cancel certain of their outstanding stock options in exchange for the grant of replacement stock options or shares of restricted stock, depending upon the number of stock options held. Approximately 2.9 million options were cancelled and the new options granted were accounted for on a variable basis.

        Superior Telecom also sponsored the Superior TeleCom Employee Stock Purchase Plan (the "ESPP") which allowed eligible employees the right to purchase common stock of Superior Telecom on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. A total of 153,260 shares were issued to employees during the year ended December 31, 2001 Because of the depletion of authorized common shares allocated for issuance, the ESPP was suspended effective December 31, 2001.

        Superior Telecom also sponsored the Stock Compensation Plan for Non-Employee Directors. Under the Stock Compensation Plan for Non-Employee Directors, prior to 2003 each non-employee director of Superior TeleCom automatically received 50% of the annual retainer in either deferred common stock or non-qualified stock options, as elected by the director.

        Superior Telecom sponsored unfunded deferred compensation plans whereby certain key management employees were permitted to defer the receipt of all, or a portion of, their salary or bonus (including cash or shares of restricted stock) and shares issued upon stock option exercises, as defined by the plans. The plans also provided for matching contributions by Superior TeleCom in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of these plans were held in irrevocable grantor trusts.

        As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of Superior TeleCom common stock.

        Total compensation expense related to all stock based compensation plans for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 was $0.1 million, $0.9 million $1.3 million and $2.0 million, respectively.

        The following table summarizes stock option activity for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001:

	Shares Outstanding	Weighted-Average Exercise Price
Superior TeleCom Inc.:
Outstanding at December 31, 2000	3,307,527	$16.29
Canceled	(3,105,392)	15.81
Granted	4,137,400	2.72

Outstanding at December 31, 2001	4,339,535	3.70
Canceled	(506,510)	5.68
Granted	352,540	0.44

Outstanding at December 31, 2002	4,185,565	2.89
Canceled	(4,185,565)	2.89
Granted	—

Outstanding at November 10, 2003	—

Superior Essex Inc.:
Outstanding at November 11, 2003	—
Granted	42,000	10.00

Outstanding at December 31, 2003	42,000	10.00

        Information with respect to stock-based compensation plan stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number exercisable at December 31, 2003	Weighted- average exercise price
$10.00	42,000	10	$10.00	—	—

        Pursuant to an employment agreement, a total of 330,000 shares of restricted stock valued at $10 per share were granted to the Company's chief executive officer. The restricted stock award vests at the rate of 12.5% of the shares granted at the end of each six-month period commencing on November 10, 2003.

13. Employee benefits

Pension and postretirement benefits

        The Company provides for postretirement employee health care and life insurance benefits for a limited number of its employees. The Company has established a specified amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

        Superior TeleCom sponsored several defined benefit pension plans which were assumed by the Company pursuant to the plan of reorganization. The defined benefit pension plans generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. In connection with implementation of the plan of reorganization, benefit accruals for salaried employees and non-union hourly employees were frozen effective January 22, 2004. The impact of the freeze has been reflected in the change in the benefit obligation for the period January 1, 2003 to November 10, 2003.

        Superior TeleCom sponsored an unfunded supplemental executive retirement plan (the "SERP"). The SERP provided for retirement benefits based on the same formula as in effect under a certain salaried employees' plan, but only took into account compensation in excess of amounts that could be recognized under the salaried employees' plan. The SERP was rejected pursuant to the plan of reorganization resulting in a reduction of the benefit obligation of Superior TeleCom of $8.2 million.

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	Superior Essex Inc.	Superior TeleCom Inc.		Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$117,384	$119,949	$113,109	$2,880	$2,675	$2,203
Service cost	163	2,423	3,455	10	45	52
Interest cost	1,079	6,302	7,942	30	145	167
Actuarial loss	334	5,828	2,519	—	34	477
Impact of foreign currency exchange	107	1,390	26	—	—	—
Benefits paid	(702)	(4,338)	(4,007)	(5)	(19)	(224)
Curtailment	—	(5,931)	(3,202)	—	—	—
Special termination benefit	—	—	107	—	—	—
Plan of reorganization	—	(8,239)	—	—	—

Benefit obligation at end of period	$118,365	117,384	$119,949	$2,915	$2,880	$2,675

Change in plan assets:
Fair value of plan assets at beginning of period	$80,971	$75,617	$90,254	$—	$—	$—
Actual return (loss) on plan assets	2,177	4,801	(13,524)	—	—	—
Employer contributions	—	3,863	2,865	5	19	224
Impact of foreign currency exchange	84	1,028	29	—	—	—
Benefits paid	(702)	(4,338)	(4,007)	(5)	(19)	(224)

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	Superior Essex Inc.	Superior TeleCom Inc.		Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Fair value of plan assets at end of period	$82,530	$80,971	$75,617	$—	$—	$—

Funded status	$(35,835)	$(36,413)	$(44,332)	$(2,915)	$(2,880)	$(2,675)
Unrecognized actuarial (gain) loss	(677)	—	23,269	—	—	699
Unrecognized prior service cost	—	—	498	—	—	—

Net amount recognized	$(36,512)	$(36,413)	$(20,565)	$(2,915)	$(2,880)	$(1,976)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—		$1,631	$—		$—
Accrued benefit liability	(36,512)		(22,196)	(2,915)		(1,976)
Additional minimum liability	—		(14,672)	—		—
Intangible asset	—		498	—		—
Accumulated other comprehensive income	—		14,174	—		—

Net amount recognized	$(36,512)		$(20,565)	$(2,915)		$(1,976)

        The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $118.4 million, $118.4 million and $82.5 million, respectively, as of December 31, 2003.

        The defined benefit pension plan weighted-average asset allocations by asset category are as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	December 31,
	2003	2002
Asset category:
Equity securities	35%	30%
Corporate debt securities	14	16
U.S Government and agency securities	25	27
Mutual funds	17	1
Cash equivalents	9	26

Total	100%	100%

        Pension plan assets are managed by an investment committee. The investment committee has engaged an investment consultant to provide advice on the investment program and assist in selecting outside investment managers. The investment policy with respect to pension assets seeks long-term appreciation and consistency of total portfolio returns with a target average return of 9% compounded annually over a five-year moving time frame. The investment policy provides for the following targeted asset allocation ranges: equity investments of 40 to 60%; fixed income investments of 25-50%; cash equivalents of 3-10%; and alternative investments (hedge funds) of 5%. Equity securities must be traded on the New York, American and regional stock exchanges or the NASDAQ market and must represent companies with a minimum market capitalization of $300 million. Fixed income securities are limited to securities with less than 5 years to maturity and a Standard & Poor's rating of A or higher at the time of purchase. Investments in private placements, uncovered options, interest rate futures and derivatives are not permitted. Limits are also placed on investments in individual securities and market sectors.

        The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the years ended December 31, 2002 and 2001 are presented below:

	Defined Benefit Pension Plans
	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Years Ended December 31,
			2002	2001
	(in thousands)
Components of net periodic benefit cost:
Service cost	$163	$2,423	$3,455	$3,486
Interest cost	1,079	6,302	7,942	7,349
Expected return on plan assets	(1,045)	(5,021)	(8,034)	(8,378)
Amortization of prior service cost	—	38	79	84
Actuarial (gain) loss	—	925	5	(1,671)

Net periodic benefit cost	197	4,667	3,447	870
Curtailment	—	—	69	—

Total	$197	$4,667	$3,516	$870

	Post-Retirement Health Care Benefits
	Superior Essex Inc.	Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2993	Period January 1, 2003 to November 10, 2003	Years Ended December 31,
			2002	2001
	(in thousands)
Components of net periodic benefit cost:
Service cost	$10	$45	$52	$58
Interest cost	30	145	167	148
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Actuarial (gain) loss	—	33	8	—

Total	$40	$223	$227	$206

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2003, 2002 and 2001 were determined based upon the following assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
		Superior TeleCom Inc.			Superior TeleCom Inc.
	Superior Essex Inc. 2003			Superior Essex Inc.) 2003
		2002	2001		2002	2001
Discount rate	6.0%	6.75%	7.25%	6.0%	6.75%	7.25%
Increase in future compensation	N/A	3%	4.5%	N/A	N/A	N/A

        The net periodic benefit cost of the defined benefit pension plans was determined using the following assumptions:

		Superior TeleCom Inc.
	Superior Essex Inc.
			Years Ended December 31,
	Period November 11 to December 31, 2003	Period January 1 to November 10, 2003
			2002	2001
Discount rate	6.75%	6.75%	7.25%	7.50%
Expected return on plan assets	8.0%	8.0%	9.0%	9.0%
Increase in future compensation	N/A	3.0%	4.5%	4.5%

        To determine the long-term rate of return on pension assets, the Company considers the current and expected plan asset allocation, as well as historical and expected returns on various categories of plan assets.

        Pursuant to the plan of reorganization the Company assumed several defined contribution plans sponsored by Superior TeleCom and its subsidiaries covering substantially all U.S. employees. The plans provide for limited company matching of participants' contributions. The Company's or Superior TeleCom's contributions for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 were $0.2 million, $1.6 million, $4.8 million and $4.8 million, respectively.

Employee retention plans

        In connection with the bankruptcy proceedings, Superior TeleCom filed a motion seeking approval of the implementation of a key employee retention plan and related programs. The Bankruptcy Court approved the following programs: (1) Key Employee Retention Plan (the "KERP"), (2) Cash Incentive Bonus Pool Plan (the "CIBP"), (3) Change in Control Severance Pay Plan (the "CIC Plan"), and (4) Severance Pay Plan (the "Severance Plan"). These plans were assumed by the Company pursuant to the plan of reorganization.

KERP

        The KERP provides 26 participants with the right to receive a stay bonus based on a specified percentage of the participant's base salary. Payments will generally be made in three installments: the first installment equal to 25% of the stay bonus was made on May 1, 2003, the second installment equal to 37.5% of the stay bonus was made on September 4, 2003, and the final installment equal to 37.5% of the stay bonus will be made on May 10, 2004. Certain participants also received an incentive bonus, paid in a single installment following the effective date of the plan of reorganization, based upon a specified percentage of the participant's base salary and the achievement of specified "liquidity" targets. Certain employees may also be entitled to receive a discretionary bonus. The maximum potential cost of the KERP is $3.15 million comprised of $2.6 million of stay bonus, $0.3 million of liquidity bonus and $0.25 million discretionary bonus.

CIBP

        The CIBP provides 125 employees not participating in the KERP with the right to receive an annual incentive bonus, generally payable in a single installment on or about January 1, 2004, based on a specified percentage of the participant's base salary. Continued employment through January 1, 2004 is the only condition to receive the bonus. The effective date of the CIBP was April 10, 2003. A total of $2.3 million was paid in January 2004 with respect to benefits provided under the CIBP.

Severance Plan

        The Severance Plan provides approximately 1,000 employees with the right to receive a severance benefit based on a specified percentage of the participant's base salary in the event that the participant's employment is terminated by the Company without "cause." The maximum potential cost of severance benefits under the plan is limited to $11.1 million. Benefits payable to certain participants may be offset by a specified portion of any benefits received under the KERP. The severance plan may be terminated by the Company at any time following the one year anniversary of the effective date of the plan of reorganization.

CIC Plan

        The CIC Plan provides seven employees with the right to receive a severance benefit, in lieu of any severance benefits otherwise payable under the Severance Plan, based on a specified percentage of the participant's base salary and target performance bonus in the event that the participant's employment is terminated by the Company without "cause" or by the participant for "good reason" during the period commencing on a "change in control" (which does not include confirmation of the plan of reorganization) and ending on the first anniversary thereof. Participants may also be entitled to additional payments if the participant becomes entitled to payments and/or benefits which would constitute "excess parachute payments" under the Internal Revenue Code. The maximum potential cost of severance benefits under the CIC Plan is $4.34 million.

        A total of $0.8 million and $6.4 million related to the plans described above was expensed during the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003, respectively.

14. Income taxes

        The provision for income tax expense (benefit) for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 is comprised of the following:

	Superior Essex Inc.	Superior TeleCom Inc.
			Year Ended December 31,
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
			2002	2001
	(in thousands)
Current:
Federal	$—	$—	$(59,072)	$(6,641)
State	48	210	15,471	99
Foreign	(746)	290	(513)	3,694

Total current	(698)	500	(44,114)	(2,848)

Deferred:
Federal	(1,266)	(6,627)	(45,128)	1,681
State	(59)	(286)	(13,262)	(2,375)
Foreign	752	3,654	(4,161)	(1,798)

Total deferred	(573)	(3,259)	(62,551)	(2,492)

Total income tax benefit	$(1,271)	$(2,759)	$(106,665)	$(5,340)

        Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change attributable to domestic and foreign operations was as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
			Year Ended December 31,
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
			2002	2001
	(in thousands)
United States	$(3,722)	$883,725	$(593,680)	$(25,851)
Foreign	8	(3,729)	(36,581)	940

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	$(3,714)	$879,996	$(630,261)	$(24,911)

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% because of the effect of the following items:

	Superior Essex Inc.	Superior TeleCom Inc.
			Year Ended December 31,
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
			2002	2001
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$(1,300)	$307,999	$(220,591)	$(8,719)
State income tax expense (benefit), net of U.S. federal income tax benefit	(13)	210	(9,926)	(931)
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	20	(167)	4,915	1,897
Distributions on preferred securities of Superior Trust I	—	(839)	(5,829)	(5,377)
Nondeductible goodwill amortization and impairment	—	—	113,633	7,113
Reorganization items	—	(316,561)	—	—
Change in valuation allowance	—	6,403	16,800	—
Other, net	22	196	(5,667)	677

Benefit for income taxes	$(1,271)	$(2,759)	$(106,665)	$(5,340)

        Items that result in deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	2003	2002
	(in thousands)
Deferred tax assets:
Sale leaseback	$2,702	$1,875
Accruals not currently deductible for tax	586	7,736
Pension and post retirement benefits	13,085	14,078
Net operating loss carryforwards	5,782	36,440
Other	404	8,296

Total deferred tax assets	22,559	68,425

Deferred tax liabilities:
Inventory reserves	—	11,152
Property, plant and equipment	19,647	50,018
Other	2,321	10,514

Total deferred tax liabilities	21,968	71,684

Net deferred income tax asset (liability)	$591	$(3,259)

        At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of $15 million which are available to offset future federal taxable income through 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

15. Asset impairments, restructuring and other charges

        As a result of the Electrical Sale (see Note 5), Superior TeleCom evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the sale to Alpine of the Electrical wire business, DNE and Superior TeleCom's investment in Superior Israel. As a result of such review and the subsequent asset sale in connection with the Electrical Sale, Superior TeleCom recorded a pre-tax charge, principally related to the Electrical wire business, of $177.9 million to recognize an impairment of the identified long-lived assets of the Electrical wire business and Superior Israel and the loss on consummation of the Electrical Sale transaction. Additionally, as further discussed in Note 2, Superior TeleCom recognized a goodwill impairment loss of $324.7 million in its Magnet Wire and Distribution and Communications Cable reporting units.

        During the year ended December 31, 2002, Superior TeleCom recorded restructuring and other charges of $37.8 million. These charges included $31.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Cable segment's Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its Magnet Wire and Distribution segment's Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $37.8 million charge included a $22.6 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs (422 employees) and $6.2 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. At December 31, 2002, $3.2 million, primarily related to employee separation costs, is included in accrued liabilities in the consolidated financial statements. Superior TeleCom incurred an additional $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the Elizabethtown and Winnipeg facilities offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom's Canadian subsidiary. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom's Chapter 11 filings, $1.1 million of severance payments related to a workforce reduction at Superior TeleCom's U.K. subsidiary, $2.3 million of asset impairments resulting from closure of one of Superior TeleCom's continuous casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment. Restructuring and other charges for the period November 11, 2003 to December 31, 2003 were $1.2 million consisting primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom during the pendency of its bankruptcy proceedings.

        During the year ended December 31, 2001, Superior TeleCom recorded restructuring and other charges of $5.4 million, which included (i) a $3.1 million charge related to professional and legal fees incurred for corporate debt restructurings and (ii) a $2.3 million charge related to operational restructuring activities at Superior Israel.

  Superior Israel

        During 2000, Superior Israel recorded a $3.8 million restructuring charge, which included a provision for further consolidation of manufacturing facilities. As of December 31, 2001, $3.8 million has been incurred and paid. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. During the year ended December 31, 2001, Superior Israel recorded a $2.3 million restructuring charge for additional exit costs associated with the restructuring.

        During the year ended December 31, 2002, Superior Israel recorded restructuring and other charges of $0.9 million related to operational restructuring activities.

16. Derivative financial instruments and fair value information

        The Company, to a limited extent, uses or has used forward fixed price contracts and derivative financial instruments to manage foreign currency exchange, commodity price and interest rate risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

  Foreign exchange risk management

        Superior TeleCom previously utilized foreign currency forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies to minimize the risk to cash flows related to fluctuations in foreign currency exchange rates. At December 31, 2003, the Company had no such forward exchange contracts.

  Commodity price risk management

        The costs of copper, the Company's most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At December 31, 2003, the Company had futures purchase contracts for 10.5 million pounds of copper expiring through December 2004 and 5.2 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. At December 31, 2003 the Company also had futures contracts to purchase 110,000 MMBTUs of natural gas expiring through June 2004. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twelve months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At December 31, 2003, the Company had an unrealized gain of $3.6 million on these futures contracts. A total of $0.6 million of this unrealized gain arose during the period November 11, 2003 to December 31, 2003 and is recorded in other comprehensive income. The Company recorded a liability of $3.0 million representing the unrealized loss on sales commitments to customers in connection with the application of fresh-start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time. Additionally, at December 31, 2003, the Company had futures sales contracts for 10.7 million pounds of copper, or $9.5 million, expiring in March 2004 with an estimated fair value(loss) of $(1.6) million. Changes in the fair value of these contracts are recorded in the consolidated statement of operations on the same line as the underlying exposure being hedged.

        In order to hedge the risk associated with the anticipated future liquidation of a LIFO layer created during 2001, Superior TeleCom entered into certain futures contracts that were classified as cash flow hedges. During the second quarter of 2001, Superior TeleCom determined that the hedge was no longer effective, as the LIFO layer was deemed to be permanent in nature. On July 1, 2001, Superior TeleCom removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, Superior TeleCom recorded $1.1 million as a reduction in inventory carrying value and a gain of $0.5 million related to changes in the fair market value of these contracts subsequent to the removal of the hedge designation. The Company has no LIFO layer hedges outstanding at December 31, 2003. The net impact of hedge ineffectiveness for the year ended December 31, 2002 was immaterial.

  Interest rate risk management

        In order to limit its exposure to rising interest rates with respect to borrowings under its revolving credit facility, the Company entered into two interest rate cap agreements in December 2003. At December 31, 2003, the Company had outstanding an interest rate cap with a notional amount of $30 million with a 30-day LIBOR cap at 1.75% expiring in December 2005, and an interest rate cap with a notional amount of $30 million with a 30-day LIBOR cap at 5.0% expiring in December 2004. The 30-day LIBOR at December 31, 2003 was 1.12%. The interest rate cap agreements had an aggregate fair value of $0.4 million at December 31, 2003. Changes in the fair value of these interest rate caps are recorded in the consolidated statement of operations.

17. Commitments and contingencies

        Total rent expense under cancelable and noncancelable operating leases was $1.2 million, $7.1 million, $13.2 million and $13.2 million for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001, respectively.

        At December 31, 2003, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year
2004	$6,369
2005	5,129
2006	3,988
2007	3,449
2008	3,279
Thereafter	5,719

$27,933

        The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

        The Company's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of the Company's facilities is the result of historic activities, including certain activities attributable to Superior TeleCom's and the Company's operations and those occurring prior to the use of a facility by Superior TeleCom or the Company. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party, or "PRP," or the equivalent. At the effective date of the plan of reorganization, Superior TeleCom or one of its subsidiaries was named as a PRP with respect to seven sites. Certain PRP representatives filed claims in connection with Superior TeleCom's Chapter 11 proceedings. These claims are being negotiated, and allowed claims will receive a portion of the $3.0 million amount that the plan of reorganization allocated to holders of general unsecured claims.

        Essex International Inc. (including subsidiaries thereof), which Superior TeleCom acquired in 1998 and 1999, has been named as a PRP at a number of sites. Many of the sites for which Essex International is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex Group Inc. ("EGI") by United Technologies to Essex International. Pursuant to the indemnity, United Technologies agreed to indemnify Essex International against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of EGI prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to, and United Technologies must have received notice of the indemnity claim during the five-year period commencing on, February 29, 1988. The sites covered by this indemnity historically have been handled directly by

United Technologies and required payments generally have been made directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed.

        United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 of which United Technologies received notice during the five-year period commencing on February 29, 1988. As to such liabilities, Essex International is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex International fully for any liabilities in excess of $4.0 million. Essex International has not incurrred any liabilities covered by this indemnity.

        Apart from the indemnified sites, Essex International has been named as a PRP or a defendant in a civil lawsuit at, or has received inquiries from regulatory agencies involving, a number of off-site or formerly owned sites. Operations of Superior Telecommunications Inc. and DNE, which were subsidiaries of Superior TeleCom, have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies.

        Except for the air quality matters involving two Indiana facilities, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on the Company. The Company believes that any of the environmental proceedings in which it is involved have been or will be addressed in the bankruptcy claims resolution process or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

        Since approximately 1990, Essex International has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. The Company believes that Essex International's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

        On January 18, 2002, United Technologies brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while EGI was a subsidiary of United Technologies. United Technologies' third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On

January 13, 2003, the court granted the insurer's motion for summary judgment against United Technologies and Essex International's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International's time to respond, those proceedings were stayed by the filing of Superior TeleCom's bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom's bankruptcy. The Company believes that these claims will be addressed in the bankruptcy claims resolution process or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2003, the Company had forward fixed price copper purchase commitments for $26.0 million.

18. Related party transactions

        As discussed in Note 5, in December 2002 Superior TeleCom sold certain assets and securities to Alpine. Also as discussed in Note 5, the Company entered into a Supply and Transitional Services Agreement with Essex Electric, a wholly-owned subsidiary of Alpine.

        Superior TeleCom and Alpine were parties to a services agreement (the "Services Agreement") whereby Alpine has provided during certain periods financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement as amended to date, Superior TeleCom incurred expense of $1.1 million and $2.9 million million during the years ended December 31, 2002 and 2001, respectively. The Services Agreement expired on June 30, 2002.

        In 2001, Alpine entered into a commitment to advance to Superior TeleCom approximately $3.8 million to be used solely by Superior TeleCom to make one quarterly cash interest payment on its Senior Subordinated Notes. In 2002, the commitment was funded, and Superior TeleCom issued subordinated notes to Alpine in the face amount of the funds advanced, with such notes due seven years from the date issued. In connection with the funding, Superior TeleCom issued warrants to Alpine to acquire 250,000 shares of its common stock at an exercise price of $1.41 per share and warrants to acquire an additional 2.1 million shares of its common stock at an exercise price of $1.69 per share, subject to Superior TeleCom stockholder approval. The warrants were canceled in connection with the Electrical Sale. The debt was cancelled pursuant to the plan of reorganization.

19. Business segments and foreign operations

        Reportable segments are strategic businesses that offer different products and services to different customers. These segments are Communications Cable (formerly known as Communications), Magnet Wire and Distribution (formerly known as OEM), Copper Rod and prior to December 11, 2002, Electrical. The Communications Cable segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002, all of Superior Israel's and DNE's products. The Magnet Wire and Distribution segment includes magnet wire and related products. Prior to 2003, substantially all copper rod produced by Superior TeleCom was used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced production volumes in both the Communications Cable and Magnet Wire and Distribution segments, in 2003 Superior TeleCom began to actively offer copper rod for sale to external parties, including Essex Electric. Copper rod produced for internal processing is recorded by the consuming segment at cost as a component of cost of goods sold. Other intersegment transactions are insignificant. The Electrical segment included building and industrial wire and cable. As discussed in Note 5, Superior TeleCom sold DNE, substantially all of its investment in Superior Israel and the operations comprising its Electrical segment on December 11, 2002.

        Segment performance is evaluated based on a number of factors with operating income, excluding restructuring and other charges, asset impairments, and goodwill amortization, being the most critical.

        Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

	Superior Essex Inc.	Superior TeleCom Inc.
			Year Ended December 31,
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
			2002	2001
		(in thousands)
Net sales(a):
Communications Cable(b)	$41,552	$298,658	$490,602	$726,768
Magnet Wire and Distribution	58,855	417,260	493,542	533,634
Copper Rod (a)	26,002	145,711	13,740	—
Electrical	—	—	442,074	486,900

	$126,409	$861,629	$1,439,958	$1,747,302

Depreciation and amortization expense:
Communications Cable	$1,303	$11,937	$19,661	$21,864
Magnet Wire and Distribution	1,183	11,814	13,749	11,921
Copper Rod	84	1,262	—	—
Electrical	—	—	7,601	9,945
Corporate and other	4	101	2,700	2,462
Amortization of goodwill	—	—	—	21,057

	$2,574	$25,114	$43,711	$67,249

Operating income (loss):
Communications Cable	$942	$16,661	$22,360	$100,627
Magnet Wire and Distribution	(92)	19,209	37,540	48,791
Copper Rod	376	(549)	1,055	—
Electrical	—	—	(9,697)	(4,074)
Corporate and other	(1,455)	(9,972)	(23,945)	(25,468)
Restructuring and other charges and asset impairments	(1,184)	(8,638)	(540,335)	(5,358)
Amortization of goodwill	—	—	—	(21,057)

	$(1,413)	$16,711	$(513,022)	$93,461

Total assets:
Communications Cable	$180,262		$192,738
Magnet Wire and Distribution	239,468		261,148
Copper Rod	46,625		32,539
Electrical	—		—
Corporate and other	20,570		84,180

	$486,925		$570,605

Capital expenditures:
Communications Cable	$426	$899	$4,136	$16,741
Magnet Wire and Distribution	1,240	1,896	2,225	5,352
Copper Rod	73	27
Electrical	—	—	2,676	2,655
Corporate and other	—	16	1,086	2,516

	$1,739	$2,838	$10,123	$27,264

(a)
Sales of copper rod to Essex Electric accounted for 11% and 10% of consolidated sales for the period January 1, 2003 to November 10, 2003 and the period November 11, 2003 to December 31, 2003, respectively. No other customer accounted for more than 10% of net sales for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001

(b)
Two customers accounted for 22% and 12%, 19% and 18%, 14% and 13%, and 15% and 11% of the Communications Cable segment's net sales for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001, respectively. Net sales to the RBOCs and major independent telephone companies accounted for 57%, 57%, 34% and 40% of the Communications Cable segment's sales for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001, respectively. Superior Israel net sales represent 21% and 17% of the Communications Cable segment's sales for the years ended December 31, 2002 and 2001, respectively.

        The following provides information about domestic and foreign operations for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the years ended December 31, 2002 and 2001.

	Superior Essex Inc.	Superior TeleCom Inc.
			Year Ended December 31,
	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
			2002	2001
		(in thousands)
Net sales:
United States	$122,051	$832,345	$1,282,760	$1,542,742
Canada	—	—	21,459	41,964
Israel	—	—	103,158	125,868
United Kingdom	4,358	29,284	32,581	36,728

	$126,409	$861,629	$1,439,958	$1,747,302

Long-lived assets:
United States	$188,579		$219,607
Canada	57		1,351
Israel	—		—
United Kingdom	9,307		10,607
Mexico	25,375		43,562

	$223,318		$275,127

20. Quarterly financial information (unaudited)

        The unaudited quarterly results of operations of the Company for the period November 11, 2003 to December 31, 2003 and for Superior TeleCom for the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 are as follows:

	2003
	Superior TeleCom Inc.				Superior Essex Inc.
	Quarter or Period Ended
					Period November 11 to December 31
	March 31	June 30	September 30	November 10
	(in thousands, except per share data)
Net sales	$249,538	$248,780	$247,660	$115,651	$126,409
Gross profit	26,089	30,012	28,010	13,207	10,055
Restructuring and other charges	4,166	669	2,136	1,667	1,184
Operating income(loss)	1,176	8,389	5,168	1,481	(1,413)
Reorganization items	(34,768)	1,800	(7,338)	931,035	—
Net income (loss)	$(56,001)	$6,557	$(4,407)	$931,556	$(2,443)

Net income (loss) per basic share of common stock(a)	$(2.58)	$0.30	$(0.20)	$42.64	$(0.15)

Net income (loss) per diluted share of common stock(a)	$(2.58)	$0.30	$(0.20)	$36.33	$(0.15)

	2002
	Superior TeleCom Inc.
	Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$376,778	$391,797	$368,186	$303,197
Gross profit	45,965	48,616	45,837	30,845
Restructuring and other charges	12,590	19,089	1,077	5,001
Operating loss	(3,901)	(7,186)	(107,022)	(394,913)
Loss before cumulative effect of accounting change	(21,170)	(25,256)	(94,926)	(395,436)
Net loss	$(445,673)	$(25,256)	$(94,926)	$(395,436)

Loss before cumulative effect of accounting change per basic and diluted share of common stock(a)	$(1.01)	$(1.18)	$(4.44)	$(18.49)

Net loss per basic and diluted share of common stock(a)	$(21.18)	$(1.18)	$(4.44)	$(18.49)

(a)
Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income per share for the four quarterly periods may not equal the net income per share for the twelve-month period.

21. Subsequent event

        On March 18, 2004 the Company entered into a definitive purchase agreement to acquire selected assets of Belden Inc.'s (NYSE: BWC) North American communications wire and cable business. Completion of the transaction is subject to regulatory approvals, obtaining the requisite financing and other customary terms and conditions.

        Under the terms of the definitive purchase agreement, Superior Essex Communications LLC will purchase selected inventories, machinery and equipment and will assume customer contracts related to Belden's North American outside plant communications wire and cable business. The total purchase price (which is subject to adjustment based upon inventory levels at closing) will not exceed $95 million. Except for obligations under customer contracts, the Company will not assume any liabilities, including any employee related obligations and any liabilities related to Belden's exit from the business.

        In connection with the execution of the definitive purchase agreement, the Company also announced its intention to refinance its $145 million of existing senior notes and finance the Belden acquisition with a new senior unsecured note offering to be made only to qualified institutional buyers by means of a confidential offering memorandum.

        The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

To Superior TeleCom Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Superior TeleCom Inc. and subsidiaries included in this annual report on Form 10-K and have issued our report thereon dated February 18, 2002 (except with respect to the matters discussed in Notes 1, 6, 7 and 20, as to which the date is March 28, 2002). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
February 18, 2002

SUPERIOR ESSEX INC.
SCHEDULE I—(PARENT COMPANY)

CONDENSED BALANCE SHEET
As of December 31, 2003
(in thousands)

ASSETS
Current assets:
Prepaid expenses and other current assets	$4,345
Intercompany accounts	2,068

Total current assets	6,413
Investment in consolidated subsidiaries	176,134
Property, plant and equipment, net	502
Long-term investments and other assets	3,457

Total assets	$186,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,298
Accrued expenses	18,100

Total current liabilities	22,398
Other long-term liabilities	216
Stockholders' equity:
Common stock, $.01 par value; authorized 33,000,000 shares; 16,500,000 shares issued at December 31, 2003	165
Capital in excess of par value	168,135
Accumulated other comprehensive income	1,221
Accumulated deficit	(2,443)

167,078
Equity-based unearned compensation	(3,186)

Total stockholders' equity	163,892

Total liabilities and stockholders' equity	$186,506

SUPERIOR ESSEX INC.
SCHEDULE I—(PARENT COMPANY)

CONDENSED STATEMENT OF OPERATIONS
Period November 11, 2003 to December 31, 2003
(in thousands)

Revenues—management fees	$2,420
Expenses:
General and administrative	1,454
Restructuring and other charges	966

Income before equity in net loss of subsidiaries	—
Equity in net loss of subsidiaries	(2,443)

Net loss	$(2,443)

SUPERIOR ESSEX INC.
SCHEDULE I—(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
Period November 11, 2003 to December 31, 2003
(in thousands)

Cash flows used by operating activities:
Net loss:	$(2,443)
Adjustments to reconcile net loss to cash used by operating activities:
Equity in loss of subsidiaries	2,443
Depreciation	4
Changes in operating assets and liabilities	972

Cash flows used by operating activities	976
Cash flows used by financing activities:
Purchase of interest rate caps	(449)
Net change in intercompany accounts	(2,068)
Cash flows used by financing activities	(2,517)

Net decrease in cash and cash equivalents	(1,541)
Cash and cash equivalents at beginning of period	1,541

Cash and cash equivalents at end of period	$—

SUPERIOR ESSEX INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Period November 11, 2003 to December 31, 2003, Period January 1, 2003 to
November 10, 2003, and Years Ended December 31, 2002 and 2001
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Superior Essex Inc.:
Period November 11, 2003 to December 31, 2003:
Allowance for restructuring activities	112	—	—		(79	)(a)	33
Allowance for doubtful accounts	1,827	353	—		(40	)(b)	2,140
Superior TeleCom Inc.:
Period January 1, 2003 to November 10, 2003:
Allowance for restructuring activities	3,214	—	—		(3,102	)(a)	112
Allowance for doubtful accounts	7,676	832	—		(6,681	)(b)	1,827
Year ended December 31, 2002:
Allowance for restructuring activities	608	9,852	—		(7,246	)(a)	3,214
Allowance for doubtful accounts	8,391	1,020	—		(1,735	)(e)	7,676
Year ended December 31, 2001:
Allowance for restructuring activities	2,326	194	—		(1,912	)(a)	608
Allowance for doubtful accounts	4,998	2,820	1,658	(d)	(1,085	)(b)	8,391

(a)
Payments for restructuring liabilities

(b)
Write-offs net of recoveries

(c)
Accrued as a component of acquisition purchase price

(d)
Reclassified from other accounts

(e)	Write-offs net of recoveries	$(1,278)
	Effect of Electrical Sale	(457)

		$(1,735)

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  Item 15. Financial Statements and Exhibits.
SIGNATURES
Index of Financial Statements
INDEPENDENT AUDITORS' REPORT
SUPERIOR ESSEX INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Report of Independent Public Accountants