Form 10-K/A
period 2003-12-31
SUPERIOR ESSEX INC
filed 2004-04-29
CIK 1271193

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

        This Amendment No. 1 to Superior Essex's Annual Report on Form 10-K is solely for the following purposes: (i) making minor changes to the biographies of Andrew D. Africk and Andrew P. Hines and to the second paragraph of Item 11, Executive Compensation and the first paragraph of Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (ii) supplementing Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to include Equity Compensation Plan Information, (iii) supplementing Item 14, Principal Accounting Fees and Services to provide information regarding the fees and services provided by Deloitte & Touche LLP, our independent auditors, and our pre-approval policies and (iv) to update the signature page and re-file Exhibits 31.1 and 31.2. This Amendment No. 1 to the Annual Report does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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

        Andrew D. Africk has been a member of our board of directors since November 10, 2003. Mr. Africk is a senior partner of Apollo Management, L.P., a private equity fund manager, where he has been employed since 1992. Mr. Africk is also a director of SkyTerra Communications, Inc., a provider of satellite and communications services.

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

        Andrew P. Hines has been a member of our board of directors since November 10, 2003. Mr. Hines has been a principal of Hines and Associates, a strategic senior management consulting firm, since 2000. Prior thereto, Mr. Hines was Executive Vice President and Chief Financial Officer from October 2000 to October 2001 of Ardent Communications, Inc. (f/k/a CAIS Internet), a provider of broadband access and bundled data services, which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in October 2001. Mr. Hines was Executive Vice President and Chief Financial Officer from October 1997 to February 2000, and Executive Vice President, Strategic Planning and Business Development from February 2000 to June 2000, of Outboard Marine Corporation, a manufacturer of recreational boats and marine engines, which filed a voluntary Chapter 11 petition in December 2000. Our board of directors has determined that Andrew P. Hines, who is a member of our audit committee, is an "audit committee financial expert," as defined by SEC rules and also satisfies the SEC's and the NASDAQ Stock Market's independence requirements for members of audit committees.

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

        As of the effective date of the plan of reorganization, we adopted our 2003 Stock Incentive Plan, which provides for the issuance of stock options and/or restricted stock for up to 1,833,333 shares of our common stock (subject to adjustment to reflect changes in capitalization). Options issued to members of management as of November 10, 2003 during the six months following the effective date of the plan of reorganization will have an exercise price that is no greater than $10 per share, which is the value assigned to our common stock as of the effective date of the plan of reorganization. Options issued thereafter will be priced at fair market value on the date of issuance (or as otherwise determined by our board of directors or a committee thereof).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        On March 15, 2004, after giving effect to the issuance and distribution of all securities as provided in the plan of reorganization, there were issued and outstanding 16,830,000 shares of our common stock. The following table contains information as of that date regarding the number of shares of our common stock beneficially owned by (1) each person known by us to have beneficial ownership of more than 5% thereof, (2) each of our directors, (3) each of the named executive officers and (4) all directors and executive officers as a group. The information contained herein is based on information contained in the plan of reorganization, provided to us by such holders and contained in publicly filed documents with the Commission.

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

(8)
See "Executive Compensation—Employment and other Agreements and Plans" for a discussion of restricted common stock of Superior Essex that will be granted to Messrs. Aldridge, Deedy and Jack pursuant to their employment agreements.

(9)
Mr. Africk is a senior partner of Apollo Management, L.P., an affiliate of AP-ST LLC. Mr. Africk disclaims beneficial ownership of the shares owned by AP-ST LLC.

Equity Compensation Plan Information

        The following table sets forth certain information regarding our common stock that may be issued under our equity compensation plan as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders(1)	42,000	(2)	$10.00	(2)	1,461,333

Total	42,000				1,461,333

(1)
In connection with the plan of reorganization, we adopted the Superior Essex Inc. 2003 Stock Incentive Plan, or the "2003 Plan", pursuant to which a committee of our board of directors may grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan authorizes grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options can be granted with an exercise price less than, equal to or greater than the stock's fair market value at the date of grant. The term of stock options granted shall not exceed 10 years. The 2003 Plan was described in the disclosure statement provided in connection with the plan of reorganization and was part of the plan of reorganization approved by all voting classes of creditors and by the bankruptcy court.

(2)
Excludes 330,000 shares of restricted awarded to our chief executive officer pursuant to his employment contract and the 2003 Plan.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-audit Fees

        The table below summarizes the aggregate fees billed to Superior Essex and Superior TeleCom by Deloitte & Touche LLP, the independent auditor for Superior Essex and Superior TeleCom for the years ended December 31, 2003 and 2002. Deloitte & Touche LLP has served as the independent auditors for Superior Essex and Superior TeleCom since May 31, 2002.

	2003	2002
	(in thousands)
Audit fees	$1,253	$651
Audit-related fees	252	68
Tax fees	144	68

	1,649	787
All other fees	2,195	—

Total	$3,844	$787

Audit fees

        Fees for audit services billed in 2003 and 2002 consisted of fees for professional services rendered in connection with:

  •
  Audits of Superior Essex's financial statements for the period November 11, 2003 to December 31, 2003 and Superior TeleCom's financial statements for the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002

  •
  Reviews of Superior Essex's and Superior TeleCom's quarterly financial statements

  •
  Subsidiary statutory audits and other services related to Securities and Exchange Commission ("SEC") matters

Audit-related fees

        Fees for audit-related services billed in 2003 and 2002 consisted of financial and reporting consultations, employee benefit plan audits and due diligance assistance.

Tax fees

        Fees for tax services billed in 2003 and 2002 consisted of tax compliance and tax planning and advice, including assistance with tax matters related to Superior TeleCom's plan of reorganization.

Other fees

        Fees for all other services billed in 2003 consisted of permitted non-audit services consisting of reorganization services provided in connection with the administration of Superior TeleCom's bankruptcy proceedings.

        The audit committee of Superior Essex (the "Audit Committee") adopted policies and procedures for pre-approving all audit services and permissible non-audit services. Any requests for audit, audit-related, tax and other services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

        In considering the nature of the non-audit services provided by the independent auditor, the Audit Committee determined that such services are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee discussed these services with the independent auditor and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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
10(b)
First Amendment to Credit Agreement, dated February 20, 2004, by and among Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2003 (the "2003 Form 10-K")).
10(c)
Second Amendment to Credit Agreement, dated March 18, 2004, by and among Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(c) to the 2003 Form 10-K).
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
10(g)	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10(h)	Employment Agreement, dated November 10, 2003, between Superior Essex Inc. and Stephen M. Carter (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).

10(i)	Employment Agreement, dated March 15, 2004, between Superior Essex Inc. and David S. Aldridge (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10-K).
10(j)	Employment Agreement, dated March 15, 2004, between Superior Essex Inc. and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10-K)
10(k)	Employment Agreement, dated March 5, 2004, between Superior Essex Inc. and H. Patrick Jack (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).
10(l)	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).
10(m)	Severance Pay Plan (incorporated herein by reference to Exhibit 10(k) to the Superior Essex Form 10).
10(n)	Change in Control Severance Pay Plan.(incorporated herein by reference to Exhibit 10(l) to the Superior Essex Form 10).
10(o)	Key Employee Retention Plan (incorporated herein by reference to Exhibit 10(m) to the Superior Essex Form 10).
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
14	Code of Ethics of Superior Essex Inc. (incorporated herein by reference to Exhibit 14 to the 2003 Form 10-K).
21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 to the Superior Essex Form 10).
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference herein to Exhibit 32.1 to the 2003 Form 10-K).
32.2
Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference herein to Exhibit 32.2 to the 2003 Form 10-K).

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2004	SUPERIOR ESSEX INC.
	By:	/s/ MONTE R. HAYMON Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MONTE R. HAYMON Monte R. Haymon	Chairman of the Board	April 29, 2004
/s/ STEPHEN M. CARTER Stephen M. Carter	Chief Executive Officer (principal executive officer)	April 29, 2004
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 29, 2004
/s/ ANDREW D. AFRICK Andrew D. Africk	Director	April 29, 2004
/s/ DENYS GOUNOT Denys Gounot	Director	April 29, 2004
James F. Guthrie	Director	April 29, 2004
Andrew P. Hines	Director	April 29, 2004
Perry J. Lewis III	Director	April 29, 2004

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES