Form 10-Q
period 2004-03-31
SUPERIOR ESSEX INC
filed 2004-05-14
CIK 1271193

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

770-657-6000
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 7, 2004, the registrant had 16,830,000 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003, as amended April 29, 2004.

        Superior TeleCom Inc. and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 3, 2003. Superior TeleCom's plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003. In accordance with the plan of reorganization, as of November 10, 2003, the Company acquired the business formerly conducted by Superior TeleCom and its subsidiaries and began operating its business under a new holding company and capital structure and adopted fresh-start reporting. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom, the Company's predecessor for financial reporting purposes, is not comparable to the Company's financial information for periods after November 10, 2003. The historical consolidated statement of operations and statement of cash flows of Superior TeleCom for the three months ended March 31, 2003 are presented herein in accordance with the requirements of Form 10-Q. Such statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 3, 2003, in accordance with AICPA Statement of Position 90-7.

        In this Form 10-Q, the following terms have the meanings indicated below:

  •
  unless the context otherwise requires, the terms "we," "us" and "our," as well as the term "Superior Essex," and the "Company" refer to Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries.

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

  •
  "Essex International" refers to Essex International Inc., Superior Essex Holding's wholly owned subsidiary.

  •
  "Essex Group" refers to Essex Group, Inc., Essex International's wholly owned subsidiary.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Superior Essex Inc.
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,657	$10,606
Accounts receivable (less allowance for doubtful accounts of $2,011 and $2,140 at March 31, 2004 and December 31, 2003, respectively)	142,439	100,893
Inventories, net	134,266	119,787
Other current assets	18,058	23,316

Total current assets	300,420	254,602
Property, plant and equipment, net	219,956	223,318
Other assets	9,689	9,005

Total assets	$530,065	$486,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$72,503	$42,755
Accounts payable	53,052	35,866
Accrued expenses	50,588	58,199

Total current liabilities	176,143	136,820
Long-term debt	157,000	157,000
Other long-term liabilities, primarily pension obligations	29,399	29,213

Total liabilities	362,542	323,033
Stockholders' equity:
Common stock, $.01 par value; 33,000,000 shares authorized; 16,830,000 and 16,500,000 issued at March 31, 2004 and December 31, 2003, respectively	168	165
Capital in excess of par value	170,729	168,135
Accumulated other comprehensive income	3,264	1,221
Accumulated deficit	(1,089)	(2,443)

	173,072	167,078
Equity-based unearned compensation	(5,549)	(3,186)

Total stockholders' equity	167,523	163,892

Total liabilities and stockholders' equity	$530,065	$486,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended March 31,
	2004	2003
Net sales	$301,851	$249,538
Cost of goods sold	272,251	223,449

Gross profit	29,600	26,089
Selling, general and administrative expenses	20,891	20,747
Restructuring and other charges	1,080	4,166

Operating income	7,629	1,176
Interest expense (contractual interest of $28,677 for the three months ended March 31, 2003)	(4,869)	(20,672)
Other expense, net	(76)	(200)

Income (loss) before reorganization items, income taxes and distributions on preferred securities of Superior Trust I	2,684	(19,696)
Reorganization items	—	(34,768)
Income tax (expense) benefit	(1,330)	2,333

Income (loss) before distributions on preferred securities of Superior Trust I	1,354	(52,131)
Distributions on preferred securities of Superior Trust I	—	(3,870)

Net income (loss)	$1,354	$(56,001)

Net income (loss) per share of common stock:
Basic:	$0.08	$(2.58)
Diluted	0.08	(2.58)

Weighted average shares outstanding:
Basic	16,500	21,720
Diluted	16,592	21,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,354	$(56,001)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	4,828	7,776
Deferred distributions on Trust Convertible Preferred Securities	—	3,541
Amortization of deferred financing costs	264	3,591
Reorganization items	—	34,768
Change in assets and liabilities:
Accounts receivable, net	(41,332)	(22,650)
Inventories, net	(14,377)	(12,635)
Other current and non-current assets	4,376	8,657
Accounts payable, accrued expenses and other liabilities	20,639	10,715
Other, net	1,787	497

Cash flows used for operating activities before reorganization items	(22,461)	(21,741)
Reorganization items paid, net	(10,995)	—

Cash flows used for operating activities	(33,456)	(21,741)

Cash flows from investing activities:
Capital expenditures	(1,132)	(595)
Other	25	163

Cash flows used for investing activities	(1,107)	(432)

Cash flows from financing activities:
Short-term borrowings, net	29,720	15,326
Borrowings under pre-petition revolving credit facilities, net	—	13,350
Debt issuance costs	—	(3,900)
Repayments of long-term borrowings	—	(7)

Cash flows provided by financing activities	29,720	24,769

Effect of exchange rate changes on cash	(106)	457
Net increase (decrease) in cash and cash equivalents	(4,949)	3,053
Cash and cash equivalents at beginning of period	10,606	7,101

Cash and cash equivalents at end of period	$5,657	$10,154

Supplemental disclosures:
Cash paid for interest	$735	$12,176
Cash paid (received) for income taxes, net	$155	$(131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

1.     General

  Basis of presentation

        Superior Essex Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company"), a Delaware holding company, and its operating subsidiaries were formed in 2003 to acquire and conduct the business formerly conducted by Superior TeleCom Inc. ("Superior TeleCom"), and its subsidiaries, pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and implemented by Superior TeleCom effective November 10, 2003 as discussed below. As a result of the reorganization and the Company's implementation of fresh-start reporting as described below, the consolidated financial statements of the Company (the successor entity for purposes of fresh-start reporting) for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom, the Company's predecessor, for periods prior to the effective date of the plan of reorganization.

        The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and insulation materials to major original equipment manufacturers, or OEMs, and, through its distribution operations, to small OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for sale to other wire and cable manufacturers. The Company operates manufacturing and distribution facilities in the United States, the United Kingdom and Mexico.

  Chapter 11 Filing and Reorganization

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continued to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and certain contractual provisions could not be enforced against Superior TeleCom. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization voted upon by certain classes of Superior TeleCom's creditors and approved by the Bankruptcy Court. A plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

        In accordance with the plan of reorganization, on November 10, 2003 the Company acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, the Company's senior secured revolving credit facility, the Company's senior notes or any agreement, instrument or indenture relating thereto, on and after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in the Company, free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, the Company began operating its business without supervision or approval by the Bankruptcy Court.

  Fresh-Start Reporting

        Upon implementation of the plan of reorganization fresh-start reporting was adopted in accordance with AICPA Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, the reorganization value was allocated to the Company's net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Company's reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value. A final determination of the fresh-start reporting adjustments, including allocation of the reorganization value to the assets and liabilities based on their respective fair values, has not yet been made.

  Stock-Based Compensation Plans

        The Company and Superior TeleCom applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense attributable to fixed awards is recognized on a straight-line basis over the related vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company and Superior TeleCom elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value based method had been applied to all outstanding and unvested awards in each period.

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$1,354	$(56,001)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	196	561
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(226)	(756)

Pro forma net income (loss)	$1,324	$(56,196)

Net income (loss) per share:
As reported:
Basic	$0.08	$(2.58)
Diluted	0.08	(2.58)
Pro forma:
Basic	0.08	(2.59)
Diluted	0.08	(2.59)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Options to purchase 750,500 shares of common stock with a weighted average fair value per option of $6.21 were granted during the three months ended March 31, 2004. These options were granted at an exercise price below fair value at the date of grant in accordance with the terms of the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan provides that the exercise price would be the initial value of the Company's stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 42%, risk-free interest rate of 2.44%, and expected life of three years. No options were granted during the three months ended March 31, 2003.

        During the three months ended March 31, 2004 the Company awarded 150,000 shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards vest after 7 years with earlier vesting after 3 years if the Company's stock price exceeds certain specified levels for a period of 20 consecutive trading days. An additional 40,000 shares of restricted stock with a weighted average per share value at the date of award of $15.25 were granted to other members of management. These shares vest 50% after three years and 50% after five years.

2.     Inventories, net

        At March 31, 2004 and December 31, 2003, the components of inventories were as follows:

	Superior Essex Inc.
	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$11,421	$10,407
Work in process	27,442	18,977
Finished goods	111,095	92,944

	149,958	122,328
LIFO reserve	(15,692)	(2,541)

	$134,266	$119,787

        Inventories valued using the LIFO method amounted to $76 million and $69 million at March 31, 2004 and December 31, 2003, respectively.

3.     Comprehensive income (loss)

        The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 were as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income (loss)	$1,354	$(56,001)
Foreign currency translation adjustment	489	(387)
Change in unrealized gains (losses) on derivatives, net	1,492	205
Other	62	—

Comprehensive income (loss)	$3,397	$(56,183)

        The components of accumulated other comprehensive income at March 31, 2004 and December 31, 2003 were as follows:

	Superior Essex Inc.
	March 31, 2004	December 31, 2003
	(in thousands)
Foreign currency translation adjustment	$1,365	$876
Unrealized gain on derivatives, net of deferred tax of $1,200 and $250 at March 31, 2004 and December 31, 2003, respectively	1,872	380
Other	27	(35)

	$3,264	$1,221

4.     Reorganization items

        Reorganization items represent amounts incurred by Superior TeleCom as a result of its Chapter 11 filings and are summarized as follows for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
(in thousands)
Professional fees	$952
Adjustments to pre-petition liabilities	29,014
Deferred debt issue costs	3,802
Adequate protection payments	1,000

$34,768

        Adjustments to pre-petition liabilities represent amounts to adjust the carrying value of Superior TeleCom's Trust Convertible Preferred Securities to the estimated amount of the allowed claim.

5.     Restructuring and other charges

        During the three months ended March 31, 2003, Superior TeleCom recorded restructuring and other charges of $0.6 million primarily related to ongoing closure activities at the communication cable segment's facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba which were closed in 2002. Restructuring and other charges for the three months ended March 31, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom's Chapter 11 filings. Restructuring and other charges for the three months ended March 31, 2004 were $1.1 million consisting primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

6.     Debt

        At March 31, 2004 and December 31, 2003, short-term borrowings and long-term debt consist of the following:

	Superior Essex Inc.
	March 31, 2004	December 31, 2003
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$71,390	$41,910
Other	1,113	845

	$72,503	$42,755

Long-term debt:
Senior notes	$145,000	$145,000
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000

Total long-term debt	$157,000	$157,000

        On March 18 and April 30, 2004, the senior secured revolving credit facility was amended to (i) increase the total facility amount by $55 million to $175 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio from $10 million to $15 million. Undrawn availability under the senior secured revolving credit facility (after considering outstanding letters of credit) on March 31, 2004 amounted to $60.1 million.

        On April 14, 2004, the Company completed a Rule 144A private placement offering of $257.1 million of 9% unsecured senior notes due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were used to redeem the existing $145 million of senior notes, repay a portion of amounts outstanding under the senior secured revolving credit facility and pay fees and expenses of the offering. Proceeds from the offering will also be used to fund the acquisition of certain assets from Belden Inc. (the "Belden Asset Acquisition"—see note 10). Pending use to finance in part the Belden Asset Acquisition, a total of $52.3 million of the net proceeds was placed in an escrow account. If the Belden Asset Acquisition is not closed on or prior to October 11, 2004 or the purchase agreement relating to the Belden Asset Acquisition is terminated earlier, the funds in the escrow account will be used to redeem $50 million aggregate principal amount of the 9% senior notes at a redemption price equal to 100% of their principal amount, plus accrued interest to the date of redemption.

        The 9% senior notes were issued by Superior Essex Communications LLC and Essex Group, Inc., indirect subsidiaries of the Company, and are fully and unconditionally guaranteed by the Company and each of the Company's existing and future domestic subsidiaries. The Company may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year:	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

The Company may also redeem up to 40% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control of the Company, as specified in the indenture governing the 9% senior notes, holders of the 9% senior notes will have the right to require the issuers to purchase all or a portion of the outstanding 9% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

        The Company has entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring the Company to use its reasonable best efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for an issue of SEC-registered notes with terms identical to the 9% senior notes. If the exchange offer is not completed before October 11, 2004, the annual interest rate on the 9% senior notes will be increased by 0.25% per annum and by an additional 0.25% per annum for each 90-day period thereafter to a maximum of 1.0% per annum until the exchange offer is completed.

        The indenture governing the 9% senior notes contains covenants which restrict the ability of the Company and certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of the Company's assets.

7.     Income (loss) per share

        The computation of basic and diluted income (loss) per share for the three months ended March 31, 2004 and 2003 is as follows:

	Superior Essex Inc.			Superior TeleCom Inc.
	Three Months Ended March 31,
	2004			2003
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income (loss) per common share	$1,354	16,500	$0.08	$(56,001)	21,720	$(2.58)

Effect of dilutive securities
Restricted stock awards	—	79		—	—
Stock options	—	13		—	—

Diluted income (loss) per common share	$1,354	16,592	$0.08	$(56,001)	21,720	$(2.58)

        The assumed conversion of Superior TeleCom's Trust Convertible Preferred Securities has been excluded from the loss per share calculation for the three months ended March 31, 2003 as the impact would be anti-dilutive. Stock options outstanding with respect to 4.2 million shares of Superior TeleCom common stock have not been included in the computation of diluted loss per share for the three months ended March 31, 2003 because to do so would be anti-dilutive. A total of 151,296 anti-dilutive weighted average shares with respect to outstanding stock options and restricted stock awards have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2004.

8.     Employee benefits

        Superior TeleCom sponsored several defined benefit pension plans which were assumed by the Company pursuant to the plan of reorganization. The components of net periodic benefit cost of the defined benefit pension plans for the three months ended March 31, 2004 and 2003 are presented below.

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended March 31,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$106	$800
Interest cost	1,568	1,592
Expected return on plan assets	(1,539)	(1,330)
Actuarial (gain) loss	—	40

	$135	$1,102

        Company cash contributions to the defined benefit plans amounted to $2.4 million during the three months ended March 31, 2004. The Company expects to make additional cash contributions of $9.5 million for the remainder of 2004.

9.     Derivative financial instruments

        The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage commodity price and interest rate risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

  Commodity price risk management

        The costs of copper, the Company's most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At March 31, 2004, the Company had futures purchase contracts for 10.4 million pounds of copper expiring through December 2005 and 3.9 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. At March 31, 2004 the Company also had futures contracts to purchase 30,000 MMBTUs of natural gas expiring through June 2004. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twelve months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At March 31, 2004, the Company had an unrealized gain of $4.8 million on these futures contracts. A total of $3.1 million of this unrealized gain arose subsequent to November 11, 2003 and is recorded in accumulated other comprehensive income net of deferred income taxes of $1.2 million. The Company recorded a liability of $3.0 million ($1.7 million as of March 31, 2004) representing the unrealized loss on sales commitments to customers in connection with the application of fresh-start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time. Additionally, at March 31, 2004, the Company had futures sales contracts for 11.7 million pounds of copper, or $15.2 million, expiring through July 2004 with an estimated fair value (loss) of $(0.6) million. Changes in the fair value of these contracts are recorded in the consolidated statement of operations on the same line as the underlying exposure being hedged.

  Interest rate risk management

        In order to limit its exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company entered into two interest rate cap agreements in December 2003. At March 31, 2004, the Company had outstanding an interest rate cap with a notional amount of $30 million with a 30-day LIBOR cap at 1.75% expiring in December 2005, and an interest rate cap with a notional amount of $30 million with a 30-day LIBOR cap at 5.0% expiring in December 2004. The 30-day LIBOR at March 31, 2004 was 1.12%. The interest rate cap agreements had an aggregate fair value of $0.2 million at March 31, 2004. Changes in the fair value of these interest rate caps are recorded in the consolidated statement of operations. In April 2004 the Company entered into an additional interest rate cap agreement with a notional amount of $15 million with a 30-day LIBOR cap at 5.0% expiring in April 2005. In May 2004, the Company entered into an additional interest rate cap agreement with a notional amount of $12.5 million with a three-month LIBOR cap at 7.0% expiring in May 2005.

10.   Commitments and contingencies

        On March 18, 2004, the Company announced an agreement to acquire certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper OSP communications wire and cable business. Under the terms of the agreement, the Company will acquire inventories, selected machinery and equipment and, subject to customer approval, certain customer contracts related to a portion of Belden's communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to the Company). Belden will retain its manufacturing facilities and employees along with all of the associated liabilities, including, among others, accounts payable, any employee related obligations, plant shutdown costs and environmental obligations. Completion of the Belden Asset Acquisition is subject to customary closing conditions.

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

        Essex International (including subsidiaries thereof), which Superior TeleCom acquired in 1998 and 1999, has been named as a PRP at a number of sites. Many of the sites for which Essex International is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex Group by United Technologies to Essex International. Pursuant to the indemnity, United Technologies agreed to indemnify Essex International against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex Group prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to, and United Technologies must have received notice of the indemnity claim during the five-year period commencing on, February 29, 1988. The sites covered by this indemnity historically have been handled directly by United Technologies and required payments generally have been made directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed.

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

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At March 31, 2004, the Company had forward fixed price copper purchase commitments for $29.5 million.

11.   Business segments

        Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, magnet wire and distribution and copper rod. The communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. The magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers. The copper rod segment includes sales of copper rod produced by the Company's continuous casting units to external customers. Copper rod produced for internal processing is recorded by the consuming segment at cost as a component of cost of goods sold.

        The Company evaluates segment performance based on a number of factors, with operating income, excluding restructuring and other charges, being the most critical.

        Financial information with respect to reportable segments is presented below. Corporate and other items shown below are provided to reconcile to the accompanying consolidated statements of operations.

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net sales:
Communications cable	$90,600	$74,984
Magnet wire and distribution	146,363	124,048
Copper rod	64,888	50,506

	$301,851	$249,538

Operating income (loss):
Communications cable	$3,898	$2,241
Magnet wire and distribution	7,301	7,957
Copper rod	713	(1,083)
Corporate and other	(3,203)	(3,773)
Restructuring and other charges	(1,080)	(4,166)

	$7,629	$1,176

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and forecasts about us, our future performance, the industries in which we operate and our liquidity. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include the impact of the following:

  •
  General economic, business and industry conditions;

  •
  Spending reductions by the telephone industry;

  •
  Competition, including from other wire and cable manufacturers and other alternative sources and technologies;

  •
  Rapid product and technology development;

  •
  Market acceptance of new products and continuing product demand;

  •
  Production and timing of customer orders;

  •
  The migration of magnet wire demand to China and other countries;

  •
  Fluctuations in the supply and pricing of copper and other principal raw materials;

  •
  Our significant level of indebtedness and debt covenant requirements;

  •
  The potential need for and availability of additional sources of capital and liquidity;

  •
  Our ability to successfully complete and integrate our acquisition of assets from Belden Inc. and to identify, finance and integrate other acquisitions;

  •
  Changes in short-term interest rates and foreign exchange rates;

  •
  A significant deterioration in our labor relations;

  •
  The volatility of the market price of our common stock; and

  •
  Other risks and uncertainties, including those included under the caption "Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

Forward-looking statements should be considered in light of various important factors, including those set forth elsewhere in this report and our other filings with the SEC. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and in our other SEC filings.

General

        Superior Essex Inc., a Delaware holding company, and its operating subsidiaries were recently formed to acquire and conduct the business formerly conducted by Superior TeleCom Inc. and its subsidiaries.

        We manufacture a portfolio of wire and cable products grouped into the following primary industry segments: (i) our communications cable segment; (ii) our magnet wire and distribution segment; and (iii) our copper rod operations. Our communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. Our magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers, or OEMs. Our copper rod operations include sales of copper rod produced by continuous casting units to external customers.

        Industry segment financial data (including sales and operating income by industry segment) for the three-month periods ended March 31, 2004 and 2003 is included in Note 11 to the accompanying consolidated financial statements.

Chapter 11 Filing and Reorganization

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continued to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and certain contractual provisions could not be enforced against Superior TeleCom. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization voted upon by certain classes of Superior TeleCom's creditors and approved by the Bankruptcy Court. A plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, our senior secured revolving credit facility, our senior notes or any agreement, instrument or indenture relating thereto, on and after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in the Company, free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, we began operating our business without supervision or approval by the Bankruptcy Court.

Fresh-Start Reporting

        Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, the reorganization value was allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Our reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated

at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value.

        As a result of the reorganization and our implementation of fresh-start reporting, our consolidated financial statements for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom, our predecessor, for periods prior to the effective date of the plan of reorganization.

Announcement of Belden Asset Acquisition

        On March 18, 2004, we announced an agreement to acquire certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper OSP communications wire and cable business. Under the terms of our agreement, we will acquire inventories, selected machinery and equipment and, subject to customer approval, certain customer contracts related to a portion of Belden's communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to us). Belden will retain its manufacturing facilities and all employees along with all of the associated liabilities, including, among others, accounts payable, any employee related obligations, plant shutdown costs and environmental obligations. Completion of the asset acquisition is subject to customary closing conditions.

        For the year end December 31, 2003, Belden reported revenues of $202.4 million from its North American copper OSP communications wire and cable operations and an operating loss of $109.4 million, including a $92.4 million non-cash asset impairment charge. Although there can be no assurance, we believe we can retain a significant portion of the revenues related to Belden's North American OSP communications wire and cable operations. We believe the Belden Asset Acquisition represents an attractive opportunity for us to develop new customer relationships and increase our level of business with existing customers in the copper OSP communications business. We also believe we will be able to generate meaningful cost benefits from manufacturing efficiencies and greater capacity utilization (including savings, among other things, related to absorption of fixed manufacturing and plant administrative expenses) and will be able to leverage our existing sales and administrative infrastructure and thereby increase revenues without a proportionate increase in selling, general and administrative expense. In the short term, we expect the incremental revenues will yield lower profit contributions while we deplete purchased inventory and incur transitional expenses and charges.

Impact of Copper Price Fluctuations on Operating Results

        Copper is one of the principal raw materials used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. Beginning in the fourth quarter of 2003 and continuing through the first quarter of 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.34 per pound for the month of March 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. While we did not experience a material negative impact from this situation in the first quarter of 2004, our results in the second quarter of 2004 may be negatively impacted due to first quarter inventory stocking purchases and accelerated orders by some customers in anticipation of rising copper prices and future contractual price adjustments related to increased copper costs. Increases in copper prices can also impact our working capital. See "Liquidity and Capital Resources" below.

Results of Operations—Three Month Period Ended March 31, 2004 Compared to the Three Month Period Ended March 31, 2003

        The discussion below compares the results of our operations for the three months ended March 31, 2004 to those of Superior TeleCom for the three months ended March 31, 2003.

        Average copper prices for the three months ended March 31, 2004 have increased 62% as compared to the three months ended March 31, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Actual		Copper-adjusted
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
	(in millions)
Net sales:
Communications cable	$90.6	$75.0	$87.3	$76.9
Magnet wire and distribution	146.4	124.0	127.5	127.3
Copper rod	64.9	50.5	43.0	52.7

	301.9	249.5	257.8	256.9
Constant cost of copper adjustment	—	—	44.1	(7.4)

Total	$301.9	$249.5	$301.9	$249.5

Consolidated sales for the three months ended March 31, 2004 were $301.9 million, an increase of 21% as compared to consolidated sales of $249.5 million for the quarter ended March 31, 2003. Sales for the 2004 quarter were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper were essentially unchanged for the quarter ended March 31, 2004 compared to the prior year period.

        Sales for our communications cable segment for the March 31, 2004 quarter were $90.6 million, an increase of 21%, as compared to sales of $75.0 million for the quarter ended March 31, 2003. Sales adjusted for a constant cost of copper increased 13%. The sales increase in 2004 reflects a broad-based increase in demand for both our OSP cable and premise cable product lines. In addition, we believe a portion of the sales increase represented inventory stocking purchases by certain customers in anticipation of continued rising copper prices or future contractual price adjustments related to increased copper costs. However, we believe the majority of the increase represents strengthening demand in our basic end markets, including higher spending levels to support deferred maintenance by the major telephone companies (the largest customer group of the communications cable segment) as well as increased demand for our copper and fiber premise products supported by growing investment in information technology, including new and upgraded computer systems and associated wiring.

        Sales for our magnet wire and distribution segment were $146.4 million for the quarter ended March 31, 2004, an increase of 18% as compared to the prior year. On a copper-adjusted basis sales for the quarter were unchanged from the same quarter in the prior year. Increased sales in our Essex Brownell distribution business were offset by lower sales to several major industrial motor customers due to overstocked inventory levels at the end of 2003. For the past three fiscal years (2001 - 2003), copper adjusted sales for our magnet wire and distribution segment have declined on a comparative year-over-year basis, principally as a result of weak economic conditions in the industrial sector, including substantial reductions during this period in durable goods consumption, factory production and commercial construction. To a lesser extent, migration to foreign markets of production of certain customer manufacturing impacted sales from 2001 through 2003. The stabilization in copper adjusted sales in the quarter ended March 31, 2004 reflects the recovery in the general economy, as well as in our basic end markets, particularly related to industrial production and durable goods.

        Copper rod sales for the three months ended March 31, 2004 were $64.9 million compared to $50.5 million for the comparable 2003 period. On a copper-adjusted basis, however, sales for our copper rod segment decreased by 18%. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices. The copper-adjusted sales decline reflects a planned reduction of copper rod output in order to balance internal copper rod requirements with copper rod available for sale to outside parties.

        For the quarter ended March 31, 2004, gross profit was $29.6 million, an increase of 13% as compared to the prior year quarter primarily attributable to increased volume and improved capacity utilization in our communications cable segment and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin in the 2004 quarter was 9.8% compared to 10.5% for same quarter in 2003. The comparative decline in gross profit margin reflects the effects of increased copper prices on sales in our magnet wire and distribution and copper rod segments as gross profit dollars remained relatively consistent for these segments period-to-period.

        Selling, general and administrative expenses ("SG&A expense") for the three month period ended March 31, 2004 were $20.9 million, an increase of 1% as compared to SG&A expense of $20.7 million for the three months ended March 31, 2003. The slight increase reflects the impact of increased sales volume and related sales commissions in our communications cable segment.

        Superior TeleCom incurred $0.6 million of restructuring and other charges in the first quarter of 2003 primarily related to ongoing closure activities at its communication cable segment's Elizabethtown, Kentucky and Winnipeg, Manitoba facilities which were closed in 2002. Restructuring and other charges for the three months ended March 31, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with Superior TeleCom's Chapter 11 filings. Restructuring and other charges for the three months ended March 31, 2004 were $1.1 million and consisted primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

        We had operating income of $7.6 million for the quarter ended March 31, 2004, compared to $1.2 million for the same period in 2003. Operating income in the quarter ended March 31, 2003 included restructuring and other charges of $4.2 million as compared to $1.1 million of such charges for the quarter ended March 31, 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales and related gross profit in our communications cable segment together with the decrease in restructuring and other charges.

        Superior TeleCom incurred reorganization costs of $34.8 million in the quarter ended March 31, 2003 related to its Chapter 11 filing. These costs consisted of $1.0 million of post-petition professional fees, $29.0 million to adjust the carrying value of the Superior TeleCom's Trust Convertible Preferred Securities to the amount of the allowed claim in respect of this liability, $3.8 million to write-off deferred debt issuance costs associated with Superior TeleCom's refinanced accounts receivable securitization and $1.0 million of adequate protection payments.

        Interest expense for the quarter ended March 31, 2004 was $4.9 million, compared to interest expense of $20.7 million for the quarter ended March 31, 2003. The decrease in interest expense reflects our new capital structure under the plan of reorganization. At the time of the Chapter 11 bankruptcy filing, Superior TeleCom had approximately $890 of senior secured debt and $222 million of senior subordinated notes outstanding. Our outstanding indebtedness was approximately $229.5 million at March 31, 2004.

        Superior TeleCom recorded $3.9 million of distributions on the preferred securities of Superior Trust I for the three months ended March 31, 2003. Superior TeleCom's Chapter 11 filing constituted an early dissolution event under the terms of the instruments governing the Trust and as a result the Trust was liquidated on or about April 30, 2003 by distribution to holders of the Trust Convertible Preferred Securities of an aggregate principal amount of 8 1/2% Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities. All outstanding 8 1/2% Convertible Debentures were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

        Superior TeleCom recorded a full valuation allowance on its net deferred tax assets for the three months ended March 31, 2003 because the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for 2003 quarter primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the three months ended March 31, 2004 was 50%. The effective tax rate exceeds the U.S. statutory tax rate due to state taxes and a valuation allowance established with respect to net operating losses incurred by our U.K. subsidiary.

Liquidity and Capital Resources

        We reported cash used by operating activities of $33.5 million for the three months ended March 31, 2004 compared to cash used by operating activities of $21.7 million for the three months ended March 31, 2003. Cash used by operating activities for the 2004 quarter includes a net working capital increase of $30.7 million, which reflects both normal seasonal build in accounts receivable and inventory as well as the impact of substantially higher copper costs. Additionally, we paid approximately $11.0 million during the 2004 quarter of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings. Cash used by operating activities for the quarter ended March 31, 2003 reflects normal seasonal increases in net working capital of $15.9 million in addition to high interest payments on Superior TeleCom's pre-petition debt.

        As of the effective date of the plan of reorganization, $145 million principal amount of senior notes of Superior Essex Communications and Essex Group, 5 million shares of series A preferred stock, par value $1 per share, of Superior Essex Holding and 16,500,000 shares of our common stock were issued to creditors of Superior TeleCom in accordance with the plan of reorganization. The plan of reorganization also provides for the payment of $3 million in cash to holders of general unsecured claims against Superior TeleCom.

        The senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 9 1/2%. On April 29, 2004 we redeemed the senior notes with the proceeds from a Rule 144A private placement offering, completed on April 14, 2004, of $257.1 million of 9% unsecured senior notes due April 2012, which we refer to as the "9% senior notes". Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were also used to repay a portion of amounts outstanding under our senior secured revolving credit facility and pay fees and expenses of the offering. The remaining proceeds from the offering will be used to fund the Belden Asset Acquisition. Pending use to finance in part the Belden Asset Acquisition, a total of $52.3 million of the net proceeds was placed in an escrow account. If the Belden Asset Acquisition is not closed on or prior to October 11, 2004 or the purchase agreement relating to the Belden Asset Acquisition is terminated earlier, the funds in the escrow account will be used to redeem $50 million aggregate principal amount of the 9% senior notes at a redemption price equal to 100% of their principal amount, plus accrued interest to the date of redemption.

        The 9% senior notes were issued by Superior Essex Communications and Essex Group and are fully and unconditionally guaranteed by the Company and each of our existing and future domestic subsidiaries. We may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year:	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

We may also redeem up to 40% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control of the Company, as specified in the indenture governing the 9% senior notes, holders of the 9% senior notes will have the right to require the issuers to purchase all or a portion of the outstanding 9% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

        We have entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring the us to use our reasonable best efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for an issue of SEC-registered notes with terms identical to the 9% senior notes. If the exchange offer is not completed before October 11, 2004, the annual interest rate on the 9% senior notes will be increased by 0.25% per annum and by an additional 0.25% for each 90-day period thereafter to a maximum of 1.0% per annum until the exchange offer is completed.

        The indenture governing the 9% senior notes contains covenants which restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of our assets.

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

        On the effective date of the plan of reorganization, we entered into a new $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. On March 18 and April 30, 2004, the senior secured revolving credit facility was amended to (i) increase the total facility amount by $55 million to $175 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio as discussed below from $10 million to $15 million. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin at March 31, 2004 was 2.25% for LIBOR loans and 0.75% for base rate. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include (a) rent reserves related to property on which collateral is located, (b) amounts in respect of liabilities or obligations secured by liens on the collateral senior to liens held by the administrative agent and (c) certain outstanding personal property taxes. Under the revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. We are obligated to pay an unused commitment fee of 0.5% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $71.4 million was drawn under this facility as of March 31, 2004. Undrawn availability (after considering outstanding letters of credit) on such date amounted to $60.1 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

        Our principal cash requirements include interest payments on our senior secured revolving credit facility and 9% senior notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $10 to $15 million annually, funding the Belden Asset Acquisition and funding obligations related to our defined benefit pension plans. In addition, the price of copper, our principal raw material, has increased approximately 30% as of March 31, 2004 compared to December 31, 2003. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements. We have experienced an increase in net working capital (excluding short-term borrowings) at March 31, 2004 of approximately $36 million compared to December 31, 2003 reflecting the increase in copper prices as well as normal seasonal increases. We believe that cash provided by operations, together with borrowing availability under our senior secured revolving credit facility and the proceeds from the 9% senior note offering will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage commodity price and interest rate risks. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but we do not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

  Commodity price risk management

        The costs of copper, our most significant raw material, and aluminum, have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At March 31, 2004, we had futures purchase contracts for 10.4 million pounds of copper expiring through December 2005 and 3.9 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. At March 31, 2004 we also had futures contracts to purchase 30,000 MMBTUs of natural gas expiring through June 2004. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twelve months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At March 31, 2004, we had an unrealized gain of $4.8 million on these futures contracts. A total of $3.1 million of this unrealized gain arose subsequent to November 11, 2003 and is recorded in accumulated other comprehensive income net of deferred income taxes of $1.2 million. We recorded a liability of $3.0 million ($1.7 million as of March 31, 2004) representing the unrealized loss on sales commitments to customers in connection with the application of fresh-start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time. Additionally, at March 31, 2004, we had futures sales contracts for 11.7 million pounds of copper, or $15.2 million, expiring in July 2004 with an estimated fair value (loss) of $(0.6) million. Changes in the fair value of these contracts are recorded in the consolidated statement of operations on the same line as the underlying exposure being hedged.

  Interest rate risk management

        In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we entered into two interest rate cap agreements in December 2003. At March 31, 2004, we had outstanding an interest rate cap with a notional amount of $30 million with a 30-day LIBOR cap at 1.75% expiring in December 2005, and an interest rate cap with a notional amount of $30 million with a 30-day LIBOR cap at 5.0% expiring in December 2004. The 30-day LIBOR at March 31, 2004 was 1.12%. The interest rate cap agreements had an aggregate fair value of $0.2 million at March 31, 2004. In April 2004 we entered into an additional interest rate cap agreement with a notional amount of $15 million with a 30-day LIBOR cap at 5.0% expiring in April 2005. In May 2004, we entered into an additional interest rate cap agreement with a notional amount of $12.5 million with a three-month LIBOR cap at 7.0% expiring in May 2005. Changes in the fair value of these interest rate caps are recorded in the consolidated statement of operations.

        As previously discussed, on April 14, 2004 we completed a private placement offering of $257.1 million of 9% unsecured senior notes due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an initial discount of $7.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

        On March 26, 2004, the Company hired a director of internal audit to establish and develop an internal audit function. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*	Third Amendment to Credit Agreement, dated April 2, 2004, by and among Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders.
10.2*
Fourth Amendment to Credit Agreement, dated April 30, 2004, by and among Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders.
10.3*
Indenture dated April 14, 2004, among Superior Essex Communications LLC and Essex Group Inc., as joint and several obligors, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, including the form of 9% Senior Notes attached as exhibits A and B thereto.
10.4*	Escrow Agreement dated April 14, 2004, between Superior Essex Communications LLC and Essex Group Inc. as the issuers and The Bank of New York Trust Company, N.A. as escrow agent.
10.5*
Registration Rights Agreement, dated April 14, 2004, by and among Superior Essex Communications LLC and Essex Group, Inc. as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., Lehman Brothers Inc., UBS Securities LLC, Wachovia Capital Markets, LLC and Fleet Securities, Inc., as the initial purchasers.
10.6*	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford.
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K

(1)
On March 5, 2004, the Company furnished a Current Report on Form 8-K under Item 12 to announce issuance of a press release with respect to its results of operations for the quarter and year ended December 31, 2003.

(2)
On March 22, 2004, the Company filed a Current Report on Form 8-K under Item 5 to announce that it entered into a definitive purchase agreement to acquire selected assets of Belden Inc.'s North American communications wire and cable business.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ESSEX INC.
Date: May 14, 2004	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES