Form 10-Q
period 2004-06-30
SUPERIOR ESSEX INC
filed 2004-08-12
CIK 1271193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

770-657-6000

Registrant’s telephone number, including area code

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

As of August 6, 2004, the registrant had 17,006,615 shares of common stock, $0.01 par value, outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended April 29, 2004.

Superior TeleCom Inc. and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 3, 2003. Superior TeleCom’s plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003. In accordance with the plan of reorganization, as of November 10, 2003, the Company acquired the business formerly conducted by Superior TeleCom and its subsidiaries and began operating its business under a new holding company and capital structure and adopted fresh-start reporting. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom, the Company’s predecessor for financial reporting purposes, is not comparable to the Company’s financial information for periods after November 10, 2003. The historical consolidated statement of operations and statement of cash flows of Superior TeleCom are presented herein in accordance with the requirements of Form 10-Q. Such statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 3, 2003, in accordance with AICPA Statement of Position 90-7.

In this Form 10-Q, the following terms have the meanings indicated below:

•       unless the context otherwise requires, the terms “we,” “us” and “our,” as well as the terms “Superior Essex,” and the “Company,” refer to Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries.

•       “Superior TeleCom,” unless the context otherwise requires, refers to Superior TeleCom Inc. and its subsidiaries and the business carried on by them prior to November 10, 2003.

•       “Superior Essex Holding” refers to Superior Essex Holding Corp., Superior Essex’s wholly owned subsidiary.

•       “Superior Essex Communications” refers to Superior Essex Communications LP (formerly Superior Essex Communications LLC). On June 17, 2004, Superior Essex Communications LLC converted from a Delaware limited liability company into a Delaware limited partnership. Superior Essex Holding is the sole limited partner of Superior Essex Communications and SE Communications GP Inc., a wholly owned subsidiary of Superior Essex Holding, is the sole general partner of Superior Essex Communications.

•       “Essex International” refers to Essex International Inc., Superior Essex Holding’s wholly owned subsidiary.

•       “Essex Group” refers to Essex Group, Inc., Essex International’s wholly owned subsidiary.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	Superior Essex Inc.
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,512	$10,606
Accounts receivable (less allowance for doubtful accounts of $2,041 and $2,140 at June 30, 2004 and December 31, 2003, respectively)	151,635	100,893
Inventories, net	162,864	119,787
Other current assets	17,379	23,316
Total current assets	344,390	254,602
Property, plant and equipment, net	239,495	223,318
Other assets	41,257	9,005
Total assets	$625,142	$486,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$49,748	$42,755
Accounts payable	61,005	35,866
Accrued expenses	56,568	58,199
Total current liabilities	167,321	136,820
Long-term debt	262,132	157,000
Other long-term liabilities, primarily pension obligations	28,039	29,213
Total liabilities	457,492	323,033
Stockholders’ equity:
Common stock, $.01 par value; 33,000,000 shares authorized; 17,020,000 and 16,500,000 issued at June 30, 2004 and December 31, 2003, respectively	170	165
Capital in excess of par value	170,730	168,135
Accumulated other comprehensive income	1,226	1,221
Retained earnings (accumulated deficit)	953	(2,443)
	173,079	167,078
Equity-based unearned compensation	(5,238)	(3,186)
Treasury stock, at cost (13,385 shares at June 30, 2004)	(191)	—
Total stockholders’ equity	167,650	163,892
Total liabilities and stockholders’ equity	$625,142	$486,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended June 30,
	2004	2003
Net sales	$357,351	$248,780
Cost of goods sold	323,734	218,768
Gross profit	33,617	30,012
Selling, general and administrative expenses	22,291	20,954
Restructuring and other charges	406	669
Operating income	10,920	8,389
Interest expense (contractual interest of $39,115 for the three months ended June 30, 2003)	(7,111)	(2,349)
Loss on early extinguishment of debt	(407)	—
Other expense, net	(110)	170
Income before reorganization items, income taxes and distributions on preferred securities of Superior Trust I	3,292	6,210
Reorganization items	—	1,800
Income tax expense	(1,250)	(273)
Income before distributions on preferred securities of Superior Trust I	2,042	7,737
Distributions on preferred securities of Superior Trust I	—	(1,180)
Net income	$2,042	$6,557
Net income per share of common stock:
Basic	$0.12	$0.30
Diluted	$0.12	$0.30
Weighted average shares outstanding:
Basic	16,516	21,845
Diluted	16,622	21,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except per share data)
(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Six Months Ended June 30,
	2004	2003
Net sales	$659,202	$498,318
Cost of goods sold	595,985	442,217
Gross profit	63,217	56,101
Selling, general and administrative expenses	43,182	41,701
Restructuring and other charges	1,486	4,835
Operating income	18,549	9,565
Interest expense (contractual interest of $67,792 for the six months ended June 30, 2003)	(11,980)	(23,021)
Loss on early extinguishment of debt	(407)	—
Other expense, net	(186)	(30)
Income (loss) before reorganization items, income taxes and distributions on preferred securities of Superior Trust I	5,976	(13,486)
Reorganization items	—	(32,968)
Income tax (expense) benefit	(2,580)	2,060
Income (loss) before distributions on preferred securities of Superior Trust I	3,396	(44,394)
Distributions on preferred securities of Superior Trust I	—	(5,050)
Net income (loss)	$3,396	$(49,444)
Net income (loss) per share of common stock:
Basic	$0.21	$(2.27)
Diluted	$0.20	$(2.27)
Weighted average shares outstanding:
Basic	16,508	21,783
Diluted	16,607	21,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,396	$(49,444)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,889	14,751
Deferred distributions on Trust Convertible Preferred Securities	—	5,050
Amortization of deferred financing costs and discount	772	4,891
Reorganization items	—	32,968
Change in operating assets and liabilities:
Accounts receivable, net	(50,622)	(20,480)
Inventories, net	(4,661)	(9,862)
Other current and non-current assets	5,083	41,519
Accounts payable, accrued expenses and other liabilities	29,124	41,210
Other, net	654	854
Cash flows provided by (used for) operating activities before reorganization items	(6,365)	61,457
Reorganization items paid, net	(12,253)	(2,828)
Cash flows provided by (used for) operating activities	(18,618)	58,629
Cash flows from investing activities:
Capital expenditures	(3,910)	(1,175)
Belden asset acquisition, including related fees and expenses (note 6)	(83,010)	—
Proceeds from asset sales	25	5,304
Other	—	196
Cash flows provided by (used for) investing activities	(86,895)	4,325
Cash flows from financing activities:
Short-term borrowings (repayments), net	6,977	(11,829)
Repayment of pre-petition revolving credit facilities, net	—	(28,330)
Debt issuance costs	(4,507)	(3,900)
Long-term borrowings	250,004	—
Repayments of long-term borrowings	(145,000)	(19,402)
Cash flows provided by (used for) financing activities	107,474	(63,461)
Effect of exchange rate changes on cash	(55)	1,822
Net increase in cash and cash equivalents	1,906	1,315
Cash and cash equivalents at beginning of period	10,606	7,101
Cash and cash equivalents at end of period	$12,512	$8,416
Supplemental disclosures:
Cash paid for interest	$10,898	$13,076
Cash paid (received) for income taxes, net	$851	$(57,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(unaudited)

1.   General

Basis of presentation

Superior Essex Inc., a Delaware holding company, and its operating subsidiaries were formed in 2003 to acquire and conduct the business formerly conducted by Superior TeleCom Inc., and its subsidiaries, pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and implemented by Superior TeleCom effective November 10, 2003 as discussed below. As a result of the reorganization and the Company’s implementation of fresh-start reporting as described below, the consolidated financial statements of the Company (the successor entity for purposes of fresh-start reporting) for periods subsequent to November 10, 2003 reflect a new basis of accounting. Accordingly, the historical consolidated financial statements of Superior TeleCom, the Company’s predecessor for financial reporting purposes, are not comparable to the consolidated financial statements of the Company for periods subsequent to the effective date of the plan of reorganization.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and insulation materials to major original equipment manufacturers, or OEMs, and, through its distribution operations, to small OEMs and the motor maintenance, repair and overhaul industry. The Company also converts copper cathode to copper rod for sale to other wire and cable manufacturers. The Company operates manufacturing and distribution facilities in the United States, the United Kingdom and Mexico.

Chapter 11 Filing and Reorganization

On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and certain contractual provisions could not be enforced against Superior TeleCom. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization voted upon by certain classes of Superior TeleCom’s creditors and approved by the Bankruptcy Court. A plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

In accordance with the plan of reorganization, on November 10, 2003 the Company acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, the Company’s senior secured revolving credit facility, the Company’s senior notes or any agreement, instrument or indenture relating thereto, on and after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in the Company, free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, the Company began operating its business without supervision or approval by the Bankruptcy Court.

Fresh-Start Reporting

Upon implementation of the plan of reorganization, fresh-start reporting was adopted in accordance with AICPA Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Under fresh-start reporting, the reorganization value was allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The Company’s reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value. All of the fresh-start reporting adjustments, including allocation of the reorganization value to the assets and liabilities based on their respective fair values, have not been finalized.

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

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended June 30,
	2004	2003
Net income, as reported	$2,042	$6,557
Add stock-based employee compensation expense included in reported net income, net of tax	350	151
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(454)	(336)
Pro forma net income	$1,938	$6,372
Net income per share:
As reported:
Basic	$0.12	$0.30
Diluted	0.12	0.30
Pro forma:
Basic	0.12	0.29
Diluted	0.12	0.29

	Superior Essex Inc.	Superior TeleCom Inc.
	Six Months Ended June 30,
	2004	2003
Net income (loss), as reported	$3,396	$(49,444)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	545	712
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(680)	(1,092)
Pro forma net income (loss)	$3,261	$(49,824)
Net income (loss) per share:
As reported:
Basic	$0.21	$(2.27)
Diluted	0.20	(2.27)
Pro forma:
Basic	0.20	(2.29)
Diluted	0.20	(2.29)

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Options to purchase 750,500 shares of common stock with a weighted average fair value per option of $6.21 were granted during the six months ended June 30, 2004 at an exercise price below the fair value of the underlying common stock at the date of grant in accordance with the terms of the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan provides that the exercise price would be the initial value of the Company’s stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization. Options to purchase 100,000 shares of common stock with a weighted average fair value per option of $3.87 were granted during the six months ended June 30, 2004 at an exercise price equal to the fair value of the underlying common stock at the date of grant. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 41%, risk-free interest rate of 2.5%, and expected life of three years. No options were granted during the six months ended June 30, 2003.

During the first quarter of 2004, the Company awarded 150,000 shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards vest after 7 years with earlier vesting after 3 years if the Company’s stock price exceeds certain specified levels for a period of 20 consecutive trading days. An additional 40,000 shares of restricted stock with a weighted average per share value at the date of award of $15.25 were granted during the first quarter of 2004 to other members of management. These shares vest 50% after three years and 50% after five years.

2.   Inventories, net

At June 30, 2004 and December 31, 2003, the components of inventories were as follows:

	Superior Essex Inc.
	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$20,821	$10,407
Work in process	24,988	18,977
Finished goods	127,626	92,944
	173,435	122,328
LIFO reserve	(10,571)	(2,541)
	$162,864	$119,787

Inventories valued using the LIFO method amounted to $74 million and $69 million at June 30, 2004 and December 31, 2003, respectively.

3.   Comprehensive income (loss)

The components of comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 were as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net income	$2,042	$6,557
Foreign currency translation adjustment	(542)	2,099
Change in unrealized gains on derivatives, net	(1,499)	978
Additional minimum pension liability	—	(291)
Other	3	11
Comprehensive income	$4	$9,354

	Superior Essex Inc.	Superior TeleCom Inc.
	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net income (loss)	$3,396	$(49,444)
Foreign currency translation adjustment	(53)	1,712
Change in unrealized gains on derivatives, net	(7)	1,183
Additional minimum pension liability	—	(291)
Other	65	11
Comprehensive income (loss)	$3,401	$(46,829)

The components of accumulated other comprehensive income at June 30, 2004 and December 31, 2003 were as follows:

	Superior Essex Inc.
	June 30, 2004	December 31, 2003
	(in thousands)
Foreign currency translation adjustment	$823	$876
Unrealized gain on derivatives, net of deferred tax of $240 and $250 at June 30, 2004 and December 31, 2003, respectively	373	380
Other	30	(35)
	$1,226	$1,221

4.   Reorganization items

Reorganization items represent amounts incurred by Superior TeleCom as a result of its Chapter 11 filings and are summarized as follows for the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands)
Professional fees	$5,838	$6,790
Adjustments to pre-petition liabilities	(2,008)	27,006
Deferred debt issue costs	(350)	3,452
Settlement of pre-petition liabilities	(5,010)	(5,010)
Adequate protection payments	(1,000)	—
Other	730	730
	$(1,800)	$32,968

Adjustments to pre-petition liabilities represent amounts to adjust the carrying value of Superior TeleCom’s Trust Convertible Preferred Securities (which were exchanged for Convertible Debentures as a result of the liquidation of the Trust on or about April 30, 2003) to the estimated amount of the allowed claim including accrued and unpaid distributions. As a result of the Bankruptcy Court ruling on May 15, 2003, adequate protection payments previously reflected as reorganization expenses were recorded as reductions in Superior TeleCom’s pre-petition indebtedness. Accordingly, the three month period ended June 30, 2003 reflects the reversal of adequate protection payments initially recorded as reorganization expenses during the quarter ended March 31, 2003.

5.   Restructuring and other charges

During the six months ended June 30, 2003, Superior TeleCom recorded restructuring and other charges of $1.2 million primarily related to ongoing closure activities at the communication cable segment’s facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba which were closed in 2002. Restructuring and other charges for the six months ended June 30, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom’s Chapter 11 filings. Restructuring and other charges for the six months ended June 30, 2004 were $1.5 million consisting primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

6.   Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications). Superior Essex Communications intends to use the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The Company paid an initial cash price of $82.2 million on June 1, 2004. The initial purchase price is subject to adjustment based on a final accounting of the inventories acquired. Additionally, the Company has accrued the full contingent payment of $10 million as of June 30, 2004 as the Company believes the payment of this amount is probable based on customers transitioned to date. The allocation of the purchase price, including the method and period of amortization for acquired intangibles, based on the relative fair values of the assets acquired, has not been finalized and is subject to adjustment pending finalization of asset appraisals. The preliminary allocation of the purchase price is summarized as follows (in thousands):

Initial purchase price	$82,165
Acquisition costs	2,100
Contingent payment	10,000
$94,265
Allocated to:
Inventory and amounts due from seller	45,545
Machinery and equipment	22,209
Intangible asset—customer base	26,511
$94,265

The Company intends to install the machinery and equipment acquired in the Belden Asset Acquisition in certain of its manufacturing plants and replace certain existing machinery and equipment. As a result, machinery and equipment with a net book value of approximately $2.2 million at June 30, 2004 is expected to be taken out of service over the next twelve months. Accordingly, the Company has revised the estimated depreciable lives of the machinery and equipment to be replaced resulting in additional depreciation charges included in cost of goods sold of $0.3 million during the three months ended June 30, 2004. Additionally, the Company incurred approximately $0.7 million of plant employee training costs for acquisition-related production capacity expansion which have been included in cost of goods sold in the accompanying statement of operations for the three months ended June 30, 2004.

7.   Debt

At June 30, 2004 and December 31, 2003, short-term borrowings and long-term debt consist of the following:

	Superior Essex Inc.
	June 30, 2004	December 31, 2003
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$48,764	$41,910
Other	984	845
	$49,748	$42,755
Long-term debt:
9% senior notes (net of discount of $6,968)	$250,132	$—
9 1/2% senior notes	—	145,000
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000
Total long-term debt	$262,132	$157,000

On March 18 and April 30, 2004, the senior secured revolving credit facility was amended to (i) increase the total facility by $55 million to $175 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio from $10 million to $15 million. Undrawn availability under the senior secured revolving credit facility (after considering outstanding letters of credit) on June 30, 2004 amounted to $110.7 million.

On April 14, 2004, the Company completed a Rule 144A private placement offering of $257.1 million of 9% unsecured senior notes due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were primarily used to redeem the existing $145 million of 9 1/2% senior notes and fund the Belden Asset Acquisition.

The 9% senior notes were issued by Superior Essex Communications and Essex Group and are fully and unconditionally guaranteed by the Company and each of the Company’s existing and future domestic subsidiaries. The Company may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year:	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

The Company may also redeem up to 40% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control of the Company, as specified in the indenture governing the 9% senior notes, holders of the 9% senior notes will have the right to require the Company to purchase all or a portion of the outstanding 9% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

The Company has entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring the Company to use its reasonable best efforts to file with the Securities and

Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for an issue of notes registered under the Securities Act of 1933, as amended, with terms substantially identical to the 9% senior notes. If the exchange offer is not completed before October 11, 2004, the annual interest rate on the 9% senior notes will be increased by 0.25% per annum on October 11, 2004 and at the end of each 90-day period thereafter up to a maximum of 1.0% per annum until the exchange offer is completed.

The indenture governing the 9% senior notes contains covenants which restrict the ability of the Company and certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of the Company’s assets.

8.   Income (loss) per share

The computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2004 and 2003 is as follows:

	Superior Essex Inc.			Superior TeleCom Inc.
	Three Months Ended June 30,
	2004			2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share	$2,042	16,516	$0.12	$6,557	21,845	$0.30
Effect of dilutive securities
Restricted stock awards	—	85		—	—
Stock options	—	21		—	—
Diluted income per common share	$2,042	16,622	$0.12	$6,557	21,845	$0.30

	Superior Essex Inc.			Superior TeleCom Inc.
	Six Months Ended June 30,
	2004			2003
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income (loss) per common share	$3,396	16,508	$0.21	$(49,444)	21,783	$(2.27)
Effect of dilutive securities
Restricted stock awards	—	82		—	—
Stock options	—	17		—	—
Diluted income (loss) per common share	$3,396	16,607	$0.20	$(49,444)	21,783	$(2.27)

The assumed conversion of Superior TeleCom’s Trust Convertible Preferred Securities has been excluded from the income (loss) per share calculation for the three and six months ended June 30, 2003 as the impact would be anti-dilutive. Stock options outstanding at June 30, 2003 with respect to 4.2 million shares of Superior TeleCom common stock have not been included in the computation of diluted income (loss) per share for the three and six months ended June 30, 2003 because to do so would be anti-dilutive. A total of 366,159 and 258,728 anti-dilutive weighted average shares with respect to outstanding stock options and restricted stock awards have been excluded from the computation of diluted income per share for the three and six months ended June 30, 2004, respectively.

9.   Employee benefits

Superior TeleCom sponsored several defined benefit pension plans which were assumed by the Company pursuant to the plan of reorganization. The components of net periodic benefit cost of the defined benefit pension plans for the three and six months ended June 30, 2004 and 2003 are presented below.

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended June 30,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$106	$800
Interest cost	1,568	1,592
Expected return on plan assets	(1,539)	(1,330)
Actuarial loss	—	215
	$135	$1,277

	Superior Essex Inc.	Superior TeleCom Inc.
	Six Months Ended June 30,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$212	$1,600
Interest cost	3,136	3,184
Expected return on plan assets	(3,078)	(2,660)
Actuarial loss	—	255
	$270	$2,379

The Company’s cash contributions to the defined benefit plans amounted to $3.1 million during the six months ended June 30, 2004. The Company expects to make additional cash contributions of $8.8 million for the remainder of 2004.

In July 2004, the Company’s board of directors approved the adoption of an unfunded supplemental executive retirement plan (the “SERP”). The SERP is designed to provide benefits to certain specified members of management commencing at retirement (between the ages of 55 and 65) based on the employee’s length of service and compensation.

10.   Derivative financial instruments

The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage commodity price and interest rate risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts, but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The costs of copper, the Company’s most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At June 30, 2004, the Company had futures purchase contracts for 13.5 million pounds of copper expiring through March 2006 and 2.5 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twenty-four months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At June 30, 2004, the Company had an unrealized gain of $1.5 million on these futures contracts. A total of $0.6 million of this unrealized gain arose subsequent to November 11, 2003 and is recorded in accumulated other comprehensive income net of deferred income taxes of $0.2 million. The Company recorded a liability of $3.0 million ($0.9 million as of June 30, 2004) representing the unrealized loss on sales commitments to customers in connection with the application of fresh-start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time.

Interest rate risk management

In order to limit its exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of June 30, 2004:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$421
Interest rate cap	30,000	30-day LIBOR	5.0%	December 2004	1
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	1

11.   Commitments and contingencies

The Company’s operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of the Company’s facilities is the result of historic activities, including certain activities attributable to Superior TeleCom’s and the Company’s operations and those occurring prior to the use of a facility by Superior TeleCom or the Company. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party, or “PRP,” or the equivalent. At the effective date of the plan of reorganization, Superior TeleCom or one of its subsidiaries was named as a PRP with respect to seven sites. Certain PRP representatives filed claims in connection with Superior TeleCom’s Chapter 11 proceedings. These claims are being negotiated, and allowed claims will receive a portion of the $3.0 million amount that the plan of reorganization allocated to holders of general unsecured claims.

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

United Technologies also provided an additional environmental indemnity, referred to as the “basket indemnity.” This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 of which United Technologies received notice during the five-year period commencing on February 29, 1988. As to such liabilities, Essex International is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex International fully for any liabilities in excess of $4.0 million. Essex International has not incurred any liabilities covered by this indemnity.

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

Since approximately 1990, Essex International has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. The Company believes that Essex International’s liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

On January 18, 2002, United Technologies brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of

United Technologies. United Technologies’ third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer’s motion for summary judgment against United Technologies and Essex International’s motion to dismiss with prejudice United Technologies’ claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International’s time to respond, those proceedings were stayed by the filing of Superior TeleCom’s bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom’s bankruptcy. The Company believes that these claims will be addressed in the bankruptcy claims resolution process or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At June 30, 2004, the Company had forward fixed price copper purchase commitments for $42.4 million.

12.   Business segments

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, magnet wire and distribution and copper rod. The communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. The magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers. The copper rod segment includes sales of copper rod produced by the Company’s continuous casting units to external customers. Copper rod produced for internal processing is recorded by the consuming segment at cost as a component of cost of goods sold.

The Company evaluates segment performance based on a number of factors, with operating income, excluding restructuring and other charges, being the most critical.

Financial information with respect to reportable segments is presented below. Corporate and other items shown below are provided to reconcile to the accompanying consolidated statements of operations.

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net sales:
Communications cable	131,026	$93,140	$221,626	$168,124
Magnet wire and distribution	153,153	120,031	299,516	244,079
Copper rod	73,172	35,609	138,060	86,115
	$357,351	$248,780	$659,202	$498,318
Operating income (loss):
Communications cable	$6,044	$6,871	$9,941	$9,112
Magnet wire and distribution	8,670	6,822	15,971	14,779
Copper rod	106	(1,662)	819	(2,745)
Corporate and other	(3,494)	(2,973)	(6,696)	(6,746)
Restructuring and other charges	(406)	(669)	(1,486)	(4,835)
	$10,920	$8,389	$18,549	$9,565

	Superior Essex Inc.
	June 30, 2004	December 31, 2003
	(in thousands)
Total assets:
Communications Cable	$294,229	$180,262
Magnet Wire and Distribution	261,968	239,468
Copper Rod	40,291	46,625
Corporate and other	28,654	20,570
	$625,142	$486,925

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and forecasts about us, our future performance, the industries in which we operate and our liquidity. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” “goal,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include the impact of the following:

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

•       Our ability to successfully realize the benefits of our acquisition of assets from Belden Inc. and to identify, finance and integrate other acquisitions;

•       Changes in short-term interest rates and foreign exchange rates;

•       A significant deterioration in our labor relations;

•       The volatility of the market price of our common stock; and

•       Other risks and uncertainties, including those included under the caption “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

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

General

Superior Essex Inc., a Delaware holding company, and its operating subsidiaries were formed in 2003 to acquire and conduct the business formerly conducted by Superior TeleCom Inc. and its subsidiaries.

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

Industry segment financial data (including sales and operating income by industry segment) for the three and six month periods ended June 30, 2004 and 2003 is included in Note 12 to the accompanying consolidated financial statements.

Chapter 11 Filing and Reorganization

On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and certain contractual provisions could not be enforced against Superior TeleCom. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization voted upon by certain classes of Superior TeleCom’s creditors and approved by the Bankruptcy Court. A plan of reorganization was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

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

Fresh-Start Reporting

Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under fresh-start reporting, the reorganization value was allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Our reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value.

As a result of the reorganization and our implementation of fresh-start reporting, our consolidated financial statements for periods subsequent to November 10, 2003 reflect a new basis of accounting. Accordingly, the historical financial statements of Superior TeleCom, our predecessor, are not comparable to our consolidated financial statements for periods subsequent to the effective date of the plan of reorganization.

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications). Superior Essex Communications intends to use the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. We paid an initial cash purchase price of $82.2 million on June 1, 2004. The initial purchase price is subject to adjustment based on a final accounting of the inventories acquired.

For the year end December 31, 2003, Belden reported revenues of $202.4 million from its North American copper OSP communications wire and cable operations. We believe the Belden Asset Acquisition represents an attractive opportunity for us to develop new customer relationships and increase our level of business with existing customers in the copper OSP communications business. We also believe we will be able to generate meaningful cost benefits from manufacturing efficiencies and greater capacity. In the short term, we expect the incremental revenues will yield lower profit contributions while we deplete purchased inventory and incur transitional expenses and charges.

Impact of Copper Price Fluctuations on Operating Results

Copper is one of the principal raw materials used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods’ copper indices. Beginning in the fourth quarter of 2003 and continuing through the first six months of 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.23 per pound for the first six months of 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. While we did not experience a material negative impact from this situation in the first quarter of 2004, our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs. Increases in copper prices can also impact our working capital. See “Liquidity and Capital Resources” below.

Results of Operations—Three Month Period Ended June 30, 2004 Compared to the Three Month Period Ended June 30, 2003

The discussion below compares the results of our operations for the three months ended June 30, 2004 to those of Superior TeleCom for the three months ended June 30, 2003.

Average copper prices for the three months ended June 30, 2004 increased 65% as compared to the three months ended June 30, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Actual		Copper-adjusted
	Three months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
	(in millions)
Net sales:
Communications cable	$131.0	$93.1	$119.8	$94.6
Magnet wire and distribution	153.1	120.1	132.1	123.6
Copper rod	73.2	35.6	49.1	38.0
	357.3	248.8	301.0	256.2
Constant cost of copper adjustment	—	—	56.3	(7.4)
Total	$357.3	$248.8	$357.3	$248.8

Consolidated sales for the three months ended June 30, 2004 were $357.3 million, an increase of 44% as compared to consolidated sales of $248.8 million for the quarter ended June 30, 2003. Sales for the 2004 quarter were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased $44.8 million, or 17%, for the quarter ended June 30, 2004 compared to the prior year period. Sales in our communications cable segment for the three months ended June 30, 2004 also included approximately $15.1 million ($13.5 million on a copper-adjusted basis) attributable to customer contracts acquired in the Belden Asset Acquisition. Excluding the impact of the Belden Asset Acquisition, consolidated sales adjusted for a constant cost of copper increased 12% reflecting volume increases in all of our business segments.

Sales for our communications cable segment for the June 30, 2004 quarter were $131.0 million, an increase of 41%, as compared to sales of $93.1 million for the quarter ended June 30, 2003. Sales adjusted for a constant cost of copper increased 27%. Excluding the impact of the Belden Asset Acquisition, sales for our communications cable segment adjusted for a constant cost of copper increased 12%. The sales increase in 2004, excluding the effects of the Belden Asset Acquisition, reflects a broad-based increase in demand for our OSP cable product lines, which we believe is due in part to higher spending levels to support deferred maintenance by the major telephone companies (the largest customer group of the communications cable segment) as well as increased demand for our copper and fiber premise products supported by growing investment in information technology, including new and upgraded computer systems and associated wiring. We also believe the increase in sales reflects an increase in our market share due in part to the effects of continuing industry consolidation.

Sales for our magnet wire and distribution segment were $153.1 million for the quarter ended June 30, 2004, an increase of 28% as compared to the prior year. On a copper-adjusted basis, sales for the quarter increased 7% from the same quarter in the prior year. The increase reflects volume increases in both our Essex Brownell distribution business and to a lesser degree our major OEM customer base. We believe the increase in copper adjusted sales in the quarter ended June 30, 2004 reflects the recovery in the general economy, as well as in our basic end markets, particularly related to industrial production and the energy sector.

Copper rod sales for the three months ended June 30, 2004 were $73.2 million compared to $35.6 million for the comparable 2003 period, an increase of $37.6 million. On a copper- adjusted basis, sales for our copper rod segment increased by $11.1 million, or 29%, for the three months ended June 30, 2004 compared to the prior year period. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices. The copper-adjusted sales increase reflects sales to a major new customer obtained in 2004 together with a significant reduction in demand in the second quarter of 2003 from a major customer.

For the quarter ended June 30, 2004, gross profit was $33.6 million, an increase of 12% as compared to the prior year quarter primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin in the 2004 quarter was 9.4% compared to 12.1% for same quarter in 2003. The comparative decline in gross profit margin primarily reflects the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 11.2% for the three months ended June 30, 2004 compared to 11.7% for the three months ended June 30, 2003. Copper-adjusted gross profit margins in our communications cable business decreased by 2.9% for the 2004 quarter compared to the prior year quarter due to integration costs incurred in connection with the Belden Asset Acquisition and a shortfall in recovering second quarter 2004 increases in copper costs through contractual price adjustments. This was principally the result of first quarter 2004 accelerated orders by some customers in anticipation of copper-based contractual price adjustments. Additionally, gross profit margins in our communications cable segment reflect lower product pricing resulting from the effects of competitive pressures on contracts renegotiated in the second half of 2003 and continuing in 2004. Copper-adjusted gross profit margin for our magnet wire and distribution business for the three months ended June 30, 2004 increased 1.3% compared to the prior year quarter. This increase reflects lower depreciation charges resulting from the application of fresh-start reporting, increased volume through our higher margin Essex Brownell distribution channel and improved capacity utilization partially offset by certain inflationary cost increases including higher natural gas prices.

Selling, general and administrative expenses (“SG&A expense”) for the three month period ended June 30, 2004 were $22.3 million, an increase of 6% as compared to SG&A expense of $21.0 million for the three months ended June 30, 2003. The increase primarily reflects the impact of increased sales volume and related sales commissions in our communications cable segment as well as corporate stock-based compensation charges.

Superior TeleCom incurred $0.7 million of restructuring and other charges in the second quarter of 2003 primarily related to ongoing closure and sale activities at its communication cable segment’s Elizabethtown, Kentucky and Winnipeg, Manitoba facilities which were closed in 2002. Restructuring and other charges for the three months ended June 30, 2004 were $0.4 million and consisted primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

We had operating income of $10.9 million for the quarter ended June 30, 2004, compared to $8.4 million for the same period in 2003. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related gross profit.

Superior TeleCom reported a net benefit from reorganization items related to its Chapter 11 filing of $1.8 million in the quarter ended June 30, 2003. This benefit reflected gains of approximately $5.0 million on the settlement of pre-petition claims, $2.0 million to adjust the accrued dividends on the Trust Convertible Preferred Securities to the amount of the allowed claim, and $1.0 million related to the reversal of previously expensed adequate protection payments. As a result of a ruling by the Bankruptcy Court in May 2003, adequate protection payments previously reflected as reorganization expenses were recorded as reductions of pre-petition indebtedness. These benefits were offset by approximately $5.8 million in reorganization related professional fees.

Interest expense for the quarter ended June 30, 2004 was $7.1 million, compared to interest expense of $2.3 million for the quarter ended June 30, 2003. Interest expense for the 2003 quarter consisted of interest on Superior TeleCom’s debtor-in-possession financing only as Superior TeleCom ceased accruing interest on all pre-petition indebtedness as of March 3, 2003. The increase in interest expense in 2004 reflects our new capital structure under the plan of reorganization as well as increased borrowings to finance increased working capital and the Belden Asset Acquisition. During the quarter ended June 30, 2004 we also recognized a loss on early extinguishment of debt of $0.4 million resulting from the write-off of deferred debt issue costs associated with our 9 1/2% senior notes which were redeemed with the proceeds of our 9% senior note offering in April 2004.

Superior TeleCom recorded $1.2 million of distributions on the preferred securities of Superior Trust I for the three months ended June 30, 2003. Superior TeleCom’s Chapter 11 filing constituted an early dissolution event under the terms of the instruments governing the Trust and as a result the Trust was liquidated on or about April 30, 2003 by distribution to holders of the Trust Convertible Preferred Securities of an aggregate principal amount of 8 1/2% Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities. All outstanding 8 1/2% Convertible Debentures were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

Superior TeleCom recorded a full valuation allowance on its net deferred tax assets for the three months ended June 30, 2003 because the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for 2003 quarter primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the three months ended June 30, 2004 was 38%. The effective tax rate exceeds the U.S. statutory tax rate due to the impact of state taxes.

Results of Operations—Six-Month Period Ended June 30, 2004 Compared to the Six-Month Period Ended June 30, 2003

The discussion below compares the results of our operations for the six months ended June 30, 2004 to those of Superior TeleCom for the six months ended June 30, 2003.

Average copper prices for the six months ended June 30, 2004 increased 64% as compared to the six months ended June 30, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Actual		Copper-adjusted
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Net sales:
Communications cable	$221.6	$168.1	$207.1	$171.6
Magnet wire and distribution	299.5	244.1	259.6	250.9
Copper rod	138.1	86.1	92.1	90.7
	659.2	498.3	558.8	513.2
Constant cost of copper adjustment	—	—	100.4	(14.9)
Total	$659.2	$498.3	$659.2	$498.3

Consolidated sales for the six months ended June 30, 2004 were $659.2 million, an increase of 32% as compared to consolidated sales of $498.3 million for the quarter ended June 30, 2003. Sales for the 2004 period were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 9% for the six months ended June 30, 2004 compared to the prior year period. Sales in our communications cable segment for the six months ended June 30, 2004 also included approximately $15.1 million ($13.5 million on a copper-adjusted basis) attributable to customer contracts acquired in the Belden Asset Acquisition. Excluding the impact of the Belden Asset Acquisition, consolidated sales adjusted for a constant cost of copper increased 6% primarily as a result of increased volumes in our communications cable and magnet wire and distribution segments.

Sales for our communications cable segment for the six months ended June 30, 2004 were $221.6 million, an increase of 32%, as compared to sales of $168.1 million for the six months ended June 30, 2003. Sales adjusted for a constant cost of copper increased 21%. Excluding the impact of the Belden Asset Acquisition, sales for our communications cable segment adjusted for a constant cost of copper increased 13%. The sales increase in 2004, excluding the effects of the Belden Asset Acquisition, reflects a broad-based increase in demand for our OSP cable product lines, which we believe is due in part to higher spending levels to support deferred maintenance by the major telephone companies (the largest customer group of the communications cable segment) as well as increased demand for our copper and fiber premise products supported by growing investment in information technology, including new and upgraded computer systems and associated wiring. We also believe the increase in sales reflects an increase in our market share due in part to the effects of continuing industry consolidation.

Sales for our magnet wire and distribution segment were $299.5 million for the six months ended June 30, 2004, an increase of 23% as compared to the prior year. On a copper-adjusted basis, sales for the six months ended June 30, 2004 increased 3% over the same period in the prior year. For the past three fiscal years (2001-2003), copper adjusted sales for our magnet wire and distribution segment have declined on a comparative year-over-year basis, principally as a result of weak economic conditions in the industrial sector, including substantial reductions during this period in durable goods consumption, factory production and commercial construction. To a lesser extent, migration to foreign markets of production of certain customer manufacturing impacted sales from 2001 through 2003. We believe the stabilization and increase in copper adjusted sales in the six months ended June 30, 2004 reflects the recovery in the general economy, as well as in our basic end markets, particularly related to industrial production and the energy sector.

Copper rod sales for the six months ended June 30, 2004 were $138.1 million compared to $86.1 million for the comparable 2003 period, an increase of $52.0 million. On a copper- adjusted basis, sales for our copper rod segment increased by only $1.4 million, or approximately 2%. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices.

For the six months ended June 30, 2004, gross profit was $63.2 million, an increase of 13% as compared to the same period in the prior year primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin for the six months ended June 30, 2004 quarter was 9.6% compared to 11.3% for same period in 2003. The comparative decline in gross profit margin primarily reflects the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 11.3% for the six months ended June 30, 2004 compared to 10.9% for the six months ended June 30, 2003. Copper-adjusted gross profit margins in our communications cable business decreased by 1.0% for the 2004 period compared to the prior year due to integration costs incurred in connection with the Belden Asset Acquisition and a shortfall in recovering second quarter 2004 increases in copper costs through contractual product price adjustments. This was principally the result of first quarter 2004 accelerated orders by some customers in anticipation of copper-based contractual price adjustments. Additionally, gross profit margins in our communications cable segment reflect lower product pricing resulting from the effects of competitive pressures on contracts renegotiated in the last half of 2003 and continuing in 2004. Copper-adjusted gross profit margin for our magnet wire and distribution business for the six months ended June 30, 2004 increased 0.7% compared to the prior year quarter. This increase reflects lower depreciation charges resulting from the application of fresh-start reporting, increased volume in our higher margin Essex Brownell distribution channel and improved capacity utilization partially offset by certain inflationary cost increases including higher natural gas prices in the second quarter of 2004.

Selling, general and administrative expenses (“SG&A expense”) for the six-month period ended June 30, 2004 were $43.2 million, an increase of 4% as compared to SG&A expense of $41.7 million for the six months ended June 30, 2003. The slight increase primarily reflects the impact of increased sales volume and related sales commissions in our communications cable segment and corporate stock-based compensation charges.

Superior TeleCom incurred $1.2 million of restructuring and other charges in the first six months of 2003 primarily related to ongoing closure and sale activities at its communication cable segment’s Elizabethtown, Kentucky and Winnipeg, Manitoba facilities which were closed in 2002. Restructuring and other charges for the six months ended June 30, 2003 also includes pre-petition professional fees of $3.6 million incurred in connection with Superior TeleCom’s Chapter 11 filings. Restructuring and other charges for the six months ended June 30, 2004 were $1.5 million and consisted primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

We had operating income of $18.5 million for the six months ended June 30, 2004, compared to $9.6 million for the same period in 2003. Operating income in the six months ended June 30, 2003 included restructuring and other charges of $4.8 million as compared to $1.5 million of such charges for the six months ended June 30, 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volume and related gross profit together with the decrease in restructuring and other charges.

Superior TeleCom recorded charges for reorganization items related to its Chapter 11 filing of $33.0 million in the six months ended June 30, 2003. These costs primarily consisted of $6.8 million of post-petition professional fees related to the reorganization, $27.0 million to adjust the carrying value of the Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of this liability, $3.5 million to write-off deferred debt issue costs associated with Superior TeleCom’s refinanced accounts receivable securitization and a benefit of $5.0 million from the settlement of pre-petition claims.

Interest expense for the six months ended June 30, 2004 was $12.0 million, compared to interest expense of $23.0 million for the six months ended June 30, 2003. Interest expense for the 2003 period consisted of interest on Superior TeleCom’s debtor-in-possession financing and interest on Superior TeleCom’s pre-petition indebtedness through March 3, 2003. At the time of the Chapter 11 bankruptcy filing, Superior TeleCom had approximately $890 million of senior debt and $222 million of senior subordinated notes outstanding. The decrease in interest expense in 2004 reflects our new capital structure under the plan of reorganization as well as borrowings to finance increased working capital and the Belden Asset Acquisition. During the quarter ended June 30, 2004 we also recognized a loss on early extinguishment of debt of $0.4 million resulting from the write-off of deferred debt issue costs associated with our 9 1/2 % senior notes which were redeemed with the proceeds of our 9% senior note offering in April 2004.

Superior TeleCom recorded $5.1 million of distributions on the preferred securities of Superior Trust I for the six months ended June 30, 2003. Superior TeleCom’s Chapter 11 filing constituted an early dissolution event under the terms of the instruments governing the Trust and as a result the Trust was liquidated on or about April 30, 2003 by distribution to holders of the Trust Convertible Preferred Securities of an aggregate principal amount of 8 1/2% Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities. All outstanding 8 1/2% Convertible Debentures were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

Superior TeleCom recorded a full valuation allowance on its net deferred tax assets for the six months ended June 30, 2003 because the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for 2003 period primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the six months ended June 30, 2004 was 43%. The effective tax rate exceeds the U.S. statutory tax rate due to the impact of state taxes and a valuation allowance established with respect to net operating losses incurred by our U.K. subsidiary.

Liquidity and Capital Resources

We reported cash used by operating activities of $18.6 million for the six months ended June 30, 2004 compared to cash provided by operating activities of $58.6 million for the six months ended June 30, 2003. Cash from operations for the 2003 period was positively impacted by Superior TeleCom’s Chapter 11 filing as payment of interest on pre-petition indebtedness was suspended and actions to collect pre-petition liabilities were stayed pending settlement under a plan of reorganization. In addition, cash from operations for the six months ended June 30, 2003 included approximately $58.1 million of tax refunds related to Superior TeleCom’s fiscal 2002. The tax refund was used to repay pre-petition indebtedness. Cash used by operating activities for the six months ended June 30, 2004 includes a net working capital increase of $20.4 million, which reflects normal seasonal build in accounts receivable and inventory, incremental accounts receivable attributable to sales under customer contracts acquired in the Belden Asset Acquisition and the impact of substantially higher copper costs. Additionally, we paid approximately $12.3 million during the 2004 period of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings. On June 1, 2004, we closed the Belden Asset Acquisition and paid an initial purchase price of $82.2 million, excluding fees and expenses. The initial purchase price was financed with the proceeds from our 9% senior note offering. This initial purchase price is subject to adjustment based on a final accounting of the inventories acquired. Based on a preliminary analysis, we believe in excess of $5 million of the initial purchase price will be refunded to us. Additionally, a contingent payment of up to $10 million is payable nine months after the closing based on business relationships successfully transitioned to us. We have accrued the full $10 million contingent payment as of June 30, 2004 as we believe payment of this amount is probable based on customers transitioned to date.

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

The senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 9 1/2%. On April 29, 2004 we redeemed the senior notes with the proceeds from a Rule 144A private placement offering, completed on April 14, 2004, of $257.1 million of 9% unsecured senior notes due April 2012, which we refer to as the “9% senior notes”. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition.

The 9% senior notes issued by Superior Essex Communications and Essex Group are fully and unconditionally guaranteed by the Company and each of our existing and future domestic subsidiaries. We may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year:	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

We may also redeem up to 40% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control of the Company, as specified in the indenture governing the 9% senior notes, holders of the 9% senior notes will have the right to require the Company to purchase all or a portion of the outstanding 9% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

We have entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring us to use our reasonable best efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for an issue of SEC-registered notes with terms substantially identical to the 9% senior notes.

We filed an initial registration statement with respect to this exchange offer with the SEC on August 2, 2004. If the exchange offer is not completed before October 11, 2004, the annual interest rate on the 9% senior notes will be increased by 0.25% per annum on October 11, 2004 and at the end of each 90-day period thereafter up to a maximum of 1.0% per annum until the exchange offer is completed.

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

On the effective date of the plan of reorganization, we entered into a new $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. The senior secured revolving credit facility was subsequently amended to (i) increase the total facility amount by $55 million to $175 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio as discussed below from $10 million to $15 million. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin in effect for the third quarter of 2004 is 1.75% for LIBOR loans and 0.25% for base rate. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current specified reserves consist of (a) rent reserves related to property on which collateral is located, (b) amounts in respect of liabilities or obligations secured by liens on the collateral senior to liens held by the administrative agent and (c) certain outstanding personal property taxes. Under the revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $48.9 million was drawn under this facility as of June 30, 2004. Undrawn availability (after considering outstanding letters of credit) on such date amounted to $110.7 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

Our principal cash requirements include interest payments on our senior secured revolving credit facility and 9% senior notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $10 to $15 million annually, funding the Belden Asset Acquisition contingent payment and funding obligations related to our defined benefit pension plans. We are also in advanced discussions with a leading Chinese magnet wire producer to form a strategic partnership to enter the Chinese magnet wire market. If successful, we expect this partnership will require an initial capital investment of approximately $12 million. In addition, the price of copper, our principal raw material, has increased approximately 16% as of June 30, 2004 compared to December 31, 2003. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements. We have experienced an increase in net working capital (excluding short-term borrowings) at June 30, 2004 of approximately $20.4 million compared to December 31, 2003 reflecting the increase in copper prices, incremental accounts receivable attributable to sales under customer contracts acquired in the Belden Asset Acquisition and normal seasonal increases. We believe that cash provided by operations together with borrowing availability under our senior secured revolving credit facility ($110.7 million at June 30, 2004) will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

Commodity price risk management

The costs of copper, our most significant raw material, and aluminum, have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At June 30, 2004, we had futures purchase contracts for 13.5 million pounds of copper expiring through March 2006 and 2.5 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twenty-four months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At June 30, 2004, we had an unrealized gain of $1.5 million on these futures contracts. A total of $0.6 million of this unrealized gain arose subsequent to November 11, 2003 and is recorded in accumulated other comprehensive income net of deferred income taxes of $0.2 million. We recorded a liability of $3.0 million ($0.9 million as of June 30, 2004) representing the unrealized loss on sales commitments to customers in connection with the application of fresh-start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time.

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of June 30, 2004:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$421
Interest rate cap	30,000	30-day LIBOR	5.0%	December 2004	1
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	1

As previously discussed, on April 14, 2004 we completed a private placement of $257.1 million of 9% unsecured senior notes due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an initial discount of $7.1 million.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1*

Fifth Amendment to Credit Agreement, dated June 16, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, and General Electric Capital Corporation, as syndication agent for the lenders

31.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

(b)          Reports on Form 8-K

(1)         On May 5, 2004, the Company furnished a Current Report on Form 8-K under Item 12 to announce issuance of a press release with respect to its results of operations for the quarter ended March 31, 2004.

(2)         On June 16, 2004, the Company filed a Current Report on Form 8-K under Item 2 to announce that on June 1, 2004, Superior Essex Communications LLC, a wholly owned subsidiary of the Company, acquired certain assets from operating subsidiaries of Belden Inc. related to their North American copper OSP communications wire and cable business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.
Date: August 12, 2004	By:	/s/ David S. Aldridge
David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)