Form 10-Q
period 2004-09-30
SUPERIOR ESSEX INC
filed 2004-11-15
CIK 1271193

DRAFT 10/21/04

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-50514

SUPERIOR ESSEX INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0282396
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 Interstate North Parkway Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip code)

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

As of November 5, 2004, the registrant had 17,020,307 shares of common stock, $0.01 par value, outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended April 29, 2004.

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

•       “Essex International” refers to Essex International Inc., Superior Essex Holding’s wholly owned subsidiary.

•       “Essex Group” refers to Essex Group, Inc., Essex International’s wholly owned subsidiary.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	Superior Essex Inc.
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,076	$10,606
Accounts receivable (less allowance for doubtful accounts of $2,061 and $2,140 at September 30, 2004 and December 31, 2003, respectively)	178,750	100,893
Inventories, net	168,028	119,787
Other current assets	17,756	23,316
Total current assets	368,610	254,602
Property, plant and equipment, net	239,927	223,318
Intangible and other long-term assets, net	44,035	9,005
Total assets	$652,572	$486,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$58,505	$42,755
Accounts payable	68,182	35,866
Accrued expenses	63,009	58,199
Total current liabilities	189,696	136,820
Long-term debt	262,285	157,000
Other long-term liabilities, primarily pension obligations	27,824	29,213
Total liabilities	479,805	323,033
Stockholders’ equity:
Common stock, $.01 par value; 33,000,000 shares authorized; 17,033,677 and 16,500,000 issued at September 30, 2004 and December 31, 2003, respectively	170	165
Capital in excess of par value	170,918	168,135
Accumulated other comprehensive income	2,299	1,221
Retained earnings (accumulated deficit)	4,496	(2,443)
	177,883	167,078
Equity-based unearned compensation	(4,925)	(3,186)
Treasury stock, at cost (13,385 shares at September 30, 2004)	(191)	—
Total stockholders’ equity	172,767	163,892
Total liabilities and stockholders’ equity	$652,572	$486,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended September 30,
	2004	2003
Net sales	$382,206	$247,660
Cost of goods sold	345,145	219,650
Gross profit	37,061	28,010
Selling, general and administrative expenses	24,038	20,706
Restructuring and other charges	47	2,136
Operating income	12,976	5,168
Interest expense (contractual interest of $40,806 for the three months ended September 30, 2003)	(7,289)	(2,151)
Other income (expense), net	400	(269)
Income before reorganization items and income taxes	6,087	2,748
Reorganization items	—	(7,338)
Income tax benefit (expense)	(2,544)	183
Net income (loss)	$3,543	$(4,407)
Net income (loss) per share of common stock:
Basic	$0.21	$(0.20)
Diluted	$0.21	$(0.20)
Weighted average shares outstanding:
Basic	16,532	21,845
Diluted	16,645	21,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Superior Essex Inc.	Superior TeleCom Inc.
	Nine Months Ended September 30,
	2004	2003
Net sales	$1,041,408	$745,978
Cost of goods sold	941,130	661,867
Gross profit	100,278	84,111
Selling, general and administrative expenses	67,220	62,407
Restructuring and other charges	1,533	6,971
Operating income	31,525	14,733
Interest expense (contractual interest of $108,598 for the nine months ended September 30, 2003)	(19,269)	(25,172)
Loss on early extinguishment of debt	(407)	—
Other income (expense), net	214	(299)
Income (loss) before reorganization items, income taxes and distributions on preferred securities of Superior Trust I	12,063	(10,738)
Reorganization items	—	(40,306)
Income tax (expense) benefit	(5,124)	2,243
Income (loss) before distributions on preferred securities of Superior Trust I	6,939	(48,801)
Distributions on preferred securities of Superior Trust I	—	(5,050)
Net income (loss)	$6,939	$(53,851)
Net income (loss) per share of common stock:
Basic	$0.42	$(2.47)
Diluted	$0.42	$(2.47)
Weighted average shares outstanding:
Basic	16,516	21,804
Diluted	16,620	21,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Superior Essex Inc.	Superior TeleCom Inc.
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,939	$(53,851)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	15,662	21,959
Deferred distributions on Trust Convertible Preferred Securities	—	5,050
Amortization of deferred financing costs and discount	1,345	6,191
Write-down of idled and abandoned property, plant and equipment	—	3,083
Reorganization items	—	41,769
Change in operating assets and liabilities:
Accounts receivable, net	(77,765)	(17,722)
Inventories, net	(2,536)	(10,760)
Other current and non-current assets	4,848	46,412
Accounts payable, accrued expenses and other liabilities	39,469	44,469
Other, net	1,818	1,110
Cash flows provided by (used for) operating activities before reorganization items	(10,220)	87,710
Reorganization items paid, net	(12,319)	(9,893)
Cash flows provided by (used for) operating activities	(22,539)	77,817
Cash flows from investing activities:
Capital expenditures	(9,459)	(1,987)
Belden and Nexans asset acquisition, including related fees and expenses (note 6)	(90,698)	—
Proceeds from asset sales	126	5,698
Other	—	143
Cash flows provided by (used for) investing activities	(100,031)	3,854
Cash flows from financing activities:
Short-term borrowings (repayments), net	15,738	(23,489)
Repayment of pre-petition revolving credit facilities, net	—	(28,330)
Debt issuance costs	(4,583)	(3,900)
Long-term borrowings	250,004	—
Repayments of long-term borrowings	(145,000)	(19,402)
Cash flows provided by (used for) financing activities	116,159	(75,121)
Effect of exchange rate changes on cash	(119)	(536)
Net increase (decrease) in cash and cash equivalents	(6,530)	6,014
Cash and cash equivalents at beginning of period	10,606	7,101
Cash and cash equivalents at end of period	$4,076	$13,115
Supplemental disclosures:
Cash paid for interest	$9,376	$14,098
Cash paid (received) for income taxes, net	$1,074	$(58,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended September 30,
	2004	2003
Net income (loss), as reported	$3,543	$(4,407)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	469	138
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(584)	(315)
Pro forma net income (loss)	$3,428	$(4,584)
Net income (loss) per share:
As reported:
Basic	$0.21	$(0.20)
Diluted	0.21	(0.20)
Pro forma:
Basic	0.21	(0.21)
Diluted	0.21	(0.21)

	Superior Essex Inc.	Superior TeleCom Inc.
	Nine Months Ended September 30,
	2004	2003
Net income (loss), as reported	$6,939	$(53,851)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	1,015	850
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,264)	(1,407)
Pro forma net income (loss)	$6,690	$(54,408)
Net income (loss) per share:
As reported:
Basic	$0.42	$(2.47)
Diluted	0.42	(2.50)
Pro forma:
Basic	0.41	(2.47)
Diluted	0.40	(2.50)

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Options to purchase 750,500 shares of common stock with a weighted average fair value per option of $6.21 were granted during the nine months ended September 30, 2004 at an exercise price below the fair value of the underlying common stock at the date of grant in accordance with the terms of the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan provides that the exercise price would be the initial value of the Company’s stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization. Options to purchase 115,000 shares of common stock with a weighted average fair value per option of $3.82 were granted during the nine months ended September 30, 2004 at an exercise price equal to the fair value of the underlying common stock at the date of grant. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 41%, risk-free interest rate of 2.5%, and expected life of three years. No options were granted during the nine months ended September 30, 2003.

During the first quarter of 2004, the Company awarded 150,000 shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards vest after 7 years with earlier vesting after 3 years if the Company’s stock price exceeds certain specified levels for a period of 20 consecutive trading days. An additional 40,000 shares of restricted stock with a weighted average per share value at the date of award of $15.25 were granted during the first quarter of 2004 to other members of management. These shares vest 50% after three years and 50% after five years. A total of 13,677 shares of restricted stock with a weighted average per share value of $13.75 were awarded to certain employees on August 9, 2004.  These shares were fully vested as of  September 30, 2004.

2.  Inventories, net

At September 30, 2004 and December 31, 2003, the components of inventories were as follows:

	Superior Essex Inc.
	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$21,803	$10,407
Work in process	25,825	18,977
Finished goods	135,766	92,944
	183,394	122,328
LIFO reserve	(15,366)	(2,541)
	$168,028	$119,787

Inventories valued using the LIFO method amounted to $88 million and $69 million at September 30, 2004 and December 31, 2003, respectively.

3.   Comprehensive income (loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended September 30,
	2004	2003
	(in thousands)
Net income (loss)	$3,543	$(4,407)
Foreign currency translation adjustment	169	(2,242)
Change in unrealized gains on derivatives, net of income tax of $575 for the three months ended September 30, 2004	899	1,067
Additional minimum pension liability	—	2,003
Other	5	(35)
Comprehensive income (loss)	$4,616	$(3,614)

	Superior Essex Inc.	Superior TeleCom Inc.
	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net income (loss)	$6,939	$(53,851)
Foreign currency translation adjustment	116	(530)
Change in unrealized gains on derivatives, net of income tax of $565 for the nine months ended September 30, 2004	892	2,250
Additional minimum pension liability	—	1,712
Other	70	(24)
Comprehensive income (loss)	$8,017	$(50,443)

The components of accumulated other comprehensive income at September 30, 2004 and December 31, 2003 were as follows:

	Superior Essex Inc.
	September 30, 2004	December 31, 2003
	(in thousands)
Foreign currency translation adjustment	$992	$876
Unrealized gain on derivatives, net of deferred tax of $815 and $250 at September 30, 2004 and December 31, 2003, respectively	1,272	380
Other	35	(35)
	$2,299	$1,221

4.   Reorganization items

Reorganization items represent amounts incurred by Superior TeleCom as a result of its Chapter 11 filings and are summarized as follows for the three and nine months ended September 30, 2003:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(in thousands)
Professional fees	$4,410	$11,200
Adjustments to pre-petition liabilities	—	27,006
Deferred debt issue costs	—	3,452
Settlement of pre-petition liabilities	(177)	(5,187)
Employee retention and severance	3,105	3,835
	$7,338	$40,306

Adjustments to pre-petition liabilities represent amounts to adjust the carrying value of Superior TeleCom’s Trust Convertible Preferred Securities (which were exchanged for Convertible Debentures as a result of the liquidation of the Trust on or about April 30, 2003) to the estimated amount of the allowed claim including accrued and unpaid distributions.

5.   Restructuring and other charges

During the nine months ended September 30, 2003, Superior TeleCom recorded restructuring and other charges of $1.8 million primarily related to ongoing closure activities and subsequent sale of the communication cable segment’s facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba which were closed in 2002. Restructuring and other charges for the nine months ended September 30, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom’s Chapter 11 filings, $2.3 million of asset impairments from the closure of one of Superior TeleCom’s continuous casting facilities and $0.8 million of asset impairments resulting from the write-off of abandoned equipment offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom’s Canadian subsidiary. Restructuring and other charges for the nine months ended September 30, 2004 were $1.5 million consisting primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

6.   Asset acquisitions

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications). Superior Essex Communications intends to use the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The Company paid an initial cash price of $82.2 million on June 1, 2004. Based on preliminary inventory adjustments, $5.2 million of the initial purchase price was refunded to the Company in August 2004. The final purchase price is subject to further adjustment based on a final accounting of the inventories acquired. Additionally, the Company has accrued the full contingent payment of $10 million as of September 30, 2004 as the Company believes the payment of this amount is probable based on customers transitioned to date. The allocation of the purchase price has not been finalized and is subject to adjustment pending a final accounting for the inventories acquired. The preliminary allocation of the purchase price is summarized as follows (in thousands):

Initial purchase price, as adjusted	$76,977
Acquisition costs	2,100
Contingent payment	10,000
$89,077
Allocated to:
Inventory and amounts due from seller	38,462
Machinery and equipment	22,209
Intangible asset-customer base	28,406
$89,077

The customer base intangible asset is being amortized on a straight-line basis over 17 ½ years. The Company intends to install the machinery and equipment acquired in the Belden Asset Acquisition in certain of its manufacturing plants to replace certain existing machinery and equipment. As a result, machinery and equipment with a net book value of approximately $2.2 million at June 1, 2004 is expected to be taken out of service through the second quarter of 2005. Accordingly, the Company has revised the estimated depreciable lives of the machinery and equipment to be replaced resulting in additional depreciation charges included in cost of goods sold of $0.9 million and $1.2 million, respectively, during the three and nine months ended September 30, 2004. Additionally, the Company incurred approximately $1.0 million and $1.6 million, respectively, of plant employee training costs for acquisition-related production capacity expansion which have been included in cost of goods sold in the accompanying statement of operations for the three and nine months ended September 30, 2004.

Nexans Asset Acquisition

On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans S.A. Company.  Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans’ U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements.  The Company intends to use the assets acquired in its magnet wire and distribution business.  The total purchase price for the acquisition was $11.6 million and is subject to adjustment based on a final accounting of the inventories acquired. The allocation of the purchase price, including the method and period of amortization for acquired intangibles, based on the relative fair values of the assets acquired, has not been finalized and is subject to adjustment. The preliminary allocation of the purchase price is summarized as follows (in thousands):

Initial purchase price	$11,568
Acquisition costs	763
$12,331
Allocated to:
Inventory	10,504
Intangible asset	1,827
$12,331

7.   Debt

At September 30, 2004 and December 31, 2003, short-term borrowings and long-term debt consisted of the following:

	Superior Essex Inc.
	September 30, 2004	December 31, 2003
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$57,536	$41,910
Other	969	845
	$58,505	$42,755
Long-term debt:
9% senior notes (net of discount of $6,815)	$250,285	$—
9 1/2 % senior notes	—	145,000
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000
Total long-term debt	$262,285	$157,000

In 2004 the senior secured revolving credit facility was amended to (i) increase the total facility by $55 million to $175 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio from $10 million to $15 million. Undrawn availability under the senior secured revolving credit facility (after considering outstanding letters of credit) on September 30, 2004 amounted to $112.8 million.

On April 14, 2004, the Company completed a Rule 144A private placement offering of $257.1 million of 9% unsecured senior notes due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were primarily used to redeem the existing $145 million of 91/2% senior notes and fund the Belden Asset Acquisition.

The 9% senior notes were issued by Superior Essex Communications and Essex Group and are fully and unconditionally guaranteed by the Company and each of the Company’s existing and future domestic restricted subsidiaries. The Company may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

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

The Company entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring the Company to use its reasonable best efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for an issue of notes registered under the Securities Act of 1933, as amended, with terms substantially identical to the 9% senior notes. On October 5, 2004, the exchange offer was completed and the entire $257.1 million principal amount of the 9% senior notes was exchanged for an equal amount of registered notes with substantially identical terms.

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

8.   Income (loss) per share

The computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Superior Essex Inc.			Superior TeleCom Inc.
	Three Months Ended September 30,
	2004			2003
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income (loss) per common share	$3,543	16,532	$0.21	$(4,407)	21,845	$(0.20)
Effect of dilutive securities:
Restricted stock awards	—	78		—	—
Stock options	—	35		—	—
Diluted income per common share	$3,543	16,645	$0.21	$(4,407)	21,845	$(0.20)

	Superior Essex Inc.			Superior TeleCom Inc.
	Nine Months Ended September 30,
	2004			2003
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income (loss) per common share	$6,939	16,516	$0.42	$(53,851)	21,804	$(2.47)
Effect of dilutive securities:
Restricted stock awards	—	81		—	—
Stock options	—	23		—	—
Diluted income (loss) per common share	$6,939	16,620	$0.42	$(53,851)	21,804	$(2.47)

The assumed conversion of Superior TeleCom’s Trust Convertible Preferred Securities has been excluded from the loss per share calculation for the three and nine months ended September 30, 2003 as the impact would be anti-dilutive. Stock options outstanding at September 30, 2003 with respect to 4.2 million shares of Superior TeleCom common stock have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2003 because to do so would be anti-dilutive. A total of 386,098 and 301,184 anti-dilutive weighted average shares with respect to outstanding stock options and restricted stock awards have been excluded from the computation of diluted income per share for the three and nine months ended September 30, 2004, respectively.

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

The components of net periodic benefit cost of the defined benefit pension plans for the three and nine months ended September 30, 2004 and 2003 are presented below.

	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended September 30,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$310	$800
Interest cost	1,577	1,592
Expected return on plan assets	(1,527)	(1,330)
Actuarial loss	—	(202)
	$360	$860

	Superior Essex Inc.	Superior TeleCom Inc.
	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$522	$2,400
Interest cost	4,713	4,776
Expected return on plan assets	(4,605)	(3,990)
Actuarial loss	—	53
	$630	$3,239

The Company’s cash contributions to the defined benefit plans amounted to $11.2 million during the nine months ended September 30, 2004. The Company expects to make additional cash contributions of $0.7 million for the remainder of 2004.

10.   Derivative financial instruments

The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage commodity price, foreign currency exchange and interest rate risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts, but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The cost of copper, the Company’s most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At September 30, 2004, the Company had futures purchase contracts for 13.2 million pounds of copper expiring through March 2006 and 1.3 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twenty-four months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At September 30, 2004, the Company had an unrealized gain of $2.1 million on these futures contracts which is recorded in accumulated other comprehensive income net of deferred income taxes of $0.8 million.

Foreign currency exchange risk management

The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies.  The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings.  At September 30, 2004, the Company had outstanding forward contracts with a notional amount of $6.3 million expiring in October 2004. The fair value of the forward exchange contracts was insignificant at September 30, 2004.

Interest rate risk management

In order to limit its exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of September 30, 2004:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$278
Interest rate cap	30,000	30-day LIBOR	5.0%	December 2004	—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—

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

Except for the air quality matters involving two Indiana facilities, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on the Company. The Company believes that any of the environmental proceedings in which it is involved have been or will be addressed in Superior TeleCom’s bankruptcy claims resolution process or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

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

On January 18, 2002, United Technologies brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies’ third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer’s motion for summary judgment against United Technologies and Essex International’s motion to dismiss with prejudice United Technologies’ claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International’s time to respond, those proceedings were stayed by the filing of Superior TeleCom’s bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom’s bankruptcy. The Company believes that these claims will be addressed in Superior TeleCom’s bankruptcy claims resolution process or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

The Company’s collective bargaining agreement covering approximately 225 workers at its Vincennes, Indiana magnet wire facility expired on October 1, 2004. The Company has signed an extension which provides that the collective bargaining agreement will remain in effect unless either party gives ten days prior notice of its intent to terminate the agreement. The Company and union representatives have been negotiating to reach a new collective bargaining agreement.  The initial proposal was not accepted by the union membership. The parties are continuing to negotiate to reach a mutually acceptable agreement.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At September 30, 2004, the Company had forward fixed price copper purchase commitments for $45.1 million.

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

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Three Months Ended September 30		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Net sales:
Communications cable	$157,793	$90,785	$379,419	$258,909
Magnet wire and distribution	153,507	116,806	453,023	360,885
Copper rod	70,906	40,069	208,966	126,184
	$382,206	$247,660	$1,041,408	$745,978
Operating income (loss):
Communications cable	$9,688	$5,483	$19,629	$14,595
Magnet wire and distribution	7,223	5,555	23,194	20,334
Copper rod	34	(897)	853	(3,642)
Corporate and other	(3,922)	(2,837)	(10,618)	(9,583)
Restructuring and other charges	(47)	(2,136)	(1,533)	(6,971)
	$12,976	$5,168	$31,525	$14,733

	Superior Essex Inc.
	September 30, 2004	December 31, 2003
	(in thousands)
Total assets:
Communications Cable	$302,509	$180,262
Magnet Wire and Distribution	280,617	239,468
Copper Rod	48,300	46,625
Corporate and other	21,146	20,570
	$652,572	$486,925

13.          Supplemental guarantor information

The 9% senior unsecured notes were issued by Superior Essex Communications and Essex Group as joint and several obligors. The notes are fully and unconditionally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries (as defined in the indenture governing the notes).  All of the Company’s current domestic subsidiaries, other than IP Licensing LLP, are restricted subsidiaries.  The following consolidating information presents information about the Company (the “Parent”), the issuers, guarantor subsidiaries and non-guarantor subsidiaries. As a result of the plan of reorganization and the Company’s implementation of fresh-start reporting, the consolidating financial information for periods subsequent to November 10, 2003 reflects a new organizational structure and basis of accounting and is not comparable to the historical consolidating financial information of Superior TeleCom for periods prior to the effective date of the plan of reorganization.  For purposes of this presentation for the three and nine months ended September 30, 2003 the parent is Superior TeleCom, Inc., the issuers are Superior Telecommunications Inc. and Essex Group Inc., the guarantor subsidiaries are all direct and indirect domestic subsidiaries of Superior TeleCom, and the non-guarantor subsidiaries are all direct and indirect non-domestic subsidiaries of Superior TeleCom together with Superior Trust I.  Investments in subsidiaries are presented on the equity method.  Intercompany transactions are eliminated in consolidation.

Superior Essex Inc.

September 30, 2004

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$(61)	$3,543	$109	$485	—	$4,076
Accounts receivable, net	—	169,315	1,889	7,546	—	178,750
Inventories, net	—	154,630	10,798	2,600	—	168,028
Other current assets	1,366	13,829	73	2,488	—	17,756
Total current assets	1,305	341,317	12,869	13,119	—	368,610
Property, plant and equipment, net	170	208,848	16,638	14,271	—	239,927
Intangible and other long-term assets, net	3,478	40,556	1	—	—	44,035
Investment in subsidiaries	184,478	36,337	321,979	—	(542,794)	—
Intercompany accounts	1,776	15,174	—	—	(16,950)	—
Total assets	191,207	$642,232	$351,487	$27,390	$(559,744)	$652,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	—	57,536	—	969	—	58,505
Accounts payable	3,000	62,605	781	1,796	—	68,182
Accrued expenses	14,637	48,057	233	82	—	63,009
Total current liabilities	17,637	168,198	1,014	2,847	—	189,696
Long term-debt, less current portion	—	257,285	5,000	—	—	262,285
Other long-term liabilities	803	26,992	—	29	—	27,824
Intercompany accounts	—	—	2,452	14,498	(16,950)	—
Total liabilities	18,440	452,475	8,466	17,374	(16,950)	479,805
Stockholders’ equity	172,767	189,757	343,021	10,016	(542,794)	172,767
Total liabilities and stockholders’ equity	$191,207	$642,232	$351,487	$27,390	$(559,744)	$652,572

Superior Essex Inc.

December 31, 2003

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$6,544	300	$3,762		$10,606
Accounts receivable, net	—	92,717	1,632	6,544		100,893
Inventories, net	—	111,228	5,427	3,132		119,787
Other current assets	4,345	16,337	237	2,397		23,316

Total current assets	4,345	226,826	7,596	15,835		254,602
Property, plant and equipment, net	502	187,319	16,714	18,783		223,318
Other assets	3,457	5,547	1	—		9,005
Investment in subsidiaries	176,134	40,760	308,382	—	(525,276)	—
Intercompany accounts	2,068	10,619	888	—	(13,575)	—
Total assets	$186,506	$471,071	$333,581	$34,618	$(538,851)	$486,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowins	—	41,910	—	845		42,755
Accounts payable	4,298	28,975	610	1,983		35,866
Accrued expenses	18,100	40,254	585	(740)		58,199

Total current liabilities	22,398	111,139	1,195	2,088		136,820

Long term-debt, less current portion	—	152,000	5,000	—		157,000
Other long-term liabilities	216	27,066	—	1,931		29,213
Intercompany accounts	—	—	—	13,575	(13,575)	—
Total liabilities	22,614	290,205	6,195	17,594	(13,575)	323,033
Stockholders’ equity	163,892	180,866	327,386	17,024	(525,276)	163,892
Total liabilities and stockholders’ equity	$186,506	$471,071	$333,581	$34,618	$(538,851)	$486,925

Superior Essex Inc.

Three Months Ended September 30, 2004

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$4,289	$372,888	$22,658	$12,873	$(30,502)	$382,206
Cost of goods sold	—	336,170	22,341	12,847	(26,213)	345,145
Gross profit	4,289	36,718	317	26	(4,289)	37,061
Selling, general and administrative expenses	3,911	23,842	72	502	(4,289)	24,038
Restructuring and other charges	—	47	—	—	—	47
Operating income (loss)	378	12,829	245	(476)	—	12,976
Interest expense	(394)	(6,771)	(118)	(6)	—	(7,289)
Other income (expense), net	16	313	20	51	—	400
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	6,371	147	(431)	—	6,087
Income tax expense	—	(2,471)	(57)	(16)	—	(2,544)
Equity in earnings (loss) of subsidiaries	3,543	(277)	6,379	—	(9,645)	—
Net income (loss)	$3,543	$3,623	$6,469	$(447)	$(9,645)	$3,543

Superior Essex Inc.

Nine Months Ended September 30, 2004

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$12,877	$1,013,003	$66,552	$40,302	$(91,326)	$1,041,408
Cost of goods sold	—	914,460	65,581	39,538	(78,449)	941,130
Gross profit	12,877	98,543	971	764	(12,877)	100,278
Selling, general and administrative expenses	10,586	67,771	254	1,486	(12,877)	67,220
Restructuring and other charges	1,057	476	—	—	—	1,533
Operating income (loss)	1,234	30,296	717	(722)	—	31,525
Interest expense	(847)	(18,038)	(357)	(27)	—	(19,269)
Other income (expense), net	(387)	247	15	(68)	—	(193)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	12,505	375	(817)	—	12,063
Income tax expense	—	(4,932)	(145)	(47)	—	(5,124)
Equity in earnings (loss) of subsidiaries	6,939	(393)	16,997	—	(23,543)	—
Net income (loss)	$6,939	$7,180	$17,227	$(864)	$(23,543)	$6,939

Superior TeleCom Inc.

Three Months Ended September 30, 2003

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$240,592	$23,280	$10,601	$(26,813)	$247,660
Cost of goods sold	—	213,549	22,170	10,744	(26,813)	219,650
Gross profit	—	27,043	1,110	(143)	—	28,010
Selling, general and administrative expenses	574	15,588	4,129	415	—	20,706
Restructuring and other charges	—	2,745	—	(609)	—	2,136
Operating income (loss)	(574)	8,710	(3,019)	51	—	5,168
Interest income (expense)	4,630	(6,777)	—	(4)	—	(2,151)
Other income (expense), net	—	(3,468)	3,198	1	—	(269)
Income (loss) before reorganization items, income taxes, distributions on preferred securities of Superior Trust I and equity in loss of subsidiaries	4,056	(1,535)	179	48	—	2,748
Reorganization items	—	(7,338)	—	—	—	(7,338)
Benefit (provision) for income taxes	—	209	(21)	(5)	—	183
Income (loss) before distributions on preferred securities of Superior Trust I and equity in loss of subsidiaries	4,056	(8,664)	158	43	—	(4,407)
Equity in loss of subsidiaries	(8,463)	(2,967)	(761)	—	12,191	—
Net income (loss)	$(4,407)	$(11,631)	$(603)	$43	$12,191	$(4,407)

Superior TeleCom Inc.

Nine Months Ended September 30, 2003

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$706,837	$68,625	$33,531	$(63,015)	$745,978
Cost of goods sold	—	625,580	65,519	33,783	(63,015)	661,867
Gross profit	—	81,257	3,106	(252)	—	84,111
Selling, general and administrative expenses	2,080	53,471	5,561	1,295	—	62,407
Restructuring and other charges	—	7,434	—	(463)	—	6,971
Operating income (loss)	(2,080)	20,352	(2,455)	(1,084)	—	14,733
Interest income (expense)	11,137	(38,947)	(1)	2,639	—	(25,172)
Other income (expense), net	—	(2,840)	2,590	(49)	—	(299)
Income (loss) before reorganization items, income taxes, distributions on preferred securities of Superior Trust I and equity in loss of subsidiaries	9,057	(21,435)	134	1,506	—	(10,738)
Reorganization items	(27,005)	(13,659)	358	—	—	(40,306)
Benefit (provision) for income taxes	74	2,294	(40)	(85)	—	2,243
Income (loss) before distributions on preferred securities of Superior Trust I and equity in earnings (loss) of subsidiaries	(17,874)	(32,800)	452	1,421	—	(48,801)
Distributions on preferred securities of Superior Trust I	—	—	—	(5,050)	—	(5,050)
Equity in earnings (loss) of subsidiaries	(35,977)	(783)	2,921	—	33,839	—
Net income (loss)	$(53,851)	$(33,583)	$3,373	$(3,629)	$33,839	$(53,851)

Superior Essex Inc.

Nine Months Ended September 30, 2004

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash flows used for operating activities	$(216)	$(16,967)	$(3,635)	$(1,721)	—	$(22,539)
Cash flows from investing activities:
Capital expenditures	(140)	(8,809)	(495)	(15)	—	(9,459)
Belden and Nexans asset acquisitions	—	(90,698)	—	—	—	(90,698)
Proceeds from asset sales	3	123	—	—	—	126
Other	—	2,341	—	—	(2,341)	—
Cash flows used for investing activities	(137)	(97,043)	(495)	(15)	(2,341)	(100,031)
Cash flows from financing activities:
Short-term borrowings, net	—	15,626	—	112	—	15,738
Debt issuance costs	—	(4,583)	—	—	—	(4,583)
Long-term borrowings	—	250,004	—	—	—	250,004
Repayments of long-term borrowings	—	(145,000)	—	—	—	(145,000)
Intercompany accounts	292	(5,154)	3,939	923	—	—
Other	—	—	—	(2,341)	2,341	—
Cash flows provided by (used for) financing activities	292	110,893	3,939	(1,306)	2,341	116,159
Effect of exchange rate changes on cash	—	116	—	(235)	—	(119)
Net decrease in cash and cash equivalents	(61)	(3,001)	(191)	(3,277)	—	(6,530)
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606
Cash and cash equivalents at end of period	$(61)	$3,543	$109	$485	—	$4,076

Superior TeleCom Inc.

Nine Months Ended September 30, 2003

(in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(848)	$78,694	$(6)	$(23)	—	$77,817
Cash flows from investing activities:
Capital expenditures	—	(2,049)	66	(4)	—	(1,987)
Proceeds from asset sales	—	3,750	7	1,941	—	5,698
Other	—	135	—	—	8	143
Cash flows provided by investing activities	—	1,836	73	1,937	8	3,854
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	(23,641)	—	152	—	(23,489)
Repayments of revolving credit facilities, net	—	(28,330)	—	—	—	(28,330)
Debt issuance costs	—	(3,900)	—	—	—	(3,900)
Repayments of long-term borrowings	—	(19,394)	(8)	—	—	(19,402)
Intercompany accounts	848	(14)	(8)	(826)	—	—
Other	—	—	—	8	(8)	—
Cash flows provided by (used for) financing activities	848	(75,279)	(16)	(666)	(8)	(75,121)
Effect of exchange rate changes on cash	—	199	—	(735)	—	(536)
Net increase in cash and cash equivalents	—	5,450	51	513	—	6,014
Cash and cash equivalents at beginning of period	—	4,957	203	1,941	—	7,101
Cash and cash equivalents at end of period	$—	$10,407	$254	$2,454	—	$13,115

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

•                  Increases or decreases in sales due to contract losses or gains as expirations, renewals and rebidding efforts occur;

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

•                  Our ability to successfully realize the benefits of our acquisition of assets from Belden Inc. and Nexans Magnet Wire USA Inc. and to identify, finance and integrate other acquisitions;

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

We manufacture a portfolio of wire and cable products grouped into the following primary industry segments: (i) our communications cable segment; (ii) our magnet wire and distribution segment; and (iii) our copper rod operations. Our communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. Our magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers, or OEMs, and through its distribution operation, to small OEM’S and the motor maintenance, repair and overhaul industry. Our copper rod operations include sales of copper rod produced by our continuous casting units to external customers.

Industry segment financial data (including sales and operating income by industry segment) for the three and nine month periods ended September 30, 2004 and 2003 is included in Note 12 to the accompanying consolidated financial statements.

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

As a result of the reorganization and our implementation of fresh-start reporting, our consolidated financial statements for periods subsequent to November 10, 2003 reflect a new basis of accounting. Accordingly, the historical financial statements of Superior TeleCom, our predecessor for financial reporting purposes, are not comparable to our consolidated financial statements for periods subsequent to the effective date of the plan of reorganization.

Asset Acquisitions

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration not to exceed $95 million (including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications). Superior Essex Communications intends to use the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. We paid an initial cash purchase price of $77.0 million. The initial purchase price is subject to adjustment based on a final accounting of the inventories acquired.

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

Nexans Asset Acquisition

On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans S.A. Company (the “Nexans Asset Acquisition”).  Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans S.A. Company’s U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements.  The total purchase price for the acquisition was $11.6 million and is subject to adjustment based on a final accounting of the inventories acquired. We intend to use the assets acquired in our magnet wire and distribution business.

Impact of Copper Price Fluctuations on Operating Results

Copper is one of the principal raw materials used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods’ copper indices. Beginning in the fourth quarter of 2003 and continuing through the first nine months of 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.25 per pound for the first nine months of 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. While we did not experience a material negative impact from this situation in the first and third quarters of 2004, our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs. Increases in copper prices can also impact our working capital. See “Liquidity and Capital Resources” below.

Results of Operations—Three Month Period Ended September 30, 2004 Compared to the Three Month Period Ended September 30, 2003

The discussion below compares the results of our operations for the three months ended September 30, 2004 to those of Superior TeleCom for the three months ended September 30, 2003.

Average copper prices for the three months ended September 30, 2004 increased 61% as compared to the three months ended September 30, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Actual		Copper-adjusted
	Three months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
	(in millions)

Net sales:
Communications cable	$157.8	$90.8	$140.0	$91.9
Magnet wire and distribution	153.5	116.8	131.3	118.4
Copper rod	70.9	40.1	45.8	40.1
	382.2	247.7	317.1	250.4
Constant cost of copper adjustment	—	—	65.1	(2.7)
Total	$382.2	$247.7	$382.2	$247.7

Consolidated sales for the three months ended September 30, 2004 were $382.2 million, an increase of 54% as compared to consolidated sales of $247.7 million for the quarter ended September 30, 2003. Sales for the 2004 quarter were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased $66.7 million, or 27%, for the quarter ended September 30, 2004 compared to the prior year period. Sales in our communications cable segment for the three months ended September 30, 2004 also included approximately $51.7 million ($45.0 million on a copper-adjusted basis) attributable to customer contracts acquired in the Belden Asset Acquisition. Sales in our magnet wire and distribution segment for the three months ended September 30, 2004 included approximately $2.5 million on a copper-adjusted basis attributable to customer contracts acquired in the Nexans Asset Acquisition. Excluding the impact of the Belden Asset Acquisition and the Nexans Asset Acquisition, consolidated sales adjusted for a constant cost of copper increased 8% reflecting volume increases in all of our business segments.

Sales for our communications cable segment for the September 30, 2004 quarter were $157.8 million, an increase of 74%, as compared to sales of $90.8 million for the quarter ended September 30, 2003. Sales adjusted for a constant cost of copper increased 52%. Excluding the impact of the Belden Asset Acquisition, sales for our communications cable segment adjusted for a constant cost of copper increased $3.1 million, or 3%. The sales increase in 2004, excluding the effects of the Belden Asset Acquisition, reflects strong growth in our premise and fiber optic cable products partially offset by a decrease in copper OSP product sales. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share. The decrease in copper OSP sales, we believe, reflects quarterly volume reductions by one of our major customers in response to higher spending levels in the first half of 2004 and increased use of fiber optic cable products by another major customer. These decreases were partially offset by increased demand for copper OSP products as a result of damage caused by the hurricanes in Florida and the Gulf coast region.

Sales for our magnet wire and distribution segment were $153.5 million for the quarter ended September 30, 2004, an increase of 31% as compared to the prior year. On a copper-adjusted basis, sales for the quarter increased 11% from the same quarter in the prior year. The increase reflects volume increases in both our Essex Brownell distribution business and to a lesser degree our major OEM customer base particularly related to the power and energy sector.

Copper rod sales for the three months ended September 30, 2004 were $70.9 million compared to $40.1 million for the comparable 2003 period, an increase of $30.8 million. On a copper- adjusted basis, sales for our copper rod segment increased by $5.7 million, or 14%, for the three months ended September 30, 2004 compared to the prior year period. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices.

For the quarter ended September 30, 2004, gross profit was $37.1 million, an increase of 32% as compared to the prior year quarter primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin in the 2004 quarter was 9.7% compared to 11.3% for the same quarter in 2003. The comparative decline in gross profit margin reflects the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 11.7% for the three months ended September 30, 2004 compared to 11.2% for the three months ended September 30, 2003. Copper-adjusted gross profit margins in our communications cable business decreased by 0.3% for the 2004 quarter compared to the prior year quarter due to integration costs incurred in connection with the Belden Asset Acquisition offset by favorable product mix and improved capacity utilization. Copper-adjusted gross profit margin for our magnet wire and distribution business for the three months ended September 30, 2004 increased 1.1% compared to the prior year quarter. This increase reflects lower depreciation charges resulting from the application of fresh-start reporting and increased volume through our higher margin Essex Brownell distribution channel, partially offset by unfavorable manufacturing variances resulting from plant maintenance shutdowns in the 2004 quarter and certain inflationary cost increases including higher natural gas prices, freight costs and copper producer premiums.

Selling, general and administrative expenses (“SG&A expense”) for the three month period ended September 30, 2004 were $24.0 million, an increase of 16% as compared to SG&A expense of $20.7 million for the three months ended September 30, 2003. The increase is attributable to a number of factors including corporate stock-based compensation charges, professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act, amortization charges related to intangible assets acquired in the Belden Asset Acquisition and Nexans Asset Acquisition and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

During the three months ended September 30, 2003, Superior TeleCom recorded restructuring and other charges of $0.5 million primarily related to ongoing closure activities and subsequent sale of the communication cable segment’s facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba which were closed in 2002. Restructuring and other charges for the three months ended September 30, 2003 also included $2.3 million of asset impairments from the closure of one of Superior TeleCom’s continuous casting facilities and $0.8 million of asset impairments resulting from the write-off of abandoned equipment offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom’s Canadian subsidiary. Restructuring and other charges for the three months ended September 30, 2004 were insignificant.

We had operating income of $13.0 million for the quarter ended September 30, 2004, compared to $5.2 million for the same period in 2003. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related gross profit and reduced restructuring and other charges.

Superior TeleCom recorded reorganization items related to its Chapter 11 filing of $7.3 million in the quarter ended September 30, 2003. These costs primarily consisted of $4.4 million of post-petition professional fees related to the reorganization and $3.1 million of employee retention and severance payments.

Interest expense for the quarter ended September 30, 2004 was $7.3 million compared to interest expense of $2.2 million for the quarter ended September 30, 2003. Interest expense for the 2003 quarter consisted of interest on Superior TeleCom’s debtor-in-possession financing only as Superior TeleCom ceased accruing interest on all pre-petition indebtedness as of March 3, 2003. The increase in interest expense in 2004 reflects our new capital structure under the plan of reorganization as well as increased borrowings to finance increased working capital and the Belden Asset Acquisition and Nexans Asset Acquisition.

Superior TeleCom recorded a full valuation allowance on its net deferred tax assets for the three months ended September 30, 2003 because the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for the 2003 quarter primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the three months ended September 30, 2004 was 42%. The effective tax rate exceeds the U.S. statutory tax rate due to the impact of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Results of Operations—Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month Period Ended September 30, 2003

The discussion below compares the results of our operations for the nine months ended September 30, 2004 to those of Superior TeleCom for the nine months ended September 30, 2003.

Average copper prices for the nine months ended September 30, 2004 increased 63% as compared to the nine months ended September 30, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Superior Essex Inc.	Superior TeleCom Inc.	Superior Essex Inc.	Superior TeleCom Inc.
	Actual		Copper-adjusted
	Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(in millions)
Net sales:
Communications cable	$379.4	$258.9	$347.1	$263.5
Magnet wire and distribution	453.0	360.9	390.9	369.3
Copper rod	209.0	126.2	137.9	130.8
	1,041.4	746.0	875.9	763.6
Constant cost of copper adjustment	—	—	165.5	(17.6)
Total	$1,041.4	$746.0	$1,041.4	$746.0

Consolidated sales for the nine months ended September 30, 2004 were $1,041.4 million, an increase of 40% as compared to consolidated sales of $746.0 million for the nine months ended September 30, 2003. Sales for the 2004 period were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 15% for the nine months ended September 30, 2004 compared to the prior year period. Sales in our communications cable segment for the nine months ended September 30, 2004 also included approximately $66.8 million ($58.5 million on a copper-adjusted basis) attributable to customer contracts acquired in the Belden Asset Acquisition.  Sales in our magnet wire and distribution segment for the nine months ended September 30, 2004 included approximately $2.5 million on a copper-adjusted basis attributable to customer contracts acquired in the Nexans Asset Acquisition. Excluding the impact of the Belden Asset Acquisition and the Nexans Asset Acquisition, consolidated sales adjusted for a constant cost of copper increased 7% primarily as a result of increased volumes in our communications cable and magnet wire and distribution segments.

Sales for our communications cable segment for the nine months ended September 30, 2004 were $379.4 million, an increase of 47%, as compared to sales of $258.9 million for the nine months ended September 30, 2003. Sales adjusted for a constant cost of copper increased 32%. Excluding the impact of the Belden Asset Acquisition, sales for our communications cable segment adjusted for a constant cost of copper increased 10%. The sales increase in 2004, excluding the effects of the Belden Asset Acquisition, reflects a broad-based increase in demand for our OSP cable product lines, which we believe is due in part to higher spending levels to support deferred maintenance by some of the major telephone companies (the largest customer group of the communications cable segment) as well as increased demand for our copper and fiber premise products supported by growing investment in information technology, including new and upgraded computer systems and associated wiring. We also believe the increase in sales reflects an increase in our copper and fiber premise product market share.

Sales for our magnet wire and distribution segment were $453.0 million for the nine months ended September 30, 2004, an increase of 26% as compared to the prior year. On a copper-adjusted basis, sales for the nine months ended September 30, 2004 increased 6% over the same period in the prior year. For the past three fiscal years (2001-2003), copper adjusted sales for our magnet wire and distribution segment have declined on a comparative year-over-year basis, principally as a result of weak economic conditions in the industrial sector, including substantial reductions during this period in durable goods consumption, factory production and commercial construction. To a lesser extent, migration to foreign markets of production of certain customer manufacturing impacted sales from 2001 through 2003. We believe the stabilization and increase in copper adjusted sales in the nine months ended September 30, 2004 reflects the recovery in the general economy, as well as in our basic end markets, particularly related to industrial production and the power and energy sector.

Copper rod sales for the nine months ended September 30, 2004 were $209.0 million compared to $126.2 million for the comparable 2003 period, an increase of $82.8 million. On a copper- adjusted basis, sales for our copper rod segment increased by $7.1 million, or 5%. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices.

For the nine months ended September 30, 2004, gross profit was $100.3 million, an increase of 19% as compared to the same period in the prior year primarily attributable to increased volume in our communications cable and magnet wire and distribution segments, including the impact of the Belden Asset Acquisition, and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin for the nine months ended September 30, 2004 was 9.6% compared to 11.3% for the same period in 2003. The comparative decline in gross profit margin primarily reflects the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 11.4% for the nine months ended September 30, 2004 compared to 11.0% for the nine months ended September 30, 2003. Copper-adjusted gross profit margins in our communications cable business decreased by 0.7% for the 2004 period compared to the prior year due to integration costs incurred in connection with the Belden Asset Acquisition and a shortfall in recovering second quarter 2004 increases in copper costs through contractual product price adjustments. This was principally the result of first quarter 2004 accelerated orders by some customers in anticipation of copper-based contractual price adjustments. Additionally, gross profit margins in our communications cable segment reflect lower product pricing resulting from the effects of competitive pressures on contracts renegotiated in the last half of 2003 and continuing in 2004. Copper-adjusted gross profit margin for our magnet wire and distribution business for the nine months ended September 30, 2004 increased 0.8% compared to the prior year quarter. This increase reflects lower depreciation charges resulting from the application of fresh-start reporting and increased volume in our higher margin Essex Brownell distribution channel, partially offset by certain inflationary cost increases including higher natural gas prices, freight costs and copper producer premiums.

Selling, general and administrative expenses (“SG&A expense”) for the nine-month period ended September 30, 2004 were $67.2 million, an increase of 8% as compared to SG&A expense of $62.4 million for the nine months ended September 30, 2003. The increase is attributable to a number of factors including corporate stock-based compensation charges, professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act, amortization charges related to intangible assets acquired in the Belden Asset Acquisition and Nexans Asset Acquisition and the impact of increased sales volume and related sales commissions in our communications cable segment.

Superior TeleCom incurred $1.8 million of restructuring and other charges in the first nine months of 2003 primarily related to ongoing closure and sale activities at its communication cable segment’s Elizabethtown, Kentucky and Winnipeg, Manitoba facilities which were closed in 2002, offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom’s Canadian subsidiary. Restructuring and other charges for the nine months ended September 30, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with Superior TeleCom’s Chapter 11 filings, $2.3 million of asset impairments resulting from closure of one of Superior TeleCom’s continuous casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment. Restructuring and other charges for the nine months ended September 30, 2004 were $1.5 million and consisted primarily of ongoing professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

We had operating income of $31.5 million for the nine months ended September 30, 2004, compared to $14.7 million for the same period in 2003. Operating income in the nine months ended September 30, 2003 included restructuring and other charges of $7.0 million as compared to $1.5 million of such charges for the nine months ended September 30, 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volume and related gross profit together with the decrease in restructuring and other charges.

Superior TeleCom recorded charges for reorganization items related to its Chapter 11 filing of $40.3 million in the nine months ended September 30, 2003. These costs primarily consisted of $11.2 million of post-petition professional fees related to the reorganization, $27.0 million to adjust the carrying value of Superior TeleCom’s Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of these liabilities, $3.5 million to write-off deferred debt issue costs associated with Superior TeleCom’s refinanced accounts receivable securitization, $3.8 million of employee retention and severance payments and a benefit of $5.0 million from the settlement of pre-petition claims.

Interest expense for the nine months ended September 30, 2004 was $19.3 million, compared to interest expense of $25.2 million for the nine months ended September 30, 2003. Interest expense for the 2003 period consisted of interest on Superior TeleCom’s debtor-in-possession financing and interest on Superior TeleCom’s pre-petition indebtedness through March 3, 2003. At the time of the Chapter 11 bankruptcy filing, Superior TeleCom had approximately $890 million of senior debt and $222 million of senior subordinated notes outstanding. The decrease in interest expense in 2004 reflects our new capital structure under the plan of reorganization as well as borrowings to finance increased working capital and the Belden Asset Acquisition and Nexans Asset Acquisition. During the quarter ended June 30, 2004 we also recognized a loss on early extinguishment of debt of $0.4 million resulting from the write-off of deferred debt issue costs associated with our 9 1/2 % senior notes which were redeemed with the proceeds of our 9% senior note offering in April 2004.

Superior TeleCom recorded $5.1 million of distributions on the preferred securities of Superior Trust I for the nine months ended September 30, 2003. Superior TeleCom’s Chapter 11 filing constituted an early dissolution event under the terms of the instruments governing the Trust and as a result the Trust was liquidated on or about April 30, 2003 by distribution to holders of the Trust Convertible Preferred Securities of an aggregate principal amount of 8 1/2% Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities. All outstanding 8 1/2% Convertible Debentures were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

Superior TeleCom recorded a full valuation allowance on its net deferred tax assets for the nine months ended September 30, 2003 because the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for 2003 period primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the nine months ended September 30, 2004 was 42%. The effective tax rate exceeds the U.S. statutory tax rate due to the impact of state taxes and a valuation allowance established with respect to net operating losses incurred by our U.K. subsidiary.

Liquidity and Capital Resources

We reported cash used by operating activities of $22.5 million for the nine months ended September 30, 2004 compared to cash provided by operating activities of $77.8 million for the nine months ended September 30, 2003. Cash from operations for the 2003 period was positively impacted by Superior TeleCom’s Chapter 11 filing as payment of interest on pre-petition indebtedness was suspended and actions to collect pre-petition liabilities were stayed pending settlement under a plan of reorganization. In addition, cash from operations for the nine months ended September 30, 2003 included approximately $58.1 million of tax refunds related to Superior TeleCom’s fiscal 2002. The tax refund was used to repay pre-petition indebtedness. Cash used by operating activities for the nine months ended September 30, 2004 includes a net working capital increase of $36.0 million, which reflects incremental accounts receivable attributable to sales under customer contracts acquired in the Belden Asset Acquisition and the Nexans Asset Acquisition, the impact of substantially higher copper costs and an estimated $5 million to $7 million impact from bank-related delays in processing customer collections into our lockbox accounts. Additionally, during the 2004 period, we paid approximately $11.2 million to fund our defined benefit pension plans and $12.3 million of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings. We expect future reorganization related costs will be insignificant and expect our future pension funding requirements will be significantly reduced as a result of improvements in the funded status of our defined benefit plans and the cessation of benefit accruals for salaried employees and for eligible non-union hourly employees effective January 22, 2004. Investing activities for the nine months ended September 30, 2004 included net payments of $90.7 million for the Belden Asset Acquisition and the Nexans Asset Acquisition financed primarily with the proceeds from our 9% senior note offering. These purchase prices are subject to adjustment based on a final accounting of the inventories acquired. Additionally, under the terms of the Belden Asset Acquisition purchase agreement, a contingent payment of up to $10 million is payable nine months after the closing based on business relationships successfully transitioned to us. We have accrued the full $10 million contingent payment as we believe payment of this amount is probable based on customers transitioned to date.

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

The senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 91/2%. On April 29, 2004 we redeemed the senior notes with the proceeds from a Rule 144A private placement offering, completed on April 14, 2004, of $257.1 million of 9% unsecured senior notes due April 2012, which we refer to as the “9% senior notes”. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition

The 9% senior notes issued by Superior Essex Communications and Essex Group are fully and unconditionally guaranteed by the Company and each of our existing and future domestic restricted subsidiaries. We may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

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

Simultaneously with the sale of the 9% senior notes on April 14, 2004, we entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring us to use our reasonable best efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for registered notes with substantially identical terms. We filed an initial registration statement with respect to this exchange offer with the SEC on August 2, 2004 which, as amended, was declared effective on September 1, 2004. The exchange offer expired on October 5, 2004. The entire $257.1 million principal amount of the 9% senior notes was tendered prior to the expiration of the exchange offer and exchanged for an equal amount of registered notes with substantially identical terms.

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

Holders of the series A preferred stock issued by Superior Essex Holding are entitled to receive cumulative cash dividends at a rate of 91/2% per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors.

On the effective date of the plan of reorganization, we entered into a new $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. The senior secured revolving credit facility was subsequently amended to (i) increase the total facility amount by $55 million to $175 million, (ii) increase the maximum amount of eligible inventory for purposes of computing availability from $60 million to $70 million, and (iii) increase the minimum availability threshold requiring the maintenance of a specified EBITDA ratio as discussed below from $10 million to $15 million. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin in effect for the third and fourth quarters of 2004 is 1.75% for LIBOR loans and 0.25% for base rate. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current specified reserves consist of (a) rent reserves related to property on which collateral is located, (b) amounts in respect of liabilities or obligations secured by liens on the collateral senior to liens held by the administrative agent and (c) certain outstanding personal property taxes. Under the revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $57.5 million was drawn under this facility as of September 30, 2004. Undrawn availability (after considering outstanding letters of credit) on such date amounted to $112.8 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

Our principal cash requirements include interest payments on our senior secured revolving credit facility and 9% senior notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $10 to $15 million annually and funding the Belden Asset Acquisition $10 million contingent payment. We are also actively pursuing a strategic entry into the Chinese magnet wire market. We have previously engaged in advanced discussions with a leading Chinese magnet wire producer to form a strategic partnership to enter the Chinese magnet wire market; however we have reached a standstill in these negotiations and are currently pursuing other alternatives. In addition, the price of copper, our principal raw material, has increased approximately 34% as of September 30, 2004 compared to December 31, 2003. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements. We have experienced an increase in net working capital (excluding short-term borrowings) at September 30, 2004 of approximately $36.0 million compared to December 31, 2003 reflecting the increase in copper prices, incremental accounts receivable attributable to sales under customer contracts acquired in the Belden Asset Acquisition and normal seasonal increases. We believe that cash provided by operations together with borrowing availability under our senior secured revolving credit facility ($112.8 million at September 30, 2004) will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage commodity price, foreign currency exchange and interest rate risks. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but we do not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The costs of copper, our most significant raw material, and aluminum, have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. At September 30, 2004, we had futures purchase contracts for 13.2 million pounds of copper expiring through March 2006 and 1.3 million pounds of aluminum expiring through December 2004 related to certain future customer firm sales commitments. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twenty-four months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At September 30, 2004, we had an unrealized gain of $2.1 million on these futures contracts which is recorded in accumulated other comprehensive income net of deferred income taxes of $0.8 million.

Foreign currency exchange risk management

The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies.  The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings.  At September 30, 2004, the Company had outstanding forward contracts with a notional amount of $6.3 million expiring in October 2004. The fair value of the forward exchange contracts was insignificant at September 30, 2004.

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of September 30, 2004:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$278
Interest rate cap	30,000	30-day LIBOR	5.0%	December 2004	—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—

As previously discussed, on April 14, 2004 we completed a private placement of $257.1 million of 9% unsecured senior notes due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an initial discount of $7.1 million.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level of assurance. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1

Disclosure Statement with respect to First Amended Joint Plan of Reorganization of Superior TeleCom Inc. and its affiliated debtors and debtors-in-possession (including the Amended Joint Plan of Reorganization attached as Exhibit A thereto) (incorporated herein by reference to Exhibit 2(a) to the Registration Statement on Form 10 (Registration No. 000-50514) of Superior Essex Inc., as filed with the Securities and Exchange Commission on December 15, 2003, as amended (the “Superior Essex Form 10”)).

3.1	Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(a) to the Superior Essex Form 10).
3.2	Restated By-Laws of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(b) to the Superior Essex Form 10).
4.1

Indenture dated as of April 14, 2004 among Superior Essex Communications LLC and Essex Group, Inc., as Co-Issuers, the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended March 31, 2004 (the “Q1 2004 Form 10-Q”)).

4.2	Form of 9% Senior Series B Note due 2012 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 10.3 to the Q1 2004 Form 10-Q).
4.3

Escrow Agreement dated April 14, 2004, between Superior Essex Communications LLC and Essex Group Inc. as the issuers and The Bank of New York Trust Company, N.A. as escrow agent (incorporated herein by reference to Exhibit 10.4 to the Q1 2004 Form 10-Q).

4.4

Registration Rights Agreement dated April 14, 2004 by and among Superior Essex Communications LLC, Essex Group, Inc., the Guarantors named therein, J.P. Morgan Securities Inc., Lehman Brothers Inc., UBS Securities LLC, Wachovia Capital Markets, LLC and Fleet Securities, Inc. (incorporated herein by reference to Exhibit 10.5 to the Q1 2004 Form 10-Q).

4.5

Registration Rights Agreement, dated as of November 10, 2003, by and among Superior Essex Inc., the holders of Registrable Common Stock (as defined therein) and the holders of the Warrants (as defined therein) and such other Persons who may become a party thereto pursuant to Section 16 or 19(i) thereof (incorporated herein by reference to Exhibit 10(b) to the Superior Essex Form 10).

10.1

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

10.2

First Amendment to Credit Agreement, dated February 20, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December

31, 2003 (the “2003 Form 10-K”)).
10.3

Second Amendment to Credit Agreement, dated March 18, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(c) to the 2003 Form 10-K).

10.4

Third Amendment to Credit Agreement, dated April 2, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, a collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Q1 2004 Form 10-Q).

10.5

Fourth Amendment to Credit Agreement, dated April 30, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.2 to the Q1 2004 Form 10-Q).

10.6

Fifth Amendment to Credit Agreement, dated June 16, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended June 30, 2004).

10.7

Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).

10.8	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10.9	Employment Agreement, dated November 10, 2003, between Superior Essex and Stephen M. Carter (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).
10.10	Employment Agreement, dated March 15, 2004, between SEI and David S. Aldridge (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10- K).
10.11	Employment Agreement, dated March 15, 2004, between SEI and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10- K).
10.12	Employment Agreement, dated March 5, 2004, between SEI and H. Patrick Jack (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).
10.13	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford (incorporated herein by reference to Exhibit 10.6 to the Q1 2004 Form 10-Q).
10.14	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).
10.15	Severance Pay Plan (incorporated herein by reference to Exhibit 10(k) to the Superior Essex Form 10).
10.16	Change in Control Severance Pay Plan (incorporated herein by reference to Exhibit

10(l) to the Superior Essex Form 10).
10.17	Key Employee Retention Plan (incorporated herein by reference to Exhibit 10(m) to the Superior Essex Form 10).
10.18

Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).

10.19

First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the “1995 Alpine 10-K”)).

10.20

Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).

10.21

Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom Inc., as filed with the Securities and Exchange Commission on August 9, 1996, as amended (the “Superior TeleCom S-1”)).

10.22

First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11- 28, Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).

10.23

Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the “1999 Superior TeleCom 10-K”)).

10.24

Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).

10.25

Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001).

10.26

Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2002).

10.27*	Superior Essex Inc. Senior Executive Retirement Plan
31.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ESSEX INC.

Date: November 15, 2004	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial
Officer
and Treasurer
(duly authorized officer and principal
financial
and accounting officer)