Form 10-K
period 2004-12-31
SUPERIOR ESSEX INC
filed 2005-03-16
CIK 1271193

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Title of each class
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $164,314,000.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        At March 3 2005, the registrant had 17,034,843 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2004 for the Registrant's Annual Shareholder Meeting a re incorporated into Part III of this Annual Report on Form 10-K.

PART I

        In this Annual Report on Form 10-K ("Form 10-K"), the following terms have the meanings indicated below:

  •
  unless the context otherwise requires, the terms "we," "us" and "our," as well as the term "Superior Essex" refer to (1) Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries discussed in this Form 10-K, and (2) Superior Essex Inc. and its subsidiaries and Superior TeleCom Inc. and its subsidiaries with respect to financial results for 2003.

  •
  "Superior TeleCom," unless the context otherwise requires, refers to Superior TeleCom Inc. and its subsidiaries and the business carried on by them prior to November 10, 2003.

  •
  "Superior Essex Holding" refers to Superior Essex Holding Corp., a wholly owned subsidiary of Superior Essex Inc. and the sole limited partner of Superior Essex Communications LP.

  •
  "Superior Essex Communications" refers to Superior Essex Communications LP.

  •
  "Essex International" refers to Essex International Inc., a wholly owned subsidiary of Superior Essex Holding Corp.

  •
  "Essex Group" refers to Essex Group, Inc., a wholly owned subsidiary of Essex International.

Industry and market data

        Unless otherwise indicated, information contained in this Form 10-K concerning the wire and cable industry, our general expectations concerning the industry and its segments and our market position and market share within the industry and its segments are principally derived from management estimates. Such estimates are derived from third party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the industry which we believe to be reasonable. Our internal research has not been verified by any independent source. In addition, some similar information in this Form 10-K is based on data from various third party sources, including industry publications, government publications, reports by market research firms or other published independent sources. We have not independently verified any of such information and cannot assure you of its accuracy or completeness. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption "Risk factors" in this Form 10-K.

Forward looking statements

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are based on current expectations, estimates and forecasts about us, our future performance, the industries in which we operate and our liquidity. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include the impact of the following:

  •
  General economic, business and industry conditions;

  •
  Spending reductions by the telephone industry;

  •
  Competition, including from other wire and cable manufacturers and other alternative sources and technologies;

  •
  Increases or decreases in sales due to contract losses or gains as expirations, renewals and rebidding efforts occur;

  •
  Rapid product and technology development, particularly in the telecommunications industry;

  •
  Market acceptance of new products and continuing product demand;

  •
  Production and timing of customer orders;

  •
  The migration of magnet wire demand to China and other countries;

  •
  Fluctuations in the supply and increases in pricing of copper and other principal raw materials;

  •
  Our significant level of indebtedness and debt covenant requirements;

  •
  The potential need for and availability of additional sources of capital and liquidity;

  •
  Our ability to sustain the benefits of our acquisition of assets from Belden Inc. and Nexans Magnet Wire USA Inc. and to identify, finance and integrate other acquisitions;

  •
  Changes in short-term interest rates and foreign exchange rates;

  •
  A deterioration in our labor relations;

  •
  The volatility of the market price of our common stock; and

  •
  Other risks and uncertainties, including those included under the caption "Risk factors."

        Forward-looking statements should be considered in light of various important factors, including those set forth elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission ("SEC"). Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-K and in our other filings with the SEC.

Item 1. Business

General

        We are one of the largest wire and cable manufacturers in North America based on revenues and enjoy number one market share positions in North America in our core outside plant ("OSP") copper communications cable and magnet wire businesses. Superior Essex, a Delaware holding company, was formed to acquire and conduct the business formerly conducted by Superior TeleCom. Prior to December 11, 2002, Superior TeleCom also manufactured wire and cable products for the electrical markets. Based on sales, we are a leading manufacturer and supplier of communications wire and cable products to telephone companies, distributors and systems integrators, CATV companies, and magnet wire and insulation materials to major original equipment manufacturers, or OEMs, and, through our distribution operations, to small OEMs and the motor repair industry. Our magnet wire products are used in industrial, automotive and other motor applications, power transformers and generators, and electrical coils and controls. We manufacture and supply over 30,000 copper, aluminum, fiber optic and composite wire and cable products. In each of our core markets, we believe we offer our customers the largest single source in North America for their respective copper communications cable and magnet wire needs. We also convert copper cathode to copper rod for sale to other wire and cable manufacturers.

        Financial information about our business segments and foreign operations is included in Note 19 to the accompanying audited consolidated financial statements for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003, and for Superior TeleCom for the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002.

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

        Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of Superior TeleCom's leverage, the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications sector caused by, among other things, substantial spending reductions by the regional Bell operating companies, sometimes referred to as RBOCs, and independent telephone operating companies, and reduced demand levels in the magnet wire sector.

        At the time of the Chapter 11 bankruptcy filing, Superior TeleCom had approximately $892 million of senior secured debt outstanding under a then existing senior credit facility and approximately $230 million of principal and accrued and unpaid interest outstanding under then existing senior subordinated notes. In addition, prior to the Chapter 11 filing, Superior TeleCom's operating activities were also financed through an accounts receivable securitization facility. As part of Superior TeleCom's Chapter 11 proceedings, it filed its original Joint Plan of Reorganization and related disclosure statement on July 30, 2003. On August 28, 2003, Superior TeleCom filed an amended Joint Plan of Reorganization and disclosure statement. As further modified, the amended plan, which was the product of extensive discussion with certain of the largest holders of Superior TeleCom's senior secured debt and others, was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003. We refer to the amended Joint Plan of Reorganization, as modified, as the "plan of reorganization" or the "plan."

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization or certain debt documents, on or after the effective date of the plan all property of Superior TeleCom and its subsidiaries vested in us free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, we began operating our business without supervision or approval by the Bankruptcy Court.

Organizational History

        We were incorporated under Delaware law in 2003 to acquire, pursuant to Superior TeleCom's plan of reorganization, and conduct the business formerly conducted by Superior TeleCom. Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc., or Alpine. In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., or DNE, was contributed to Superior TeleCom. Immediately thereafter, Superior TeleCom completed an initial public offering of its common stock, as a result of which Alpine's common stock ownership position in Superior TeleCom was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine's common stock interest in Superior TeleCom at December 31, 2002 and through November 10, 2003 was 48.9%. The plan of reorganization provided for the cancellation of all outstanding shares of common stock of Superior TeleCom, including those held by Alpine, and Alpine had no equity ownership in Superior Essex as of the effective date of the plan of reorganization.

Acquisitions and Dispositions

        On December 11, 2002, Superior TeleCom sold the following assets and securities to a subsidiary of Alpine: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however, any secured debt), of Superior TeleCom's electrical wire business; (2) all of the outstanding shares of capital stock of DNE, a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Cables Ltd., or Superior Israel, an Israel based wire and cable manufacturer. We refer to this transaction as the Electrical Sale. The sales price for the Electrical Sale was approximately $85 million in cash, plus the issuance to Superior TeleCom of a warrant to purchase 19.9% of the common stock of Essex Electric, an indirect subsidiary of Alpine formed to own and operate the electrical wire business. In addition, pursuant to a securityholders agreement, preemptive rights were granted to Superior TeleCom to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom's ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. On July 30, 2003, Superior TeleCom received notice of its right to invest in its pro rata share (19.9%) of a proposed equity offering of up to $2.4 million by Essex Electric. Superior TeleCom exercised its right and invested $0.5 million in this offering. In January 2005, we invested an additional $1.2 million in Essex Electric representing our pro rata share of an additional equity offering by Essex Electric and as a result we currently own 15.8% of the outstanding stock of Essex Electric. In addition, we continue to hold a warrant to purchase an additional 4.1% of the common stock of Essex Electric on a fully diluted basis. Superior TeleCom retained a 3% equity interest in Superior Israel, which we acquired in accordance with the plan of reorganization.

        On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper OSP communications wire and cable business (the "Belden Asset Acquisition"). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden's communications business for total consideration of $83.1 million including a contingent payment of $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The full contingent payment was made in March 2005.

        On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans S.A. Company, or Nexans (the "Nexans Asset Acquisition"). Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans' U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. We intend to use the assets acquired in our magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million.

        In February 2005, we announced the signing of a non-binding Memorandum of Understanding ("MOU") with Nexans regarding potential transactions involving Nexans' magnet wire operations in Europe and China. In Europe, the proposed transaction under discussion between the parties would involve a joint venture combining Nexans' European magnet wire and enamel businesses with our U.K. magnet wire business. We would own a majority of the combined entity with Nexans retaining a meaningful minority position. Separately, the MOU includes negotiations for our purchase of Nexans' stake in Nexans Tianjin, a Chinese magnet wire joint venture. Nexans currently owns an 80% share of the entity, with the remainder owned by TMEIC. Under the MOU, our total cash investment for both the European joint venture and Chinese stake would be approximately $32 million. It is expected that the joint venture will obtain external financing for its operations. Closing of the transactions is subject to a number of conditions, including among others successful due diligence and execution of definitive binding purchase agreements.

Our Products and Markets

        We divide our business operations into three business segments, based on the principal markets that we serve. The principal products, principal applications and customers of each of our business segments are summarized in the following table:

Business Segments	Principal Products	Principal Applications	Customers
Communications Cable	Copper outside plant (OSP) wire and cable	Outside plant applications including:	Regional Bell operating companies (RBOCs)
	Fiber optic OSP and composite cable	• Voice and data transmission in the local loop;	Major independent telephone companies
	Copper and fiber optic premises wire and cable	• Trunking and feeder applications in local	Distributors
		exchange, CATV and	CATV operators
metropolitan rings; and
OEMs
• Local exchange distribution and service wire
Premises product applications, including:
• Homes, home offices and offices;
• Central office switching; and
• Local area networks (LANs) and wide area networks (WANs)
Magnet Wire and
Distribution	Over 2,000 types of magnet	Industrial motor applications	Global OEMs (industrial,
	wire (copper and aluminum)		power, automotive and
		Automotive applications	appliance)
Fabricated insulation
	products	Power transformers and generators	Small OEMs (power tool and small appliance)
		Appliances	Motor repair shops
		Electrical coils and controls	Distributors
Motor repair
Copper Rod	Continuous cast copper rod	Basic raw material used in	Internal use
	products	the copper wire and cable
		industry	Third party copper wire and cable producers

Communications Cable

        The communications cable segment of our business develops, manufactures and markets the following communications wire and cable products to telephone companies, CATV companies, distributors and system integrators:

  (1)
  OSP products, including (i) copper wire and cable for voice and data transmission used in the distribution, or local loop portion, of the telecommunications infrastructure, principally by the local exchange carriers ("LECs")—(which include the RBOCs and large independent telephone companies); (ii) fiber optic cable products used principally for trunking and feeder applications in local exchange, CATV and metropolitan rings; and (iii) composite (or hybrid) cables, which consist of fiber optic/twisted pair and coaxial/twisted pair cables, for local loop, distribution and service wire applications; and

  (2)
  premises wire and cable products, including copper and fiber optic cables used within buildings to provide connectivity for telecommunications networks, LANs, WANs and switching structures to connect various electronic switching and testing components.

  OSP Products.

        OSP product revenues were $447.7 million, $285.4 million and $293.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Increased OSP product revenues in 2004 primarily reflect the impact of the Belden Asset Acquisition as well as increased copper prices. A declining trend in 2003 and 2002 revenues reflects the substantial infrastructure spending reductions initiated by the RBOCs and independent telephone operating companies commencing in the latter half of 2001 and continuing through 2004. In addition, four of the major telephone operating companies experienced negative access line growth in the local loop during this period, which contributed to reduced demand for OSP products. Although capital spending by major telephone operating companies for 2004 continued to be well below historical levels, demand in our basic end markets increased modestly during 2004, which we believe is due in part to higher spending levels to compensate for deferred maintenance by the major telephone companies. Demand for fiber optic OSP cable increased in 2004 after significant declines in 2003 and 2002 due to increased deployment by certain RBOCs of fiber optic cable in their networks.

        The majority of our OSP product sales relate to copper OSP products. We are the largest manufacturer of copper OSP communications wire and cable in North America, based on sales. At the end of 2004 we believe we had an approximate 65% share of the total North American copper OSP market. Copper wire and cable are the most widely used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office.

        Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitate replacement of existing utilities including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business. Competitive alternatives to traditional telephone service, such as wireless and cable telephony, have had a negative impact on the demand for copper OSP wire and cable, and these threats are expected to increase. Additionally, the demand for copper OSP products is impacted by the extent to which the RBOCs and other telephone companies deploy fiber optic cable in their networks. Recently, certain RBOCs have announced plans to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. While we believe that ultimately the transition from copper toward fiber optic cable will be evolutionary, it is possible that the rate of fiber optic replacement will accelerate significantly, which could result in a significant decrease in the demand for our copper OSP cable.

        The local loop comprises approximately 180 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a substantial portion of all local loop lines and systems continues to be copper based. We believe that in the local loop, copper based networks require significantly lower installation costs than other alternative networks such as fiber optics.

        Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth intensive telecommunications services, such as integrated voice and data, digital subscriber lines, or DSL, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, "Voice over Internet Protocol" or VoIP, and other specialized bandwidth intensive applications, all of which can now be provided over the copper based local loop network.

        Our copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Our copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

        The fiber optic OSP cables we manufacture can be used in a variety of installations, such as aerial, buried and underground conduit, and can be configured with two to 288 fibers. These cables are sold to our traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies and campus networks.

        We are and Superior TeleCom historically was a key supplier of copper OSP wire and cable to the RBOCs and Sprint Corporation. It is estimated that the RBOCs and Sprint comprise approximately 68% of the North American copper OSP market. The remaining North American market is comprised of more than 1,200 smaller independent telephone companies. For years ended December 31, 2004, 2003 and 2002, a total of 63%, 65% and 66%, respectively, of Superior TeleCom's and our OSP product net sales were to the RBOCs and Sprint. We sell to the RBOCs and major independent telephone companies through a direct sales force.

        Our sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have us supply a certain portion of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2004, we had multi-year arrangements with three of the four RBOCs and with Sprint.

  Premises Products

        Premises product revenues were $82.7 million, $54.9 million and $57.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We have experienced increased demand for our copper and fiber premises products during 2004 which we believe is due to growing investment in information technology, including new and upgraded computer systems and associated wiring. We believe the increase in 2004 premises product sales also reflects an increase in our market share. Demand for premises products declined approximately 5% in 2003 as compared to 2002 and 13% in 2002 as compared to 2001, with an attendant impact on the pricing in these markets. Reduction in demand for premises products during these periods was principally associated with reductions in overall investments in telecom projects and commercial office construction, including reduced spending for computer networks and other information technology infrastructure projects.

        Premises wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communications and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premises wire and cable products is dependent upon new office building construction, technological upgrades of existing office buildings networks and residential construction.

        There are two primary applications for communications wiring systems within buildings: data applications, estimated at 88% of new wiring system investment and voice applications, estimated at 12% of new wiring system investment.The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printer and file servers, to form a network.

        Four major types of cables are currently deployed in premises applications: (i) LAN copper twisted pair (unshielded twisted pair, or UTP, and shielded twisted pair, or STP), (ii) LAN fiber optic cable, (iii) LAN coaxial cable and (iv) voice grade twisted copper pair.

        Our current premises wire and cable product offerings include high performance data transmission cables (Category 6 and Category 5e) ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) environments. Our fiber optic premises cables contain from one to 144 fibers and are used principally for data network backbone applications.

        Our premises wire and cable products are sold primarily through major national distributors, international distributors, and smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets. While there were two major industry consolidating transactions during 2004, the premises wire and cable market remains fragmented, with more than 20 premises wire and cable manufacturers in North America and more than 75 worldwide.

        Superior Israel.    Prior to December 11, 2002, the operations of the communications segment included Superior Israel. On December 11, 2002, in connection with the Electrical Sale, Superior TeleCom sold substantially all of its investment in Superior Israel to Alpine Holdco. We continue to own a 3% equity interest in Superior Israel. Superior Israel's net sales represented 21% of the communications cable segment's total sales in 2002.

        DNE Systems.    The communications cable segment's operations also included the operations of DNE for periods prior to December 11, 2002, when DNE was sold to Alpine Holdco. DNE designed and manufactured data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales were not material in relation to the total net sales of the communications cable segment.

Magnet Wire and Distribution

        The magnet wire and distribution segment of our business develops, manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls. We also distribute magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor repair facilities. We market our products internationally to global OEMs and through authorized distributors.

        The magnet wire and distribution segment currently operates eight global magnet wire manufacturing plants in the U.S., United Kingdom and Mexico and two insulation fabricating plants in the U.S. Our magnet wire manufacturing facility in Torreon, Mexico is strategically located to service major U.S. OEM customers with Mexican manufacturing locations as well as to allow us to pursue new market opportunities in Mexico, Central America and South America. We also distribute insulation and other accessory products to customers in Mexico from this location. Our business in the United Kingdom is the largest manufacturer of magnet wire in the United Kingdom, as measured by copper equivalent pounds sold.

        In February 2005 we announced plans to enter the Chinese magnet wire market through construction of a wholly owned "greenfield" facility. We intend to form a wholly owned subsidiary that will be based near Shanghai in the New Suzhou district. The facility will be constructed to provide initial capacity of 24 million pounds per year of magnet wire, with the infrastructure in place to increase production up to 44 million pounds per year at a later date if market conditions warrant. It is expected that the first 12 million pounds of capacity will be on line in mid-2006, with an additional

12 million pounds coming on line by the end of 2006. The total investment for this initial phase of construction is expected to be approximately $25 million. We believe this opportunity will allow us to target our North American customers who have migrated to China and enter the rapidly growing Chinese magnet wire market.

        Additionally in February 2005, we signed a non-binding Memorandum of Understanding ("MOU") with Nexans regarding potential transactions involving Nexans' magnet wire operations in Europe and China. In Europe, the proposed transaction under discussion between the parties would involve a joint venture combining Nexans' European magnet wire and enamel businesses with our U.K. magnet wire business. We would own a majority of the combined entity with Nexans retaining a meaningful minority position. The Company estimates that 2004 pro forma revenues for the proposed joint venture would be approximately $400 million (at current exchange rates), making it the largest magnet wire business in Europe. Separately, the MOU includes negotiations for our purchase of Nexans' stake in Nexans Tianjin, a Chinese magnet wire joint venture. Nexans currently owns an 80% share of the entity, with the remainder owned by TMEIC. Total 2004 revenues for this entity were approximately $15 million. We believe this investment together with our planned greenfield Chinese facility will provide us with considerable product and geographic diversity in our Chinese magnet wire business. Under the MOU, our total cash investment for both the European joint venture and Chinese stake would be approximately $32 million. Closing of the transactions is subject to a number of conditions, including among others successful due diligence and execution of definitive binding joint venture and purchase agreements.

  Magnet Wire/Winding Wire

        Magnet wire/winding wire sales were $473.1 million, $354.2 million and $366.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. We are the leading supplier of magnet wire in North America as measured by revenues and copper equivalent pounds sold. Magnet wire is enamel coated copper or aluminum wire that is wound into coils and used in electrical motors, controls, switches and other electronic devices. The principal end market applications include motors used in industrial, automotive and other applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications. We offer a comprehensive line of magnet wire products including over 2,000 types of magnet wire ranging in diameter from 4 gauge to 46 gauge.

        Due to the weak industrial economic environment, the North American market for magnet wire declined by approximately 12% during 2001 and 7% in 2002 resulting in a reduction in net sales of magnet wire products during this period. This overall decrease was driven by the weak industrial sector as well as the shift of manufacturing by certain customers to lower cost labor regions such as China. Despite some stabilization of the industrial sector in 2003, demand for magnet wire in North America continued to decline in 2003, due to continued weak demand and continuing customer migration to lower cost foreign suppliers. Demand for 2004 stabilized reflecting the overall improvement in the general economy, as well as in our basic end markets, particularly related to industrial production and durable goods, transformers and power generation. Offshore migration slowed considerably in 2004 due to a variety of energy and infrastructure issues in China. Government mandated electrical power shutdowns and limited availability of steel and other major raw materials slowed movement of electrical goods production to China from North America.

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

        Our magnet wire strategy is built upon the foundation of sales to major OEMs through quality products, strategic sales and marketing efforts, technical and customer service and long-term relationships. Our largest OEM customers include, among many others, A.O. Smith, Bosch, Cooper Industries, Delphi, Emerson, Howard Industries, Tecumseh Products and Visteon. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer's total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the years ended December 31, 2004, 2003 and 2002, approximately 80%, 82% and 83%, respectively, of magnet wire sales were pursuant to such supply arrangements. In 2004 one customer accounted for 14% of our total magnet wire/winding wire sales.

  Essex Brownell Distribution and Accessory Products

        Within our magnet wire and distribution segment, we operate the largest national distribution channel for magnet wire and related products. Our Essex Brownell distribution operations provide a single source for motor repair businesses and smaller OEMs to purchase all of their magnet wire, insulation and related accessory product needs. We also manufacture various fabricated insulation products that are primarily marketed and distributed by Essex Brownell. The Essex Brownell distribution operations include a sales force that covers North America, supported by strategically located distribution and warehouse locations. In addition to internally produced magnet wire and insulation products, the Essex Brownell line includes products from more than 400 third party manufacturers. We believe that we have a distinct competitive advantage as we are the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and small OEM markets.

Copper Rod

        Through our copper rod business segment, which generated $282.8 million, $171.7 million and $13.7 million of net sales for the years ended December 31, 2004, 2003 and 2002, respectively, we manufacture continuous-cast copper rod, which is the basic raw materials used in the copper wire and cable industry. We operate three copper rod continuous casting units to convert copper cathode into copper rod. The units are located near certain of our major magnet wire manufacturing plants. Prior to 2003, substantially all copper rod produced by our facilities was utilized in our wire and cable manufacturing operations. Due to our having unused capacity as a result of the Electrical Sale and reduced production volumes in both the communications cable and magnet wire and distribution segments, in 2003 we began to actively offer copper rod for sale to third parties. Copper rod produced for internal processing is recorded by the consuming segment at cost. Production of copper rod meeting our internal specifications is approximately one half of all copper rod produced. We sell the remaining copper rod to third parties for various wire and cable applications and to meet a full range of customer needs. We source our remaining internal need for copper rod from third party producers.

        We sold copper rod to Essex Electric under a supply and transitional services agreement discussed below. Sales of copper rod to Essex Electric for the years ended December 31, 2004 and 2003 and from December 11, 2002 to December 31, 2002 were $87.1 million, $104.8 million and $10.8 million, respectively, and accounted for 31%, 61% and 79%, respectively, of our copper rod segment sales. Other copper rod customers include major manufacturers and fabricators in the wire and cable industry. Sales to these customers are generally under annual supply arrangements which establish the terms and conditions under which the customer may purchase copper rod during the term of the arrangement. Customers are not typically required to purchase any minimum quantities of product under these arrangements. In addition to Essex Electric, one customer accounted for 36% and three customers accounted for 24% of total copper rod sales for the year ended December 31, 2004. Two customers (in addition to Essex Electric) accounted for approximately 13% each of the copper rod operations' sales for the years ended December 31, 2003 and a total of four customers (excluding Essex Electric) accounted for approximately 34% of sales for this period.

        The market for copper rod is highly competitive and is dominated by a few major producers, including ourselves. Our ability to supply our own copper rod requirements allows us to control the quality and consistency of a substantial portion of the primary raw material for our magnet wire business and also leads to significant cost savings versus buying all of our copper rod requirements from third parities.

        We believe we have adequate supplies of copper cathode available from producers and merchants, both foreign and domestic.

Electrical

        As previously discussed, on December 11, 2002 Superior TeleCom sold the operations comprising its Electrical Group. The electrical wire business is currently owned and operated by Essex Electric. In connection with the Electrical Sale, Alpine Holdco, Essex Electric and Superior TeleCom entered into a Supply and Transitional Services Agreement. Under this agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in this agreement was based on the COMEX price plus an additional amount to reflect conversion to copper rod. This agreement also provided for Superior TeleCom's provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior TeleCom. On November 7, 2003, this agreement was replaced by a new Supply and Services Agreement between Superior Essex and Essex Electric. The new agreement provided for the supply by us to Essex Electric of copper rod, on similar pricing terms, for 2004 and our provision of certain specified administrative services that were more limited than those contained in the original agreement. Charges for administrative services provided to Essex Electric amounted to $1.1 million, $4.4 million and $0.3 million for the years ended December 31, 2004 and 2003 and the period from December 11, 2002 to December 31, 2002, respectively. The new agreement expired on December 31, 2004. We continue to sell copper rod to Essex Electric under an annual supply agreement.

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

        Historically, we have had adequate supplies of copper available from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected our ability to meet our copper procurement requirements. During the last quarter of 2003 and continuing into 2004, foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses and sold through merchants. Accordingly, demand for copper could exceed available supply in the event of a major disruption in the supply of copper available from producers. We and Superior TeleCom have historically purchased the majority of our copper requirements from producers and have accessed COMEX warehouse supplies on only a limited basis. Although neither we nor Superior TeleCom have experienced any shortages in the recent past, no assurance can be given that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

        Copper is a commodity and is therefore subject to price volatility. Fluctuations in the cost of copper have historically not had a material impact on profitability due to the ability in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of inventory shipped. Additionally, we, to a limited extent, utilize COMEX fixed price futures contracts to manage our commodity price risk. We do not hold or issue these contracts for trading purposes.

        In addition to copper rod, we are also vertically integrated in the production of magnet wire enamels. We believe one of our primary cost and quality advantages in the magnet wire business is the ability to produce most of our enamel and copper rod requirements internally.

        The other raw materials we use in the manufacture of our wire and cable products include aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. The markets for certain of these key raw materials are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

Seasonality

        We have historically experienced seasonal fluctuations in our revenues, operating income and net income. Our sales volumes are generally lower in our fourth and first fiscal quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segment.

Export Sales

        Export sales from the U.S. during the years ended December 31, 2004, 2003 (combined Superior Essex and Superior TeleCom) and 2002 were $146.8 million, $86.1 million and $87.4 million, respectively. Our primary markets for export sales are Latin America and Canada.

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

Research and Development

        We operate research and development facilities in Kennesaw, Georgia and Fort Wayne, Indiana. The Kennesaw facility's efforts primarily address the needs of the communications cable segment's premises product lines and product cost-reduction activities. At the Fort Wayne facility, our metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

        Aggregate research and development expenses during the years ended December 31, 2004, 2003 and 2002 amounted to $3.9 million, $3.9 million and $8.4 million, respectively. The decrease in research and development expenses for the years ended December 31, 2004 and 2003 as compared to the year ended December 31, 2002 is attributable to the effects of the Electrical Sale. Research and development expenses with respect to the communications cable and magnet wire and distribution segments have remained relatively consistent over these periods.

        Although we hold certain trademarks, licenses and patents, none is considered to be material to our business.

Employees

        As of December 31, 2004, we employed approximately 3,000 employees with approximately 670 persons represented by unions, all of which work in our magnet wire and distribution segment. Collective bargaining agreements expire at various times between June 2005 and April 2007. The collective bargaining agreement at our Vincennes, Indiana magnet wire facility, covering approximately 8% of our workers, expired on October 1, 2004. We have signed an extension which provides that the collective bargaining agreement will remain in effect unless either party gives ten days prior notice of its intent to terminate the agreement. Management and union representatives have been negotiating to reach a new collective bargaining agreement. Two proposals were not accepted by the union membership. The parties are continuing to negotiate to reach a mutually acceptable agreement, but there can be no assurance that these negotiations will be successful. Labor agreements covering an additional 9% of our employees expire during 2006. We consider relations with our employees to be satisfactory.

Environmental Matters

        Our manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. We do not believe that compliance with environmental laws and regulations will have a material effect on the level of our capital expenditures or our business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, these laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on our operations, business, financial condition, liquidity or results of operations. During 2001, expenditures of $1.4 million were made by Superior TeleCom, principally related to the installation of air emission control equipment at a facility in Indiana. No material expenditures were made in 2004, 2003, 2002 or 2000. We do not believe that compliance with environmental laws and regulations will have a material effect on our capital expenditures, net income or competitive position.

Other

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.shareholder.com/superior/edgar.cfm, as soon as reasonably practicable after they are filed electronically with the SEC. You may also request a copy of these filings, without charge, by writing Mr. Hank Pennington at Superior Essex Inc., 150 Interstate North Parkway, Atlanta, GA, 30339.

Risk factors

        The following risk factors should be considered carefully in addition to the other information contained in this Form 10-K. This Form 10-K contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward looking statements. Factors that may cause these differences include those discussed below as well as those discussed elsewhere in this Form 10-K.

  Risks Relating to Our Business

        Our net sales, net income and growth depend largely on the economies in the geographic markets that we serve.

        Many of our customers use our products as components in their own products, systems or networks or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on new construction, maintaining or reconfiguring their communications network, information technology, automobiles and automotive components, industrial manufacturing assets and power transmission and distribution infrastructures. If the U.S. and foreign economies were to weaken, as occurred in the period from 2000 to 2003, many companies could significantly reduce their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures could slow considerably. This could cause our net sales and financial results to decline significantly and we may not be able to service our debt.

        The increased use of fiber optic cable in the "local loop" may reduce the market for copper OSP products.

        Through our communications cable segment, we are the largest supplier, based on sales, of copper OSP cables used by the RBOCs and other telephone companies in the "local loop" portion of the telecommunications infrastructure. Copper OSP is the communications cable segment's largest product group. However, fiber optic cable, which provides improved bandwidth and transmission speeds as compared to copper cable, has been increasingly deployed in the local exchange network over the past several years. Recently, certain RBOCs have announced plans to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. While we believe that ultimately the transition from copper toward fiber optic cable will be evolutionary, it is possible that the rate of fiber optic replacement will accelerate significantly, which could significantly decrease the demand for our copper OSP cable. This decrease could result in a significant decline in sales of copper OSP cable, our net income and liquidity.

        Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive.

        Technological developments could have a material adverse effect on our business. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or increase in the cost of copper based systems could make fiber optic systems superior on a price performance basis to copper communications systems and may have a material adverse effect on our business. The superior technological characteristics of fiber optic cable have caused companies increasingly to deploy it in the local loop. Also, competitive alternatives to traditional telephone service, such as wireless and cable telephony and VoIP services, have had a negative impact on the demand for copper OSP wire and cable, and these threats are expected to increase. While we sell fiber optic cable and components and cable that is used in certain wireless applications, if fiber optic systems or wireless technology were to significantly erode the markets for copper based communications systems, our sales of fiber optic cable and products for wireless applications would likely not be sufficient to offset any decrease in sales or profitability of other products that may occur.

        Spending reductions by the telephone industry could adversely affect our business.

        Our largest customer segments for the communications cable segment are the RBOCs and major independent telephone operating or holding companies. Over 66% of the 2004 sales of the communications cable segment are attributable to these customers. Beginning in the second half of 2001 and continuing through 2004, the RBOCs and the independent telephone companies substantially reduced their capital expenditure levels as compared to periods prior to 2001, including substantial reductions in purchases of the communications cable products that we supply. The telephone companies are experiencing extreme competitive pressures from CATV companies and other alternative providers of local exchange service, resulting in negative access line growth and loss of subscribers. These market conditions could result in further reductions in the demand for our communications cable products. Further reductions in demand could lead to a substantial decrease in our revenues, net income and liquidity.

        Declines in access lines, including a decline in the new start housing market, could adversely affect our business.

        A decrease in access lines to homes and businesses could have a negative impact on our business. Competitive alternatives, such as wireless and cable telephony, digital subscriber lines or "DSL", VoIP services, and cable modems have had a negative impact on the demand for additional access lines. Furthermore, the demand for access lines is impacted by new housing starts. Any negative access line growth resulting from these factors could result in reductions in the demand for our communications cable products.

        Migration of magnet wire demand to China may adversely affect our business.

        Our business may suffer due to the migration of magnet wire demand to China. Our magnet wire and distribution segment's principal product is magnet wire, which is used primarily in motors for industrial, automotive, appliance and other applications. We currently service the North American market, with limited sales elsewhere. Several of our major magnet wire customers have shifted, or have plans to shift, certain levels of product manufacturing to China. While we have plans to construct a wholly owned "greenfield" manufacturing facility in China and we are currently in negotiations to acquire an 80% stake in Nexans Tianjin, a Chinese magnet wire joint venture, there can be no assurance that we will be successful in establishing production facilities or other arrangements in China in sufficient time to enable us to effectively take advantage of this market, or that we will be able to successfully compete in China and/or offset any loss of business that may result from declining demand for our products in North America from this shift of customer requirements to China.

        Fluctuations in the supply or pricing of copper and other principal raw materials could harm our business.

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

        In addition, copper is a commodity and is therefore subject to price volatility. We may not be able to adjust product pricing to properly match the price of copper billed with the copper cost component of the inventory shipped. Any fluctuations in the cost of copper that we cannot effectively manage could cause us to increase prices for our products, which could hinder our ability to sell those products. Copper pricing under our major telephone company contracts is generally based on the average copper price for the preceding quarter. To minimize the risk of fluctuations in the price of copper, we forward price copper purchases with our suppliers based on forecasted demand. To the extent forecasted demand differs significantly from actual demand, changes in the price of copper may have a negative impact on our operating profit.

        Beginning in the fourth quarter of 2003 and continuing through 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.29 per pound for 2004. Additionally, the daily spot price for copper has fluctuated from a low of $1.06 per pound to a high of $1.54 per pound during 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. While we did not experience a material negative impact from this situation in 2003, our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs. There can be no assurance that continued volatility in copper prices will not impact our future profitability.

        In addition, significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital requirements. As a result of the increase in copper prices, we have experienced an increase in our working capital financing requirements of $25 million to $30 million. See "Management's discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources" below.

        The other raw materials we use in the manufacture of our wire and cable products are aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. The markets for certain of these key raw materials are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

        Our inability to compete with other manufacturers in the wire and cable industry could harm our business.

        The market for wire and cable products is highly competitive. Each of our businesses competes with at least one major competitor. Many of our products are made to industry specifications and, therefore, may be interchangeable with competitors' products. We are subject to competition on the basis of price, delivery time, customer service and our ability to meet specialty needs. Some of our competitors are significantly larger and have greater resources, financial and otherwise, than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could result in a significant decrease in sales of our products and our net income and liquidity.

        Our indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

        Our outstanding debt, including our subsidiary's, Superior Essex Holding's, series A preferred stock (which is classified as debt for accounting purposes), as of December 31, 2004 was $293.2 million. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our indebtedness could have important consequences to holders of our common stock. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase the amount of interest expense that we have to pay, because we increase the principal amount or because some of our borrowings (approximately $30.8 million as of December 31, 2004) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

  •
  increase our vulnerability to adverse general economic or industry conditions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; or

  •
  place us at a competitive disadvantage compared to competitors that have less debt.

        We may be unable to meet our covenant obligations under our senior secured revolving credit facility which could adversely affect our business.

        Our operations are dependent on the availability and cost of working capital financing and may be adversely affected by any shortage or increased cost of such financing. Our senior secured revolving credit facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and a cross default to our other indebtedness. In addition, if we require working capital greater than that provided by our senior secured revolving credit facility, we may be required either to (1) seek to increase the availability under the senior secured revolving credit facility, (2) obtain other sources of financing or (3) reduce our operations. There can be no assurance that any amendment of our senior secured revolving credit facility or replacement financing would be available on terms that are favorable or acceptable to us. Moreover, there can be no assurance that we will be able to obtain an acceptable new credit facility upon expiration of our senior secured revolving credit facility or that the terms of any such new credit facility would be acceptable.

        We may be unable to raise additional capital to meet capital expenditure needs if our operations do not generate sufficient funds to do so.

        Our business is expected to have continuing capital expenditure needs. While we anticipate that our operations will generate sufficient funds to meet our capital expenditure needs for the foreseeable future, our ability to gain access to additional capital, if needed, cannot be assured. If we are unable to obtain additional capital, or unable to obtain additional capital on favorable terms, our business and financial condition could be adversely affected.

        Declining returns in the investment portfolio of our defined benefit plans may require us to increase cash contributions to the plans.

        Funding for the defined benefit pension plans we sponsor is based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. On December 1, 2003, we announced that benefit accruals under our defined benefit pension plans for salaried employees and for eligible employees who are not included in a unit of employees covered by a collective bargaining agreement would be frozen as of January 22, 2004. Due to declining returns in the investment portfolio of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2004 by approximately $33.9 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87. Our required cash contributions for 2005 are expected to be approximately $3.5 million. In the event that actual results differ negatively from the actuarial assumptions, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

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

        Approximately 21% of our employees are represented by various labor unions, all of which work in our magnet wire and distribution segment. The collective bargaining agreement at our Vincennes, Indiana magnet wire facility, covering approximately 8% of our workers, expired on October 1, 2004. We have signed an extension which provides that the collective bargaining agreement will remain in effect unless either party gives ten days prior notice of its intent to terminate the agreement. Management and union representatives have been negotiating to reach a new collective bargaining agreement. Two proposals were not accepted by the union membership. The parties are continuing to negotiate to reach a mutually acceptable agreement, but there can be no assurance that these negotiations will be successful. Labor agreements covering an additional 9% of our employees expire during 2006. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could adversely affect our ability to deliver certain products and our financial results.

        We may not be able to sustain the benefits of the Belden and Nexans Asset Acquisitions or to identify, finance or integrate other acquisitions.

        We cannot assure you that we will be able to sustain the benefits of the Belden and Nexans Asset Acquisitions. Customers of Belden and Nexans that have assigned their contracts to us may not continue to purchase at past or anticipated future levels. In addition to the Belden and Nexans Asset Acquisitions, we evaluate possible acquisition opportunities from time to time. We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, if at all. We cannot assure you that any future acquisitions will be successful or that the anticipated strategic benefits of any future acquisitions will be realized.

        We recently emerged from a Chapter 11 bankruptcy reorganization and Superior TeleCom had a history of losses.

        On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. Superior TeleCom incurred net losses of approximately $32.5 million in 2001 and $961.3 million in 2002. We adopted fresh-start reporting as of November 10, 2003, and our emergence from Chapter 11 resulted in a new reporting entity. We may incur losses in the future.

        Our historical financial information is not comparable to our current financial condition and results of operations.

        As a result of our emergence from bankruptcy, we are operating our business with a new capital structure. We are also subject to the fresh-start reporting prescribed by GAAP and our financial statements for periods subsequent to November 10, 2003 reflect the application of these rules. Accordingly, our financial condition and results of operations will not be comparable to the financial condition and results of operations reflected in the historical financial statements of Superior TeleCom, which may make it difficult for you to assess our future prospects based on historical performance.

  Risks Relating to our Common Stock

  We cannot assure you as to the market price for our common stock.

        Our common stock was only recently listed on the Nasdaq National Market under the trading symbol SPSX. The market price of our common stock will be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, conditions in the economy in general or in the wire and cable industry in particular and other factors beyond our control. No assurance can be given as to the market price for our common stock.

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

Item 2. Properties

        We conduct our principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications Cable
OSP/Premises	Brownwood, Texas	415,000	Leased (expires 2018)
	Chester, South Carolina	223,000	Owned
	Hoisington, Kansas	276,000	Owned
	Tarboro, North Carolina	276,000	Owned
Magnet Wire and Distribution
Magnet Wire	Charlotte, North Carolina	35,000	Leased (expires 2006)
	Fort Wayne, Indiana	181,000	Owned
	Franklin, Indiana(a)	35,000	Owned
	Franklin, Tennessee	289,000	Leased (expires 2008)
	Huyton Quarry, U.K.	146,000	Owned
	Kendallville, Indiana	88,000	Owned
	Torreon, Mexico	317,000	Owned
	Vincennes, Indiana	242,000	Owned
Fabricated Insulation	Clifton Park, New York	22,000	Leased (expires 2008)
	Willowbrook, Illinois	60,000	Leased (expires 2016)
Copper Rod	Columbia City, Indiana	75,000	Owned
	Vincennes, Indiana	25,000	Owned

(a)
The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture with the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

        In addition to the facilities described in the table above, we currently own or lease 21 warehousing and distribution facilities throughout the United States, Canada and the United Kingdom to facilitate the sale and distribution of our products.

        We believe that our facilities are generally suitable and adequate for the business being conducted and to service the requirements of our customers. In 2002, Superior TeleCom closed its communications cable segment's manufacturing facilities in Elizabethtown, Kentucky and Winnipeg, Manitoba and its magnet wire manufacturing facility in Rockford, Illinois. The Elizabethtown and Winnipeg facilities were sold in 2003. In 2003, Superior Telecom closed one of its facilities in Columbia City, Indiana that housed a continuous-cast copper rod unit. We will continue, as necessary, to take the appropriate actions to adjust our production capacity to market conditions.

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

        Our operations are subject to environmental laws and regulations in each of the jurisdictions in which we own or operate facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of our facilities is the result of historic activities, including certain activities attributable to Superior TeleCom's (or one of its subsidiaries) and our operations and those occurring prior to the use of a facility by Superior TeleCom or us. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom (or one of its subsidiaries) has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party ("PRP"), or the equivalent. At the effective date of the plan of reorganization, Superior TeleCom or one of its subsidiaries had been named as a PRP or a defendant in a civil lawsuit or had received inquiries from environmental regulatory agencies involving a number of off-site or formerly owned locations. Certain PRP representatives filed claims with respect to certain of those sites in connection with Superior TeleCom's Chapter 11 proceedings. The negotiations respecting those claims have been completed, and allowed claims will receive a portion of the $3 million amount that the plan of reorganization allocated to holders of general unsecured claims.

        In addition, many of the sites for which Essex International (Essex Group's parent, which Superior TeleCom acquired in 1998 and 1999) and its subsidiaries had been named as a PRP are covered by an indemnity from United Technologies Corporation, or United Technologies, provided in connection with the February 1988 sale of Essex Group by United Technologies to Essex International. Pursuant to the indemnity, United Technologies agreed to indemnify Essex International against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex Group prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. To be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to the date of sale (February 29, 1988), and United Technologies must have received notice of the indemnity claim prior to February 28, 1993. The sites covered by this indemnity historically have been handled directly by United Technologies and required payments generally have been made directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed.

        United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 of which United Technologies received notice prior to February 28, 1993. As to such liabilities, Essex International is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex International fully for any liabilities in excess of $4.0 million. Essex International has not incurred any liabilities covered by this indemnity.

        Except for air quality violations involving two currently operated Indiana facilities, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on us. The Indiana Department of Environmental Quality ("IDEM") asserted claims for fines or administrative penalties relating to alleged air permitting violations at the two Indiana facilities. These claims have been resolved in the bankruptcy claims resolution process by allowing IDEM a general unsecured claim against a portion of the $3 million amount that the plan of reorganization allocated to holders of unsecured claims.

        We believe that any other environmental matters or proceedings in which we are involved have been or will be addressed in the bankruptcy claims resolution process, are subject to indemnification, or will not have a material adverse effect either individually, or in the aggregate, on our business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

        Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. We believe that Essex International's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon our business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

        On January 18, 2002, United Technologies brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies' third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer's motion for summary judgment against United Technologies and Essex International's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International's time to respond, those proceedings were stayed by the filing of Superior TeleCom's bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom's bankruptcy. We believe that these claims have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, on our business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is currently traded on the Nasdaq National Market under the trading symbol "SPSX." Our common stock was traded on the Pink Sheets beginning on November 3, 2003 under the trading symbol "SESX.PK" and on the OTC Bulletin Board from February 25, 2004 until November 8, 2004 under the trading symbol "SESX.OB". The high and low bid prices for our common stock since November 11, 2003, the day following the effective date of the plan of reorganization, and for the first, second, third and fourth quarters of 2004 are set forth below:

	Price per share
	High	Low
2003
Fourth Quarter (November 11, 2003 through December 31, 2003)	$14.50	$11.25
2004
First Quarter	15.90	12.80
Second Quarter	14.77	12.20
Third Quarter	14.66	13.25
Fourth Quarter	19.58	14.60

        Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

        On March 3, 2005, there were 17,034,843 shares of our common stock issued and outstanding and there were approximately 175 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

Dividend policy

        We have paid no cash dividends on our common stock. We do not currently intend to declare cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit facility and the 9% Notes indenture contain limitations on our ability to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

        On November 10, 2003, the effective date of the plan of reorganization, we issued the following securities:

  •
  to Superior TeleCom's senior secured debt holders or their transferees, (1) 16,500,000 shares of our common stock, representing 100% of our initial outstanding common stock, (2) 5,000,000 shares of series A preferred stock of Superior Essex Holding, and (3) $145 million principal amount of 9 1/2% senior notes jointly issued by Superior Essex Communications and Essex Group, having a five-year term; and

  •
  to holders of Superior TeleCom's senior subordinated notes, warrants to purchase, until May 10, 2006, up to 868,421 shares of our common stock at a price of $25.00 per share.

Based upon the exemption provided by Section 1145 of the Bankruptcy Code, we believe that the issuance of these securities was exempt from registration under the Securities Act and state securities laws.

        On April 14, 2004, Superior Essex Communications and Essex Group completed an offering of $257,100,000 aggregate principal amount of 9% Notes in a private placement to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act. The 9% Notes bear interest at a rate of 9% per year and were issued with an original issue discount of $7.1 million. Fees and expenses related to the offering amounted to $4.9 million. We used the net proceeds of the 9% Notes offering to redeem our subsidiaries' 9 1/2% senior notes due 2008 and fund the Belden Asset Acquisition. We believe that the issuance of the 9% Notes was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, as a private offering to a limited number of sophisticated persons. On October 5, 2004, we completed a registered offer to exchange the 9% Notes for new notes with substantially identical terms.

Equity Compensation Plan Information

        The following table sets forth certain information regarding our common stock that may be issued under our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders(2)	888,750	(1)	$10.52	(1)	395,889

Total	888,750				395,889

(1)
Excludes shares of restricted stock awarded as follows: (a) 330,000 shares of restricted stock awarded to our Chief Executive Officer pursuant to his employment contract and the 2003 Plan; (b) 150,000 shares of restricted stock awarded to our executive vice presidents pursuant to their respective employment agreements and the 2003 Plan; (c) 15,000 shares of restricted stock awarded to our directors pursuant to the 2003 Plan; and (d) 53,694 shares of restricted stock awarded to various members of management of the Company pursuant to the 2003 Plan.

(2)
In connection with the plan of reorganization of our predecessor Superior Telecom, Inc., we adopted the 2003 Plan, pursuant to which a committee of our board of directors may grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan authorizes grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options can be granted with an exercise price less than, equal to or greater than the stock's fair market value at the date of grant. The term of stock options granted shall not exceed 10 years. The 2003 Plan was described in the disclosure statement provided in connection with the plan of reorganization and was part of the plan of reorganization approved by all voting classes of creditors and by the bankruptcy court, but was not separately approved by shareowners following formation of the Company.

Purchases of Equity Securities

        The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2004	—	—	—	—
November 2004 (a)	13,385	$18.00	—	—
December 2004	—	—	—	—

(a)
Represents shares tendered by our Chief Executive Officer to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards.

Item 6. Selected Financial Data

        Set forth below are selected financial data of Superior Essex and Superior TeleCom. As a result of the plan of reorganization, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. This information should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and "Management's discussion and analysis of financial condition and results of operations" below. The selected historical consolidated financial data as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 are derived from the audited consolidated financial statements of Superior Essex. The selected historical consolidated financial data for the period January 1, 2003 to November 10, 2003, and as of the end of, and for the years ended, December 31, 2002, 2001, and 2000 are derived from the audited consolidated financial statements of Superior TeleCom.

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

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31,	Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Years Ended December 31,
	2004(a)	2003(a)	2003	2002	2001(c)	2000
	(in thousands)
Statement of Operations Data(b)
Net sales	$1,424,641	$126,409	$861,629	$1,439,958	$1,747,302	$2,049,048
Cost of goods sold	1,286,050	116,354	764,311	1,268,695	1,471,409	1,708,920

Gross profit	138,591	10,055	97,318	171,263	275,893	340,128
Selling, general and administrative expenses	92,864	10,284	71,969	143,950	156,017	156,437
Restructuring and other charges	2,030	1,184	8,638	37,757	5,358	14,961
Amortization of goodwill	—	—	—	—	21,057	20,959
Loss on asset sale and impairments	—	—	—	502,578	—	—

Operating income (loss)	43,697	(1,413)	16,711	(513,022)	93,461	147,771
Interest expense	(26,334)	(2,650)	(26,659)	(114,323)	(115,048)	(129,905)
Other income (expense), net	69	349	(785)	(2,916)	(3,324)	976
Reorganization items	—	—	890,729	—	—	—

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	17,432	(3,714)	879,996	(630,261)	(24,911)	18,842
Benefit (provision) for income taxes	(6,944)	1,271	2,759	106,665	5,340	(10,925)

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	10,488	(2,443)	882,755	(523,596)	(19,571)	7,917
Distributions on preferred securities of Superior Trust I	—	—	(5,050)	(16,654)	(15,362)	(15,145)
Minority interest in (earnings) losses of subsidiaries	—	—	—	3,462	2,430	5,088

Income (loss) before cumulative effect of accounting change	10,488	(2,443)	877,705	(536,788)	(32,503)	(2,140)
Cumulative effect of accounting change(d)	—	—	—	(424,503)	—	—

Net income (loss)	$10,488	$(2,443)	$877,705	$(961,291)	$(32,503)	$(2,140)

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31,	Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Years Ended December 31,
	2004	2003(a)	2003	2002	2001(c)	2000
Net income (loss) per share of common stock:
Basic:
Income (loss) before cumulative effect of accounting change	$0.63	$(0.15)	$40.25	$(25.22)	$(1.58)	$(0.11)
Cumulative effect of accounting change(d)	—	—	—	(19.94)	—	—

Net income (loss) per basic share of common stock	$0.63	$(0.15)	$40.25	$(45.16)	$(1.58)	$(0.11)

Diluted:
Income (loss) before cumulative effect of accounting change	$0.63	$(0.15)	$34.43	$(25.22)	$(1.58)	$(0.11)
Cumulative effect of accounting change(d)	—	—	—	(19.94)	—	—

Net income (loss) per diluted share of common stock	$0.63	$(0.15)	$34.43	$(45.16)	$(1.58)	$(0.11)

Other Data:
Cash dividends per share	—	—	—	—	—	—
Average daily COMEX price per pound of copper	1.29	0.96	0.79	0.72	0.73	0.84
	Superior Essex Inc.		Superior TeleCom Inc.
	December 31,		December 31,
	2004(a)	2003(a)	2002	2001	2000
Balance Sheet Data(b):
Current assets	$349,983	$254,602	$261,178	$520,741	$597,302
Current liabilities(e)	154,446	136,820	1,272,840	433,092	521,139
Total assets	630,971	486,925	570,605	1,875,939	1,992,314
Total long term debt(e)(f)	262,444	157,000	—	1,233,007	1,224,364
Mandatorily redeemable preferred stock(g)	—	—	137,270	136,040	134,941
Total long term debt, including mandatorily redeemable preferred stock	262,444	157,000	137,270	1,369,047	1,359,305
Total stockholders' equity (deficit)	174,198	163,892	(884,024)	76,740	110,003

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

(b)
On December 11, 2002, Superior TeleCom sold substantially all of the assets, subject to related accounts payable and accrued liabilities, of its electrical wire business, all of the outstanding shares of capital stock of DNE Systems, Inc. and approximately 47% of Superior Cables Ltd., or Superior Israel.

(c)
Superior TeleCom adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections effective January 1, 2003. As a result, the loss on the early extinguishment of debt of $4.6 million previously reported as an extraordinary loss, net of tax, for the year ended December 31, 2001 has been reclassified to other income (expense).

(d)
Superior TeleCom adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Adoption of SFAS No. 142 resulted in an impairment charge of $424.5 million, which was recorded as a cumulative effect of accounting change as of January 1, 2002.

(e)
Superior TeleCom was in default under its debt agreements and all of its debt outstanding at December 31, 2002 was reflected as a current liability.

(f)
Total debt for years prior to December 31, 2002 includes debt of Superior TeleCom's then 50.2% owned Israeli subsidiary, Superior Israel, of $143.9 million and $153.9 million at December 31, 2001 and 2000, respectively.

(g)
Mandatorily redeemable preferred stock totaling $5 million at December 31, 2004 and 2003 has been classified as long-term debt in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Superior Essex, a Delaware holding company, and its operating subsidiaries were formed to acquire and conduct the business formerly conducted by Superior TeleCom.

        We manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our magnet wire and distribution segment; and (iii) our copper rod segment. As discussed in Note 6 to the accompanying audited consolidated financial statements, on December 11, 2002 Superior TeleCom sold the operations comprising its electrical wire business, which we sometimes refer to as the Electrical Group, all of the outstanding capital stock of DNE, and a 47% interest in Superior Israel, to a subsidiary of Alpine. We refer to this transaction as the "Electrical Sale". Our communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the communications cable segment for periods prior to December 11, 2002 are DNE and Superior TeleCom's then 50.2% owned Israeli subsidiary, Superior Israel. Our magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls. Our magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor repair facilities. Our copper rod operations include sales of copper rod produced by our continuous casting units to external customers. Prior to 2003, substantially all copper rod produced by Superior TeleCom was used in its manufacturing operations. In 2003, due to available capacity resulting from the Electrical Sale and reduced production volumes in both the communications cable and magnet wire and distribution segments, Superior TeleCom began to actively offer copper rod for sale to third parties, including Essex Electric, which was formed by Alpine to acquire the Electrical Group. The Electrical Group manufactured building and industrial wire for applications in commercial and residential construction and industrial facilities.

        Industry segment financial data (including sales and operating income by industry segment) for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the years ended December 31, 2002 and 2001 are included in Note 19 to the accompanying audited consolidated financial statements.

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

        Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications cable and magnet wire sectors caused by, among other things, substantial spending reductions by the RBOCs and independent telephone operating companies and reduced demand in the magnet wire sector.

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

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization, our senior secured revolving credit facility, our senior notes or any agreement, instrument or indenture relating thereto, on or after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in us free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, we began operating our business without supervision or approval by the Bankruptcy Court.

        The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

  •
  the distribution to Superior TeleCom's senior secured debt holders or their transferees of (1) 16,500,000 shares of our common stock, representing 100% of our initial outstanding common stock, (2) 5,000,000 shares of series A non-convertible preferred stock of Superior Essex Holding, and (3) $145 million principal amount of 9 1/2% senior secured second lien notes jointly issued by Superior Essex Communications and Essex Group, having a five-year term,

  •
  the distribution to holders of Superior TeleCom's senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of our common stock at a price of $25.00 per share;

  •
  the payment of $3,000,000 in cash to holders of general unsecured claims against Superior TeleCom;

  •
  the consummation of a new $120 million senior secured revolving credit facility to (1) fund repayment of Superior TeleCom's debtor-in-possession, or DIP credit facility and certain expenses relating to the plan of reorganization, (2) provide for working capital needs, (3) fund debt service on the senior notes of Superior Essex Communications and Essex Group and Superior Essex Holding's series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of our business;

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

  •
  the ability to issue stock options and/or restricted stock for up to 1.8 million shares of our common stock under Superior Essex's Stock Incentive Plan, with the allocation of awards to be effected by our board of directors following the effective date of the plan of reorganization; and

  •
  the implementation of equity awards to our independent directors as part of Superior Essex's Stock Incentive Plan.

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

Asset Acquisitions

  Belden Asset Acquisition

        On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper OSP communications wire and cable business (the "Belden Asset Acquisition"). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden's communications business for total consideration of $83.1 million including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications. Superior Essex Communications intends to use the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The Company has accrued the full contingent payment of $10 million as of December 31, 2004 which was paid in March 2005.

  Nexans Asset Acquisition

        On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans. Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans' U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The Company intends to use the assets acquired in its magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million.

Impact of Copper Price Fluctuations on Operating Results

        Copper is one of the principal raw materials used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of our inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods' copper indices. Beginning in the fourth quarter of 2003 and continuing through 2004, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.29 per pound for 2004. Additionally, the daily spot price for copper has fluctuated from a low of $1.06 per pound to a high of $1.54 per pound during 2004. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. Our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs. Increases in copper prices can also impact our working capital. See "Liquidity and Capital Resources" below.

Results of Operations

        The following discussions provide a comparison of our results of operations for the year ended December 31, 2004 and the results of our operations and those of our predecessor, Superior TeleCom, on a combined basis for the year ended December 31, 2003 and the results of operations of Superior TeleCom for the year ended December 31, 2002. The discussions are provided for comparative purposes only, but the value of such comparisons may be limited. The combined results of operations for the year ended December 31, 2003 include our results of operations for the period November 11, 2003 to December 31, 2003 combined with the results of operations of Superior TeleCom for the period January 1, 2003 to November 10, 2003. The combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the transactions provided for in the plan of reorganization or the application of fresh-start reporting. As a result of the reorganization and adoption of fresh-start reporting, our results of operations after November 10, 2003 are not comparable to the results of operations of Superior TeleCom for periods prior to November 10, 2003. The information in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing in Item 8, Financial Statements and Supplementary Data.

	Superior Essex Inc.	Combined	Superior Essex Inc.	Superior TeleCom Inc.
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Net sales:
Communications	$530,370	$340,210	$41,552	$298,658	$490,602
Magnet wire and distribution	611,427	476,115	58,855	417,260	493,542
Copper rod	282,844	171,713	26,002	145,711	13,740
Electrical	—	—	—	—	442,074

	$1,424,641	$988,038	$126,409	$861,629	$1,439,958

Gross profit	138,591	107,373	10,055	97,318	171,263
Selling, general and administrative expenses	92,864	82,253	10,284	71,969	143,950
Restructuring and other charges	2,030	9,822	1,184	8,638	37,757
Loss on asset sale and impairments	—	—	—	—	502,578

Operating income	43,697	15,298	(1,413)	16,711	(513,022)
Interest expense	(26,334)	(29,309)	(2,650)	(26,659)	(114,323)
Other income(expense)	69	(436)	349	(785)	(2,916)
Reorganization items	—	890,729	—	890,729	—

Income (loss) before income taxes and distributions on preferred securities of Superior Trust I	$17,432	$876,282	$(3,714)	$879,996	$(630,261)

  Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

        Average copper prices for the year ended December 31, 2004 increased 59% as compared to the year ended December 31, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment. Copper-adjusted gross profit margins are computed by dividing actual gross profit by copper-adjusted sales.

	Superior Essex Inc.	Combined	% Change	Superior Essex Inc.	Combined	% Change
	Actual			Copper-adjusted
	Year Ended December 31, 2004	Year Ended December 31, 2003%		Year Ended December 31, 2004	Year Ended December 31, 2003%
	(in thousands)			(in thousands)
Net sales:
Communications cable	$530,370	$340,210	56%	$478,675	$344,742	39%
Magnet wire and distribution	611,427	476,115	28%	520,328	482,090	8%
Copper rod	282,844	171,713	65%	181,756	170,293	7%

	1,424,641	988,038	44%	1,180,759	997,125	18%
Constant cost of copper adjustment	—	—		243,882	(9,087)

Total	$1,424,641	$988,038	44%	$1,424,641	$988,038	44%

        Consolidated sales for the year ended December 31, 2004 were $1,424.6 million, an increase of 44% as compared to consolidated sales of $988.0 million for the year ended December 31, 2003. Sales for 2004 were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased $183.6 million, or 18%, for 2004 compared to the prior year. Sales in our communications cable segment for the year ended December 31, 2004 also included approximately $115 million ($99 million on a copper-adjusted basis) attributable to customer contracts acquired in the Belden Asset Acquisition. Sales in our magnet wire and distribution segment for 2004 included approximately $12 million on a copper-adjusted basis attributable to customer contracts acquired in the Nexans Asset Acquisition. Excluding the impact of the Belden Asset Acquisition and the Nexans Asset Acquisition, consolidated sales adjusted for a constant cost of copper increased 7% reflecting volume increases in all of our business segments.

        Sales for our communications cable segment for 2004 increased 56% compared to sales for 2003. Sales adjusted for a constant cost of copper increased 39%. Excluding the estimated impact of the Belden Asset Acquisition, sales for our communications cable segment adjusted for a constant cost of copper increased $34.9 million, or 10%. The copper-adjusted sales increase in 2004, excluding the effects of the Belden Asset Acquisition, reflects increased demand for our copper OSP cable product lines, which we believe is due in part to higher spending levels to support deferred maintenance by some of our major telephone company customers as well as demand resulting from damage caused by the hurricanes in the southeastern United States in the second half of 2004. These increases in copper OSP cable demand were offset in part by increased deployment of fiber optic cable by one of our major copper OSP customers pursuant to an announced plan to increase the use of fiber optic cable further downstream in their network. We also experienced strong growth in our premises and fiber optic cable products supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share.

        Sales for our magnet wire and distribution segment were $611.5 million for the year ended December 31, 2004, an increase of 28% as compared to the prior year. On a copper-adjusted basis, sales for the year increased 8% over the prior year. Excluding the estimated impact of the Nexans

Asset Acquisition, sales for our magnet wire and distribution business increased 5% over the prior year. The increase reflects volume increases in both our Essex Brownell distribution business and to a lesser degree our major OEM customer base particularly related to the power and energy sector a portion of which we believe is associated with hurricane related repairs.

        Copper rod sales for the year ended December 31, 2004 were $282.8 million compared to $171.7 million for 2003, an increase of 65%. On a copper-adjusted basis, 2004 sales for our copper rod segment increased by $11.5 million, or 7%. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices.

        For the year ended December 31, 2004, gross profit was $138.6 million, an increase of 29% as compared to the prior year primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin in 2004 was 9.7% compared to 10.9% for 2003. The comparative decline in gross profit margin reflects the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 11.7% for the year ended December 31, 2004 compared to 10.8% for the year ended December 31, 2003. Copper-adjusted gross profit margins in our communications cable business increased by 0.3% for 2004 compared to the prior year due to improved capacity utilization resulting from higher sales volumes and a more favorable product mix. These positive factors were partially offset by integration costs incurred in connection with the Belden Asset Acquisition and a shortfall in recovering second quarter 2004 increases in copper costs through contractual product price adjustments. This shortfall was principally the result of first quarter 2004 accelerated orders by some customers in anticipation of copper-based contractual price adjustments. Copper-adjusted gross profit margin for our magnet wire and distribution business for the year ended December 31, 2004 increased 1.1% compared to 2003. This increase reflects lower depreciation charges resulting from the application of fresh-start reporting, increased volume through our higher margin Essex Brownell distribution channel and implementation of price surcharges in the second half of the fourth quarter of 2004 which partially offset certain inflationary cost increases including higher natural gas prices, freight costs and copper producer premiums. The 2004 margins in our magnet wire and distribution business were also positively impacted by a $1.5 million gain from inventory depletion in December when COMEX copper prices, and thus product pricing, reached their peak level for the year.

        Selling, general and administrative expenses ("SG&A expense") for the year ended December 31, 2004 were $92.9 million, an increase of 13% as compared to SG&A expense of $82.3 million for the year ended December 31, 2003. The increase is attributable to a number of factors including corporate stock-based compensation charges ($1.2 million), professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act ($3.1 million), amortization charges related to intangible assets acquired in the Belden Asset Acquisition and Nexans Asset Acquisition ($1.0 million) and the impact of increased sales volume on related sales costs and commissions in our communications cable segment.

        Superior TeleCom incurred $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the communications cable segment's Elizabethtown and Winnipeg facilities offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom's Canadian subsidiary. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom's Chapter 11 filings, $1.1 million of severance payments related to a workforce reduction at Superior TeleCom's U.K. subsidiary, $2.3 million of asset impairments resulting from closure of one of Superior TeleCom's continuous copper rod casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment. Restructuring and other charges for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 were $2.0 and $1.2 million, respectively, and consisted primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

        We had operating income of $43.7 million for the year ended December 31, 2004, compared to $15.3 million for 2003. Operating income in 2003 included restructuring and other charges of $9.8 million compared to $2.0 million of such charges in 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related gross profit and reduced restructuring and other charges.

        Superior TeleCom recorded a benefit from reorganization items related to its Chapter 11 filing of $890.7 million during the period January 1, 2003 to November 10, 2003 comprised of (i) a gain of $976.4 million on cancellation of indebtedness upon implementation of the plan of reorganization, (ii) gains on settlement of pre-petition liabilities of $5.2 million, (iii) $18.6 million of post-petition professional fees relating to the reorganization, (iv) $27.0 million to adjust the carrying value of Superior TeleCom's Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of this liability, (v) $26.4 million to write off deferred debt issuance costs associated with Superior TeleCom's pre-petition debt, (vi) $4.5 million of employee retention and severance payments, (vii) fresh start reporting adjustments of $12.1 million and (viii) $2.3 million of other reorganization related costs.

        Interest expense for the year ended December 31, 2004 was $26.3 million compared to interest expense of $29.3 million for the combined 2003 period. Interest expense for the combined 2003 period consisted of interest on Superior TeleCom's debtor-in-possession financing and interest on Superior TeleCom's pre-petition indebtedness through March 3, 2003. At the time of its Chapter 11 filing, Superior TeleCom had approximately $890 million of senior debt and $225 million of senior subordinated notes outstanding. The decrease in interest expense in 2004 reflects our new capital structure under the plan of reorganization offset by borrowings to finance our increased working capital and the Belden Asset Acquisition and Nexans Asset Acquisition.

        Superior TeleCom recorded a full valuation allowance for the period January 1, 2003 to November 10, 2003 on its net deferred tax assets as the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for the period January 1, 2003 to November 10, 2003 primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the period November 10, 2003 to December 31, 2003 was 34%. Our effective tax rate for the year ended December 31, 2004 was 40%. The effective tax rate exceeds the U.S. statutory tax rate due to the impact of state taxes, nondeductible executive compensation and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary offset by the favorable impact of the settlement of prior outstanding claims. See Note 14 to the consolidated financial statements for a reconciliation of the actual 2004 tax expense to the expected statutory tax expense. A significant portion of the income taxes payable at December 31, 2004 relate to pre-petition claims primarily resulting from state income tax audits of Superior Telecom. The Company is currently in negotiations with state taxing authorities to settle these claims. Although we believe we have adequately provided for any liability that may result from settlement of these claims, the ultimate outcome of the negotiations cannot be predicted with certainty.

  Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

        Average copper prices for the year ended December 31, 2003 increased 13% as compared to the year ended December 31, 2002. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $0.80/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment. Copper-adjusted gross profit margins are computed by dividing actual gross profit by copper-adjusted sales.

	Combined	Superior TeleCom Inc.	% Change	Combined	Superior TeleCom Inc.	% Change
	Actual			Copper-adjusted
	Year Ended December 31, 2003	Year Ended December 31, 2002%		Year Ended December 31, 2003	Year Ended December 31, 2002%
	(dollars in thousands)
Net sales:
Communications cable	$340,210	$490,602	(31)%	$344,742	$504,287	(32)%
Magnet wire and distribution	476,115	493,542	(4)%	482,090	509,351	(5)%
Copper rod	171,713	13,740	*	170,293	13,740	*
Electrical	—	442,074	*		471,388	*

	988,038	1,439,958	(31)%	997,125	1,498,766	(33)%
Constant cost of copper adjustment	—	—		(9,087)	(58,808)

Total	$988,038	$1,439,958	(31)%	$988,038	$1,439,958	(31)%

*
Percentage change is not meaningful.

        Combined sales for the year ended December 31, 2003 were $988.0 million, a decrease of 31% as compared to consolidated sales of $1,440.0 million for the year ended December 31, 2002. Sales for the 2002 period relating to the Electrical Group, DNE and Superior Israel were $581.3 million. Excluding the effects of the Electrical Sale, sales in 2003 increased $129.4 million, or 15% (a 13% increase adjusted for a constant cost of copper) compared to 2002. The increase was due to third party sales of manufactured copper rod of $171.7 million, including $104.8 million sold to Essex Electric, during the year ended December 31, 2003 compared to $13.7 million in 2002, partially offset by sales decreases in our communications cable and magnet wire and distribution segments as discussed below.

        Combined sales for the communications cable segment for the year ended December 31, 2003 were $340.2 million as compared to $490.6 million for the comparable 2002 period. Sales for 2002 relating to Superior Israel and DNE were $139.3 million. Excluding the effects of the Electrical Sale, sales decreased $11.1 million in 2003, or 3% (a 4% decrease adjusted for a constant cost of copper) compared to 2002. The communications cable segment's sales decline was due primarily to a reduction in comparative sales of copper OSP cables. OSP cables sales were lower due to reduced spending levels by all of our major telephone company customers following budgetary constraints imposed during the second half of 2001 that continued throughout 2002 and into 2003.

        The magnet wire and distribution segment's combined sales were $476.1 million for the year ended December 31, 2003, a decline of 4% (a copper adjusted decline of 5%) as compared to the prior year period. The combined sales decline for the year ended December 31, 2003 as compared to 2002 reflected the reduced demand for magnet wire from our major OEM customers due principally to the comparative decline on a year-over-year basis in the industrial sector, which is a core market for the magnet wire and distribution segment's products, and customer migration to lower cost foreign suppliers.

        Total combined sales of copper rod for the year ended December 31, 2003 were $171.7 million compared to $13.7 million for the year ended December 31, 2002. Sales of copper rod to Essex Electric amounted to $104.8 million for the year ended December 31, 2003.

        For the year ended December 31, 2003, combined gross profit was $107.4 million, a decline of 37% as compared to the prior year period. Gross profit for the 2002 period relating to the Electrical Group,

DNE and Superior Israel amounted to $50.9 million. Excluding the effects of the Electrical Sale, combined gross profit declined $13.0 million for the year ended December 31, 2003 compared to the corresponding prior year period. The combined gross profit margin for the year ended December 31, 2003 was 10.9% which, after excluding the effects of the Electrical Sale, compares to a gross profit margin of 14.1% for the year ended December 31, 2002. The comparative decline in gross profit was principally the result of lower margins related to the outside copper rod sales in 2003 (as compared to other products) and, to a lesser degree, comparative decreases in the magnet wire and distribution segment's gross profit margin percentages caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        Combined SG&A expense for the year ended December 31, 2003 was $82.3 million, a decrease of 43% as compared to SG&A expense of $143.9 million for the comparable 2002 period. SG&A expense for the 2002 period relating to the Electrical Group, DNE and Superior Israel amounted to $54.3 million. Excluding the effects of the Electrical Sale, combined SG&A expense decreased $7.3 million as compared to the corresponding 2002 period due primarily to cost reductions in Superior TeleCom's business units in response to reduced sales and reductions in non-reorganization related professional fees.

        During the year ended December 31, 2002, Superior TeleCom recorded restructuring and other charges of $37.8 million. These charges included $31.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of the communications cable segment's Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities, (ii) the closure of the magnet wire and distribution segment's Rockford, Illinois manufacturing facility, (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were taken to more closely align the productive capacity with market demand levels and to reduce overall manufacturing costs. The $37.8 million charge included a $22.6 million write-down of property, plant and equipment, $9.0 million of employee separation costs (relating to 422 employees) and $6.2 million of other facility related closure costs. Superior TeleCom incurred an additional $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the communications cable segment's Elizabethtown and Winnipeg facilities offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom's Canadian subsidiary. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom's Chapter 11 filings, $1.1 million of severance payments related to a workforce reduction at Superior TeleCom's U.K. subsidiary, $2.3 million of asset impairments resulting from closure of one of Superior TeleCom's continuous copper rod casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment. Restructuring and other charges for the period November 11, 2003 to December 31, 2003 were $1.2 million consisting primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments.

        As discussed in Note 15 to the consolidated financial statements, Superior TeleCom incurred a non-cash loss on asset sale and impairment charge of $177.9 million in 2002 associated with the Electrical Sale. The charge related principally to Superior TeleCom's Electrical Group wire business. As discussed below, Superior TeleCom also incurred a goodwill impairment charge in the fourth quarter of 2002 of $324.7 million.

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

        Superior TeleCom recorded a benefit from reorganization items related to its Chapter 11 filing of $890.7 million during the period January 1, 2003 to November 10, 2003 comprised of (i) a gain of $976.4 million on cancellation of indebtedness upon implementation of the plan of reorganization, (ii) gains on settlement of pre-petition liabilities of $5.2 million, (iii) $18.6 million of post-petition professional fees relating to the reorganization, (iv) $27.0 million to adjust the carrying value of Superior TeleCom's Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of this liability, (v) $26.4 million to write off deferred debt issuance costs associated with Superior TeleCom's pre-petition debt, (vi) $4.5 million of employee retention and severance payments, (vii) fresh start reporting adjustments of $12.1 million and (viii) $2.3 million of other reorganization related costs.

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

        Superior TeleCom recorded a full valuation allowance for the period January 1, 2003 to November 10, 2003 on its net deferred tax assets as the realization of such assets in future periods was uncertain as a result of the bankruptcy filing. The tax benefit recorded for the period January 1, 2003 to November 10, 2003 primarily represents the elimination of the net deferred tax liabilities existing at December 31, 2002. Our effective tax rate for the period November 10, 2003 to December 31, 2003 was 34%.

        Superior TeleCom adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of Superior TeleCom and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provided that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of economic and industry specific conditions affecting Superior TeleCom's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $424 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge included $166 million related to the Electrical Group and $258 million related to the magnet wire and distribution segment.

Liquidity and Capital Resources

  Cash from Operating Activities

        We reported cash provided by operating activities of $21.5 million for the year ended December 31, 2004 compared to cash provided by operating activities of $68.3 million on a combined basis for the year ended December 31, 2003. Cash from operations for the combined 2003 period was positively impacted by Superior TeleCom's Chapter 11 filing as payment of interest on pre-petition indebtedness was suspended and actions to collect pre-petition liabilities were stayed pending settlement under a plan of reorganization. In addition, cash from operations for the combined 2003 period included approximately $58.1 million of tax refunds related to Superior TeleCom's fiscal 2002. The tax refund was used to repay pre-petition indebtedness. Cash provided by operating activities for the year ended December 31, 2004 includes a net working capital increase of $5.9 million (exclusive of inventories acquired in the Belden and Nexans asset acquisitions) which reflects incremental accounts receivable attributable primarily to sales under customer contracts acquired in the Belden and Nexans asset acquisitions and the impact of substantially higher copper costs. Additionally, we paid approximately $12.2 million during 2004 of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings and $11.9 million to fund our defined benefit pension plan. Working capital at December 31, 2004 was favorably impacted by an advance payment of $6 million in late December 2004 by one of our major copper rod customers. We closed the Belden Asset Acquisition and the Nexans Asset Acquisition in 2004 and paid a total purchase price of $87.1 million, including related fees and expenses. The purchase price for the acquisitions was primarily financed with the proceeds from our 9% Notes offering. Additionally, a contingent payment of up to $10 million is payable with respect to the Belden Asset Acquisition nine months after the closing based on business relationships successfully transitioned to us. We accrued the full $10 million contingent payment as of December 31, 2004, which was paid in March 2005.

  Capital Resources

        As previously discussed, the plan of reorganization provided for the issuance, as of the effective date of the plan of reorganization (or as soon thereafter as practicable), of the senior notes of Superior Essex Communications and Essex Group, the series A preferred stock of Superior Essex Holding and 16,500,000 shares of our common stock.

        The senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 9 1/2%. On April 29, 2004 we redeemed the senior notes with the proceeds from a Rule 144A private placement offering of $257.1 million of 9% unsecured senior notes (the "9% Notes"), completed on April 14, 2004. Interest on the 9% Notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% Notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition. In October 2004, we completed an exchange offering whereby the 9% Notes were exchanged for an equal amount of registered notes with substantially identical terms.

        The 9% Notes were issued by Superior Essex Communications and Essex Group and are fully and unconditionally guaranteed by us and each of our existing and future domestic subsidiaries. We may redeem some or all of the 9% Notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year:	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

        We may also redeem up to 40% of the aggregate principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control as specified in the indenture governing the 9% Notes, holders of the 9% Notes will have the right to require us to purchase all or a portion of the outstanding 9% Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

        The indenture governing the 9% Notes contains covenants which restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of our assets.

        Holders of the series A preferred stock issued by our subsidiary, Superior Essex Holding, are entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors.

        On November 10, 2003, Superior Essex Communications and Essex Group entered into a $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. In 2004, the senior secured revolving credit facility was amended to increase the total facility amount by $55 million to $175 million. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin in effect for the first quarter of 2005 is 1.75% for LIBOR loans and 0.25% for base rate loans. The weighted average interest rate was 4.2% and 3.7% at December 31, 2004 and 2003, respectively. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include a rent reserve related to property on which collateral is located. Under the revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to the Company except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $30.0 million was drawn under this facility as of December 31, 2004. Undrawn availability (after considering outstanding letters of credit) on such date amounted to $134.0 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

  Liquidity

        Our principal cash requirements generally include interest payments on our senior secured revolving credit facility and the 9% Notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $15 million annually, the Belden Asset Acquisition contingent payment and obligations related to our defined benefit pension plans. In addition, the price of copper, our principal raw material, has increased approximately 43% as of December 31, 2004 compared to December 31, 2003. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements. We have experienced an increase in net working capital (excluding short-term borrowings) at December 31, 2004 of approximately $65.8 million compared to December 31, 2003 reflecting the increase in copper prices as well as the impact of the Belden and Nexans Asset Acquisitions. We have also announced plans to construct a wholly owned greenfield manufacturing facility near Shanghai in China. Total investment for the initial phase of construction is expected to be approximately $25 million expended in 2005 and 2006.

        As described under "Business—Magnet Wire and Distribution," in February 2005 we announced the signing of a non-binding MOU with Nexans regarding potential transactions involving Nexans' magnet wire operations in Europe and China. Under the MOU, our total cash investment for both the European joint venture and Chinese stake would be approximately $32 million. It is expected that the joint venture will obtain external financing for its operations. Closing of the transactions is subject to a number of conditions, including among others successful due diligence and execution of definitive binding joint venture and purchase agreements.

        We believe that cash provided by operations, together with borrowing availability under our senior secured revolving credit facility together with our cash on hand ($18 million at December 31, 2004) will be sufficient to meet our obligations (including the potential transactions involving Nexans' magnet wire operations discussed above) and fund our working capital requirements for the foreseeable future.

Contractual Obligations

        As of December 31, 2004, our long-term debt obligations and future minimum payments under capital and operating leases with terms over one year were as follows (in thousands):

	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years	Total
9% Senior notes, including interest payments(a)	$23,139	$23,139	$23,139	$23,139	$23,139	$314,948	$430,643
Series A redeemable preferred stock, including dividends(b)	475	475	475	475	475	6,900	9,275
Sale/leaseback finance obligation(c)	672	672	672	672	7,672	—	10,360
Operating leases	7,438	5,555	4,335	3,174	917	3,301	24,720
Other long term obligations(d)	3,513	2,457	773	229	72	26,299	33,343
Commodity purchase obligations(e)	46,860	540	—	—	—	—	47,400

	$82,097	$32,838	$29,394	$27,689	$32,275	$351,448	$555,741

(a)
The 9% Notes were issued with an aggregate principal balance of $257.1 million and are due in April 2012. Interest on the 9% Notes is payable April 15 and October 15 of each year at the rate of 9% per annum. We may redeem the 9% Notes at any time after April 15, 2008 at redemption prices commencing at 104.5% of the principal amount thereof for redemptions commencing during the twelve-month period beginning April 15, 2008 and declining to 100% of the principal amount thereof for redemptions commencing after April 15, 2010. We may also redeem up to 40% of the aggregate principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed prior to April 15, 2007.

(b)
The series A preferred stock is entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semiannually. The series A preferred stock is subject to mandatory redemption at $1 per share, plus accrued and unpaid dividends, in November 2013. The series A preferred stock may be redeemed, at our option at any time, at $1 per share plus accrued and unpaid dividends.

(c)
The sale/leaseback finance obligation reflects a one-time purchase option during the period from December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair market value of the leased property. Annual interest payments are fixed at $0.7 million per year subject to a tri-annual escalator based on increases in the consumer price index.

(d)
Other long-term obligations relate to the estimated funding of our defined benefit pension plans. The estimated contributions to our defined benefit pension plan represent the minimum required contributions calculated using an assumed rate of return on assets of 8% and a current liability rate of 6.6%.

(e)
Commodity purchase obligations consist of forward fixed price purchase commitments principally for copper cathode, and to a lesser degree, for aluminum and natural gas. We enter into copper cathode purchase obligations to match the copper component of product pricing for outstanding customer orders. We expect that all of these commodity purchases will be used in our normal manufacturing operations.

Critical Accounting Policies

        Our consolidated financial statements and the consolidated financial statements of Superior TeleCom are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 2 to the audited consolidated financial statements. Management believes that the application of policies regarding the implementation of fresh-start reporting, LIFO inventories, establishment of allowances for accounts receivable and inventories, long-lived asset and goodwill impairment, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

        Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, the reorganization value is allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Information concerning the determination of our reorganization value is included in Note 1 to the accompanying consolidated financial statements. The reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value. Deferred taxes were reported in conformity with existing generally accepted accounting principles. The determination of reorganization value and the net fair values of the assets and liabilities was subject to significant estimation and assumptions. Actual results could differ from the estimates made.

        We utilize the last-in first-out (LIFO) method of inventory accounting for the majority of our magnet wire and copper rod inventories. Under the LIFO method, cost of sales reflects the current costs of magnet wire and copper rod inventories, while balance sheet inventories are valued at historical costs in the periods the LIFO layers were created. In periods of volatile copper prices, significant differences can arise between the replacement cost of copper inventories and the historic LIFO cost. If we were not able to recover the LIFO value of our inventory at a profit in some future period when replacement costs are lower than the LIFO value of our inventory, we would be required to take a charge to recognize in our income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, we would experience a decline in reported margins. Conversely, if LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, we would experience an increase in reported margins.

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

        We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets are subject to a high degree of judgment and complexity.

        Valuation allowances for deferred tax assets are established when it is estimated it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

        Insurance reserves are provided for estimates of losses due to claims for worker's compensation and health insurance for which we are self-insured subject to certain individual and aggregate limitations. Insurance reserves are established based on estimates of the ultimate value of incurred claims, which often have long periods of resolution. Ultimate claim values are estimated by application of various claim development methodologies to historical paid loss, incurred loss and claim count information. We closely monitor the claims to maintain adequate reserves.

        Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment", a revision of Statement 123, "Accounting for Stock Based Compensation." Statement 123(R) supercedes APB Opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for periods beginning after June 15, 2005. We intend to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. We will adopt Statement 123(R) effective July 1, 2005 and expect to recognize incremental non-cash compensation expense related to currently outstanding options and awards of approximately $0.4 million in 2005.

        In November 2004, the FASB issued Statement 151, "Inventory". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" specified in ARB No. 43. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for periods beginning after June 15, 2005. We do not expect that adoption of Statement 151 will have a material effect on our financial position or results of operations.

        In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. This Statement amends Opinion No. 29 to eliminate the exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that adoption of Statement 151 will have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We, to a limited extent, use or have used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but we do not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

        The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement which are generally expected to occur in the next twelve months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At December 31, 2003, a total of $0.6 million of the unrealized gain arose during the period November 11, 2003 to December 31, 2003 and is recorded in other comprehensive income. We recorded a liability of $3.0 million representing the unrealized loss on sales commitments to customers in connection with the application of fresh- start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time. Our commodities futures purchase contracts are summarized as follows at December 31, 2004 and 2003:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2004:
Copper	12,950	2005	$1.378	$2,965
Copper	1,350	2006	1.264	220

				$3,185

December 31, 2003:
Copper	10,525	2004	1.039	3,150
Aluminum	5,181	2004	0.721	496

				$3,646

        At December 31, 2003 we also had futures contracts to purchase 110,000 MMBTUs of natural gas which expired in June 2004 with a fair value of $0.1 million. Additionally, at December 31, 2003, we had futures sales contracts for 10.7 million pounds of copper, or $9.5 million, expiring in March 2004 with an estimated fair value(loss) of $(1.6) million. Changes in the fair value of these futures sales contracts are recorded in the consolidated statement of operations on the same line as the underlying exposure being hedged.

Interest rate risk management

        In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of December 31, 2004 and 2003:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
December 31, 2004:
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$359
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—
December 31, 2003:
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$442
Interest rate cap	30,000	30-day LIBOR	5.0%	December 2004	—

Foreign currency exchange risk management

        We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At December 31, 2004, we had outstanding foreign currency forward exchange contracts to exchange 7.5 million Canadian dollars for $6.2 million in February 2005. The fair value of the forward exchange contracts was insignificant at December 31, 2004. No foreign currency forward exchange contracts were outstanding at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 and Superior TeleCom's consolidated financial statements for the period January 1, 2003 to November 10, 2003 and for the year ended December 31, 2002, the report of the independent registered public accountants thereon, the financial statement schedule required under Regulation S-X, and our unaudited quarterly results of operations for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 and for Superior TeleCom for the period January 1, 2003 to November 10, 2003, are submitted herein as a separate section following Item 15 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Superior Essex Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 15, 2005

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

        We have adopted a code of ethics which applies to all officers, directors and employees and is filed as Exhibit 14 to this Form 10-K. The Code of Ethics is entitled Code of Ethics and Business Conduct and is available on our website, www.superioressex.com, under the "Investor Center—Corporate Governance" caption. Any amendments or waivers to the Code of Ethics and Business Conduct will be disclosed on our website promptly following the date of such amendment or waiver. Information on our website, however, does not form a part of this Form 10-K.

        The other information called for by Item 10 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

Item 11. Executive compensation

        Information called for by Item 11 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information called for by Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

        Information called for by this Item 12 with respect to the securities authorized for issuance under equity compensation plans is incorporated by reference from the section captioned "Equity Compensation Plan Information" in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Item 13. Certain Relationships and Related Transactions

        Information called for by Item 13 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

        Information called for by Item 14 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

Item 15. Exhibits, Financial Statement Schedules

        (a)(1), (a)(2)    See the separate section of this report following Item 15 for a list of financial statements and schedules filed herewith.

        (a)(3)    Exhibits as required by Item 601 of Regulation S-K are listed in Item 15(b) below.

        (b)    Exhibits

Exhibit Number	Description
2.1	Disclosure Statement with respect to First Amended Joint Plan of Reorganization of Superior TeleCom Inc. and its affiliated debtors and debtors-in-possession (including the Amended Joint Plan of Reorganization attached as Exhibit A thereto) (incorporated herein by reference to Exhibit 2(a) to the Registration Statement on Form 10 (Registration No. 000-50514) of Superior Essex Inc., as filed with the Securities and Exchange Commission on December 15, 2003, as amended (the "Superior Essex Form 10")).
2.2	Asset Purchase Agreement, dated as of March 18, 2004, by and among Superior Essex Communications LLC, Belden Communications Company and Belden (Canada) Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Essex Inc. dated June 16, 2004).
3.1	Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(a) to the Superior Essex Form 10).
3.2	Restated By-Laws of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(b) to the Superior Essex Form 10).
4.1	Indenture dated as of April 14, 2004 among Superior Essex Communications LLC and Essex Group, Inc., as Co-Issuers, the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended March 31, 2004 (the "Q1 2004 Form 10-Q")).
4.2	Form of 9% Senior Series B Note due 2012 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 10.3 to the Q1 2004 Form 10-Q).
4.3	Escrow Agreement dated April 14, 2004, between Superior Essex Communications LLC and Essex Group Inc. as the issuers and The Bank of New York Trust Company, N.A. as escrow agent (incorporated herein by reference to Exhibit 10.4 to the Q1 2004 Form 10-Q).
4.4	Registration Rights Agreement dated April 14, 2004 by and among Superior Essex Communications LLC, Essex Group, Inc., the Guarantors named therein, J.P. Morgan Securities Inc., Lehman Brothers Inc., UBS Securities LLC, Wachovia Capital Markets, LLC and Fleet Securities, Inc. (incorporated herein by reference to Exhibit 10.5 to the Q1 2004 Form 10-Q).
4.5	Registration Rights Agreement, dated as of November 10, 2003, by and among Superior Essex Inc., the holders of Registrable Common Stock (as defined therein) and the holders of the Warrants (as defined therein) and such other Persons who may become a party thereto pursuant to Section 16 or 19(i) thereof (incorporated herein by reference to Exhibit 10(b) to the Superior Essex Form 10).
4.6	Form of Director Restricted Stock Certificate* (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004).
10.1	Credit Agreement, dated November 10, 2003, by and among Superior Essex Communications LLC, as a borrower, Essex Group, Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10 (a) to the Superior Essex Form 10).

10.2	First Amendment to Credit Agreement, dated February 20, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2003 (the "2003 Form 10-K")).
10.3	Second Amendment to Credit Agreement, dated March 18, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co-lead arrangers (incorporated herein by reference to Exhibit 10(c) to the 2003 Form 10-K).
10.4	Third Amendment to Credit Agreement, dated April 2, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, a collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Q1 2004 Form 10-Q).
10.5	Fourth Amendment to Credit Agreement, dated April 30, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.2 to the Q1 2004 Form 10-Q).
10.6	Fifth Amendment to Credit Agreement, dated June 16, 2004, by and among Superior Essex Communications LLC, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended June 30, 2004).
10.7	Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).
10.8	Superior Essex Inc. 2003 Stock Incentive Plan* (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10.9	Employment Agreement, dated November 10, 2003, between Superior Essex and Stephen M. Carter* (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).
10.10	Employment Agreement, dated March 15, 2004, between SEI and David S. Aldridge* (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10-K).
10.11	Employment Agreement, dated March 15, 2004, between SEI and Justin F. Deedy, Jr.* (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10-K).
10.12	Employment Agreement, dated March 5, 2004, between SEI and H. Patrick Jack* (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).
10.13	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford* (incorporated herein by reference to Exhibit 10.6 to the Q1 2004 Form 10-Q).

10.14	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup* (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).
10.15	Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).
10.16	First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the "1995 Alpine 10-K")).
10.17	Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).
10.18	Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom Inc., as filed with the Securities and Exchange Commission on August 9, 1996, as amended (the "Superior TeleCom S-1")).
10.19	First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).
10.20	Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the "1999 Superior TeleCom 10-K")).
10.21	Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).
10.22	Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001).
10.23	Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2002).
10.24	Superior Essex Inc. Senior Executive Retirement Plan* (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)
10.25	Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)
10.26	Superior Essex Inc. Director Compensation Plan* (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004).

10.27	Sixth Amendment to Credit Agreement, dated March 11, 2005, by and among Superior Essex Communications LP, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, and General Electric Capital Corporation, as syndication agent for the lenders.
10.28	Key Employee Retention Plan* (incorporated herein by reference to Exhibit 10(m) to the Superior Essex Form 10).
14	Code of Ethics and Business Conduct of Superior Essex Inc. (incorporated herein by reference to Exhibit 14 to the 2003 Form 10-K).
21	List of Subsidiaries.
23	Consent of Deloitte & Touche LLP.
24	Powers of Attorney.
31.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

        (c)    See the separate section of this report following Item 15 for a list of financial statements and schedules filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following financial statements of Superior Essex Inc. and Superior TeleCom Inc. are included at the indicated page in this annual report:

Page
Audited Consolidated Financial Statements of Superior Essex Inc. as of December 31, 2004 and 2003 and for the Year Ended December 31, 2004 and the Period November 11, 2003 to December 31, 2003 and Audited Consolidated Financial Statements of Superior TeleCom Inc. for the Period January 1, 2003 to November 10, 2003 and the Year Ended December 31, 2002
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Superior Essex Inc. and subsidiaries (successor) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2004 and the period November 11, 2003 (inception) to December 31, 2003. We have audited the consolidated statements of operations, stockholders' equity (deficit), and cash flows of Superior TeleCom Inc. and subsidiaries (predecessor) for the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Essex Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Superior TeleCom Inc. and subsidiaries for the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, (1) effective January 1, 2002 the method of accounting for goodwill and other intangible assets was changed to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"; (2) effective January 1, 2003, the accounting for costs associated with exit or disposal activities was changed to conform with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and was applied to exit and disposal costs incurred in 2003 and 2004; and (3) effective June 1, 2003, Statement of Financial Accounting Standards, No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was adopted and applied to financial instruments issued after that date.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 15, 2005

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,312	$10,606
Accounts receivable, net	144,954	100,893
Inventories, net	160,869	119,787
Other current assets	25,848	23,316

Total current assets	349,983	254,602
Property, plant and equipment, net	239,219	223,318
Intangible and other long-term assets	41,769	9,005

Total assets	$630,971	$486,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings	$30,785	$42,755
Accounts payable	66,155	35,866
Accrued expenses	57,506	58,199

Total current liabilities	154,446	136,820
Long term debt	262,444	157,000
Other long-term liabilities	39,883	29,213

Total liabilities	456,773	323,033

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock ($.01 par value, 7,000,000 shares authorized, none issued or outstanding)	—	—
Common stock ($.01 par value; 33,000,000 shares authorized; 17,048,694 and 16,500,000 shares issued at December 31, 2004 and 2003, respectively)	171	165
Capital in excess of par value	171,187	168,135
Accumulated other comprehensive income	95	1,221
Retained earnings (accumulated deficit)	8,045	(2,443)

	179,498	167,078
Equity based unearned compensation	(4,868)	(3,186)
Treasury stock, at cost (26,770 shares at December 31, 2004)	(432)	—

Total stockholders' equity	174,198	163,892

Total liabilities and stockholders' equity	$630,971	$486,925

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
Net sales	$1,424,641	$126,409	$861,629	$1,439,958
Cost of goods sold	1,286,050	116,354	764,311	1,268,695

Gross profit	138,591	10,055	97,318	171,263
Selling, general and administrative expenses	92,864	10,284	71,969	143,950
Restructuring and other charges	2,030	1,184	8,638	37,757
Loss on asset sale and impairments (Notes 6 and 15)	—	—	—	502,578

Operating income (loss)	43,697	(1,413)	16,711	(513,022)
Interest expense (contractual interest of $113,500 for the period January 1, 2003 to November 10, 2003)	(26,334)	(2,650)	(26,659)	(114,323)
Other (expense) income, net	69	349	(785)	(2,916)
Reorganization items	—	—	890,729	—

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	17,432	(3,714)	879,996	(630,261)
Income tax benefit (expense)	(6,944)	1,271	2,759	106,665

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change for goodwill impairment	10,488	(2,443)	882,755	(523,596)
Distributions on preferred securities of Superior Trust I	—	—	(5,050)	(16,654)
Minority interest in losses of subsidiaries	—	—	—	3,462

Income (loss) before cumulative effect of accounting change for goodwill impairment	10,488	(2,443)	877,705	(536,788)
Cumulative effect of accounting change for goodwill impairment	—	—	—	(424,503)

Net income (loss)	$10,488	$(2,443)	$877,705	$(961,291)

Net income (loss) per share of common stock:
Basic:
Income (loss) before cumulative effect of accounting change for goodwill impairment	$0.63	$(0.15)	$40.25	$(25.22)
Cumulative effect of accounting change for goodwill impairment, net	—	—	—	(19.94)

Net income (loss) per basic share of common stock	$0.63	$(0.15)	$40.25	$(45.16)

Diluted:
Income (loss) before cumulative effect of accounting change for goodwill impairment	$0.63	$(0.15)	$34.43	$(25.22)
Cumulative effect of accounting change for goodwill impairment, net	—	—	—	(19.94)

Net income (loss) per diluted share of common stock	$0.63	$(0.15)	$34.43	$(45.16)

Weighted average shares outstanding:
Basic	16,526	16,500	21,809	21,287
Diluted	16,676	16,500	25,640	21,287

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock					Treasury Stock
			Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)			Equity Based Unearned Compensation		Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount		Total
Superior TeleCom Inc.:
Balance December 31, 2001	21,667,661	$217	$43,651	$(12,164)	$63,833	813,357	$(18,797)	$—	$76,740
Employee stock purchase plan	163,575	2	157	—	—	—	—	—	159
Stock options and grants	348,598	3	1,020	—	(187)	(18,147)	419	—	1,255
Net loss	—	—	—	—	(961,291)	—	—	—	(961,291)	$(961,291)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	6,195	—	—	—	—	6,195	6,195
Additional minimum pension liability (net of tax benefit of $3,839)	—	—	—	(6,492)	—	—	—	—	(6,492)	(6,492)
Change in unrealized gains (losses) on derivatives, net	—	—	—	(590)	—	—	—	—	(590)	(590)

Total comprehensive loss										$(962,178)

Balance December 31, 2002	22,179,834	222	44,828	(13,051)	(897,645)	795,210	(18,378)	—	(884,024)
Employee stock purchase plan	—
Stock options and grants	—	4	711	—	(173)	(16,741)	387	—	929
Net income	—	—	—	—	877,705	—	—	—	877,705	$877,705
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	(341)	—	—	—	—	(341)	(341)
Additional minimum pension liability	—	—	—	1,712	—	—	—	—	1,712	1,712
Change in unrealized gains (losses) on derivatives, net	—	—	—	3,697	—	—	—	—	3,697	3,697
Other	—	—	—	(26)	—	—	—	—	(26)	(26)

Total comprehensive income										$882,747

Plan of reorganization and fresh-start:
Elimination of accumulated deficit	—	—	—	8,009	20,113	—	—	—	28,122
Cancellation of Superior TeleCom Inc. Shares	(22,179,834)	(226)	(45,539)	—	—	(778,469)	17,991	—	(27,774)

Balance November 10, 2003	—	$—	$—	$—	$—	—	$—	$—	$—

	Common Stock					Treasury Stock
			Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)			Equity Based Unearned Compensation		Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount		Total
Superior Essex Inc.:
Balance November 11, 2003	—	$—	$—	$—	$—	—	$—	$—	$—
Issuance of stock under plan of reorganization	16,500,000	165	164,835	—	—	—	—	—	165,000
Restricted stock awards	—	—	3,300	—	—	—	—	(3,300)	—
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	114	114
Net loss	—	—	—	—	(2,443)	—	—	—	(2,443)	$(2,443)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	876	—	—	—	—	876	876
Change in unrealized gains(losses) on derivatives, net of tax of $250	—	—	—	380	—	—	—	—	380	380
Other	—	—	—	(35)	—	—	—	—	(35)	(35)

Total comprehensive loss										$(1,222)

Balance December 31, 2003	16,500,000	$165	$168,135	$1,221	$(2,443)	—	$—	$(3,186)	$163,892
Restricted stock awards	548,694	6	3,052	—	—	26,770	(432)	(3,055)	(429)
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	1,373	1,373
Net income	—	—	—	—	10,488	—	—	—	10,488	10,488
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	1,452	—	—	—	—	1,452	1,452
Additional minimum pension liability, net of tax benefit of $2,679	—	—	—	(4,190)	—	—	—	—	(4,190)	(4,190)
Change in unrealized gains on derivatives, net of tax of $994	—	—	—	1,561	—	—	—	—	1,561	1,561
Other	—	—	—	51	—	—	—	—	51	51

Total comprehensive income										$9,362

Balance December 31, 2004	17,048,694	$171	$171,187	$95	$8,045	26,770	$(432)	$(4,868)	$174,198

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Income (loss) before cumulative effect of accounting change for goodwill impairment	$10,488	$(2,443)	$877,705	$(536,788)
Adjustments:
Depreciation and intangible amortization	22,052	2,574	25,114	43,711
Deferred distributions on Trust Convertible Preferred Securities	—	—	5,050	15,424
Amortization of deferred financing costs and discount	1,928	122	7,058	16,211
Interest costs satisfied by payment-in-kind notes	—	—	—	21,205
Write-down of idled property, plant and equipment	—	—	3,083	22,812
Loss on asset sale and impairments	—	—	—	502,578
Loss on early extinguishment of debt	405	—	—	—
Deferred income taxes	1,174	(573)	(3,259)	(62,551)
Minority interest in losses of subsidiary	—	—	—	(3,462)
Reorganization items	—	—	(890,729)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(43,479)	4,473	(20,830)	7,986
Inventories, net	3,484	12,111	(18,716)	52,527
Other current and noncurrent assets	5,202	(9,077)	54,305	(39,566)
Accounts payable, accrued expenses and other liabilities	28,874	(10,940)	33,615	(55,445)
Other, net	3,605	459	7,910	3,051

Cash flows provided by (used for) operating activities before reorganization items	33,733	(3,294)	80,306	(12,307)
Reorganization items paid, net	(12,190)	—	(8,663)	—

Cash flows provided by (used for) operating activities	21,543	(3,294)	71,643	(12,307)

Cash flows from investing activities:
Belden and Nexans asset acquisitions	(87,080)	—	—	—
Capital expenditures	(15,344)	(1,739)	(2,838)	(10,123)
Net proceeds from the sale of assets	1,473	—	5,681	83,576
Superior Israel customer loan repayments (advances)	—	—	—	6,157
Other	—	—	633	1,013

Cash flows provided by (used for) investing activities	(100,951)	(1,739)	3,476	80,623

Cash flows from financing activities:
Repayments of short-term borrowings, net	(12,030)	(1,151)	(13,788)	(66,697)
Borrowings (repayments) under pre-petition revolving credit facilities, net	—	—	(28,527)	30,239
Debt issuance costs	(5,897)	—	(3,900)	(3,939)
Long-term borrowings	250,004	—	—	1,479
Repayments of long-term borrowings	(145,000)	—	(20,203)	(41,677)
Other, net	—	—	—	159

Cash flows provided by (used for) financing activities	87,077	(1,151)	(66,418)	(80,436)

Effect of exchange rate changes on cash	37	558	430	(90)

Net increase (decrease) in cash and cash equivalents	7,706	(5,626)	9,131	(12,210)
Cash and cash equivalents at beginning of period	10,606	16,232	7,101	19,311

Cash and cash equivalents at end of period	$18,312	$10,606	$16,232	$7,101

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$21,462	$4,642	$25,787	$85,437
Cash (received) paid for income taxes, net	$2,122	$65	$(58,331)	$(17,262)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Organization

Description of business and basis of presentation

        Superior Essex Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Superior Essex"), a Delaware holding company, and its operating subsidiaries were formed to acquire and conduct the business formerly conducted by Superior TeleCom Inc. ("Superior TeleCom"), and its subsidiaries, pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and implemented by Superior TeleCom effective November 10, 2003 as discussed below. As a result of the reorganization and the Company's implementation of fresh-start reporting as described below, the consolidated financial statements of the Company (the successor entity for purposes of fresh-start reporting) for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom, the Company's predecessor, for periods prior to the effective date of the plan of reorganization.

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

        Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of Superior TeleCom's leverage, the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications sector caused by, among other things, substantial spending reductions by the regional Bell operating companies, sometimes referred to as RBOCs, and independent telephone operating companies, and reduced demand levels in the magnet wire sector.

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

        In accordance with the plan of reorganization, on November 10, 2003, the effective date of the plan, the Company acquired the business formerly conducted by Superior TeleCom and its subsidiaries, and Superior TeleCom and certain of its dormant subsidiaries were deemed dissolved and ceased to have continuing corporate existences, subject only to obligations under the plan of reorganization to satisfy allowed claims. Except as otherwise provided in the plan of reorganization or certain debt documents, on and after the effective date of the plan, all property of Superior TeleCom and its subsidiaries vested in the Company, free and clear of all liens, claims, charges or other encumbrances. On and after the effective date of the plan of reorganization, the Company began operating its business without supervision or approval by the Bankruptcy Court.

        The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

  •
  the distribution to Superior TeleCom's senior secured debt holders or their transferees of (1) 16,500,000 shares of common stock of Superior Essex, representing 100% of the then outstanding common stock of Superior Essex, (2) 5,000,000 shares of series A non-convertible preferred stock of Superior Essex Holding Corp. ("Superior Essex Holding"), the Company's direct subsidiary, referred to herein as the series A preferred stock, and (3) $145 million principal amount of 9 1/2% senior notes jointly issued by Superior Essex Communications LP ("Superior Essex Communications"—formerly Superior Essex Communications LLC), Superior Essex Holding's direct subsidiary, and Essex Group, Inc. ("Essex Group"), Superior Essex Holding's indirect subsidiary, having a five-year term, referred to herein as the 9 1/2% senior notes;

  •
  the distribution to holders of Superior TeleCom's senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of common stock of Superior Essex at a price of $25.00 per share;

  •
  the payment of $3 million in cash to holders of general unsecured claims against Superior TeleCom;

  •
  the consummation of a new $120 million senior secured revolving credit facility (see Note 7) to (1) fund repayment of Superior TeleCom's "debtor in possession," or DIP, credit facility and certain expenses relating to the plan of reorganization, (2) provide for working capital needs, (3) fund debt service on the senior notes of Superior Essex Communications and Essex Group and Superior Essex Holding's series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of Superior Essex's business;

  •
  the cancellation of all pre-bankruptcy senior secured debt of Superior TeleCom;

  •
  the cancellation of all pre-bankruptcy senior subordinated notes of Superior TeleCom;

  •
  the cancellation of all 8 1/2% convertible subordinated debentures of Superior TeleCom, which had previously been distributed to holders of the 8 1/2% trust convertible preferred securities of Superior Trust I in liquidation of that trust (see Note 10);

  •
  the cancellation of all equity and debt interests held in Superior TeleCom by The Alpine Group, Inc. ("Alpine"), Superior TeleCom's former principal stockholder;

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

        In connection with its development of the plan of reorganization Superior TeleCom directed its financial advisor to prepare a valuation analysis of its business and the new securities to be issued under the Plan. In preparing this analysis, Superior TeleCom's financial advisors, among other things, (a) reviewed certain recent publicly available financial results of Superior TeleCom, (b) reviewed certain interim financial and operating data of Superior TeleCom, (c) discussed with certain senior executives the current operations and prospects of Superior TeleCom, (d) reviewed certain operating and financial forecasts prepared by Superior TeleCom, including the financial projections contained in Superior TeleCom's Disclosure Statement, (e) discussed with certain senior executives of Superior TeleCom key assumptions related to the financial projections, (f) prepared 4 1/2 year discounted cash flow analyses based on the financial projections, utilizing various discount rates ranging from 11% to 15% and EBITDA terminal multiples of 5x to 6.5x based on relevant comparable company analysis, (g) considered the market value of certain publicly traded companies in businesses reasonably comparable to the operating business of Superior TeleCom and (i) conducted such other analyses as they deemed necessary under the circumstances.

        As a result of such analyses, review, discussions, considerations and assumptions, Superior TeleCom's financial advisor presented estimates that the total enterprise value of Superior TeleCom was within a range of $350 million to $400 million with a mid-point value of $375 million. The Company used the mid-point valuation of $375 million as the basis for its reorganization value for purposes of applying fresh-start reporting. The total enterprise value of $375 million and its derivation was a key element in negotiations with Superior TeleCom's creditors and equity holders in developing the plan of reorganization which was ultimately approved by Superior TeleCom's creditors and the Bankruptcy Court. The allocation of the reorganization value as of the effective date of the plan of reorganization, which was subject to minor revisions upon finalization of the asset valuations, is summarized as follows (in thousands):

Common equity value	$165,000
Long term debt:
Senior notes	145,000
Sale/leaseback finance obligation	7,000
Series A preferred stock	5,000
Exit financing, including pre emergence accrued reorganization costs	53,000

375,000
Accounts payable and accrued expenses	94,968
Long term liabilities, primarily defined benefit pension obligations	29,055

499,023
Current assets	(267,711)
Other long term assets, primarily debt issue costs	(7,531)
Property, plant and equipment	(223,781)

$—

        The following table reflects adjustments to the consolidated balance sheet resulting from implementation of the plan of reorganization and application of fresh start reporting as of November 10, 2003, the effective date of the plan of reorganization:

	Superior TeleCom Inc. November 10, 2003	Plan of Reorganization		Fresh-Start		Superior Essex Inc. November 10, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,232					$16,232
Accounts receivable	105,366					105,366
Inventories, net	123,082			8,814	(e)	131,896
Other current assets	14,217					14,217

Total current assets	258,897			8,814		267,711
Property, plant and equipment, net	247,475			(23,694	)(f)	223,781
Other assets	28,966	1,975	(b)	(498	)(e)	7,531
		(22,912	)(c)

Total assets	$535,338	(20,937)		(15,378)		$499,023

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$40,864	3,042	(b)			$43,906
Accounts payable	42,227	3,000	(a)			45,227
Accrued expenses	39,210	18,993	(a)	1,429	(e)	58,835
		(797	)(b)

Total current liabilities	122,301	24,238		1,429		147,968
Long-term debt	—	157,000	(a)			157,000
Other long-term liabilities	16,167	17,576	(a)	(4,688	)(e)	29,055

Total liabilities not subject to compromise	138,468	198,814		(3,259)		334,023
Liabilities subject to compromise	1,337,965	(1,337,965	)(a)			—

Total liabilities	1,476,433	(1,139,151)		(3,259)		334,023
Stockholders' equity (deficit):
Old common stock	226			(226	)(d)	—
New common stock	—	165	(a)			165
Capital in excess of par value	45,539	164,835	(a)	(45,539	)(d)	164,835
Accumulated other comprehensive loss	(8,009)			8,009	(d)	—
Accumulated deficit	(960,860)	(270	)(b)	7,646	(d)	—
		(22,912	)(c)
		976,396	(a)

	(923,104)	1,118,214		(30,110)		165,000
Treasury stock	(17,991)			17,991	(d)	—

Total stockholders' equity (deficit)	(941,095)	1,118,214		(12,119)		165,000

Total liabilities and stockholders' equity (deficit)	$535,338	(20,937)		(15,378)		$499,023

(a)
To reflect distribution under the plan of reorganization of the Company's new common stock, the series A preferred stock of Superior Essex Holdings and the senior notes jointly issued by Superior Essex Communications and Essex Group in settlement of pre-petition liabilities subject to compromise, summarized as follows (in thousands):

Liabilities subject to compromise	$1,337,965
Long term debt:
Senior notes	(145,000)
Sale/leaseback finance obligation assumed	(7,000)
Series A preferred stock	(5,000)
Common equity	(165,000)
Other long term liabilities assumed	(17,576)
Accounts payable assumed	(3,000)
Accrued expenses assumed	(18,993)

Gain on cancellation of indebtedness	$976,396

(b)
To reflect application of proceeds from the Company's senior credit facility, including repayment of the DIP credit facility, as follows (in thousands):

Proceeds from senior credit facility	$42,752
Repayment of DIP credit facility	39,710

Net increase in short term borrowings	3,042
Pay DIP lender working fee	(270)
Pay accrued property taxes and interest	(797)
Debt issue costs	(1,975)

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

Reorganization items

        Reorganization items represent amounts incurred or gains recognized by Superior Telecom as a result of the Chapter 11 filings and the adoption of fresh-start reporting and are summarized as follows for the period January 1, 2003 to November 10, 2003 (in thousands):

Professional fees	$(18,569)
Adjustments to pre petition liabilities	(27,006)
Write off of deferred debt issue costs	(26,364)
Settlement of pre-petition liabilities	5,187
Employee retention and severance	(4,481)
Gain on cancellation of indebtedness	976,396
Fresh-start reporting adjustments	(12,119)
Other	(2,315)

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

2. Summary of significant accounting policies

Principles of consolidation

        The consolidated financial statements represent the consolidation of all majority owned companies. Investments in affiliated companies representing 20% to 50% ownership are accounted for using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements of Superior TeleCom was related to Superior TeleCom's 50.2% owned subsidiary, Superior Cables Limited ("Superior Israel") for periods prior to December 11, 2002.

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

Property, plant and equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Land improvements	10 to 15 years
Buildings and improvements	25 to 40 years
Machinery and equipment	3 to 15 years

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the year ended December 31 2002, $0.2 million of interest was capitalized in connection with various capital projects. No interest was capitalized in 2003 and insignificant amounts were capitalized in 2004.

Goodwill and Other Intangible Assets

        Superior TeleCom adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $750 million in goodwill was included as an asset in Superior TeleCom's consolidated balance sheet. Changes in goodwill for the year ended December 31, 2002 are described below. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units and be reviewed annually for impairment. If the carrying value (including goodwill) of any reporting unit exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

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

        As required by SFAS No. 142, Superior TeleCom performed its annual assessment of goodwill impairment in the fourth quarter of 2002. As a result of generally depressed economic conditions and specific industry conditions in the telecommunications industry, Superior TeleCom's operating income and results of operations continued to decline during 2002. Based on that trend, the earnings forecast for the next five years was revised and in the fourth quarter of 2002 Superior TeleCom recognized an additional goodwill impairment loss of $73.4 million in its Magnet Wire and Distribution and $251.3 million in Communications Cable reporting units since the carrying amount of the reporting units was greater than the fair value of the reporting units (as determined using the expected present value of expected future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The impairment charge resulted in the write-off of all remaining goodwill.

        Intangible assets at December 31, 2004 consist primarily of acquired customer base intangibles and are being amortized on a straight-line basis over their estimated useful lives. See Note 5.

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

Amounts due customers

        At December 31, 2004 and 2003, the Company had certain amounts due customers totaling $4.2 million and $3.3 million, respectively, representing amounts due to customers who meet certain contractual sales volume criteria. Such amounts are recorded as a reduction of sales and are paid periodically to those qualifying customers.

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

Foreign currency translation

        The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. The Company's Canadian subsidiary became inactive in 2002 and its accounts are remeasured using the U.S. dollar as the functional currency for periods subsequent to December 31, 2002. The Company's Canadian subsidiary was dissolved in 2004. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

Stock Based Compensation Plans

        The Company and Superior TeleCom applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for stock based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock based employee compensation plans. Compensation expense attributable to fixed stock awards is recognized on a straight-line basis over the related vesting period. As allowed by SFAS No. 123, the Company and Superior TeleCom elected to continue to apply the intrinsic value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$10,488	$(2,443)	$877,705	$(961,291)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	1,368	74	930	845
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,729)	(80)	(1,557)	(1,932)

Pro forma net income (loss)	$10,127	$(2,449)	$877,078	$(962,378)

Net income (loss) per share:
Basic—as reported	$0.63	$(0.15)	$40.25	$(45.16)
Basic—pro forma	0.61	(0.15)	40.22	(45.21)
Diluted—as reported	0.63	(0.15)	34.43	(45.16)
Diluted—pro forma	0.61	(0.15)	34.40	(45.21)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black Scholes option pricing model) for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003 and the year ended December 31, 2002 was $3.83, $5.69 and $0.25, respectively. No options were granted during the period January 1, 2003 to November 10, 2003. The weighted average per share fair value of options granted at an exercise price below the fair market value in accordance with the terms of the 2003 Stock Incentive Plan during the year ended December 31, 2004 was $6.21. The 2003 Stock Incentive Plan provides that the exercise price would be the initial value of the Company's stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003 and the year ended December 31, 2002, respectively: dividend yield of 0% for all periods; expected volatility of 41%, 60% and 91%; risk-free interest rate of 2.51%, 2.44% and 2.64%; and expected life of 3 years, 3 years and 2 years.

Research and development costs

        Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 were $3.9 million, $0.5 million, $3.4 million and $8.4 million, respectively.

Advertising costs

        Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 were $1.0 million, $0.1 million, $1.2 million and $2.5 million, respectively.

Insurance reserves

        It is or has been the policy of the Company to self-insure up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to workers' compensation, health insurance and comprehensive general and vehicle liability. Under current policy arrangements, the Company has a self-insured retention of $250,000 per claim with an annual aggregate self-insured retention of $4.1 million for workers compensation coverage. The self-insured retention for employee health insurance is $150,000 per employee, spouse or combined dependent coverage. Effective September 2002, the Company became fully insured with respect to general and automobile liability claims. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liabilities for the claims incurred. Total reserves relating to self-insured programs amounted to $5.5 million and $5.9 million at December 31, 2004 and 2003, respectively.

Shipping and handling

        All shipping and handling costs are included in costs of sales and all billings associated with these costs are included in revenues.

Income (loss) per share

        Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The computation of diluted income (loss) per share does not assume conversion or exercise of securities that would have an antidilutive effect on income (loss) per share. Diluted income (loss) per common share is determined assuming the conversion of the trust convertible preferred securities and inclusion of outstanding stock options, warrants and grants under the treasury stock method.

Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, changes in the fair value of derivatives and minimum pension liability adjustments.

        The components of accumulated other comprehensive income (loss) at December 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Foreign currency translation adjustment	$2,328	$876
Additional minimum pension liability, net of tax benefit of $2,679 at December 31, 2004	(4,190)	—
Unrealized gain on derivatives, net of tax of $1,244 and $250 at December 31, 2004 and 2003, respectively	1,941	380
Other	16	(35)

	$95	$1,221

Concentrations of risk and allowance for doubtful accounts

        At December 31, 2004 and 2003, accounts receivable from the regional Bell operating companies ("RBOCs") and major independent telephone companies amounted to $23.5 million and $10.8 million, respectively. See Note 19 for concentrations of risk within the Company's business segments.

        Accounts receivable are net of allowances for doubtful accounts of $1.8 and $2.1 million at December 31, 2004 and 2003, respectively.

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

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the presentation used in the current period.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment", a revision of Statement 123, "Accounting for Stock Based Compensation." Statement 123(R) supercedes APB Opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for periods beginning after June 15, 2005. The Company intends to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. The Company will adopt Statement 123(R) effective July 1, 2005 and expects to recognize incremental non-cash compensation expense related to currently outstanding options and awards of approximately $0.4 million in 2005.

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

        In November 2004, the FASB issued Statement 151, "Inventory". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" specified in ARB No. 43. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt Statement 151 effective January 1, 2006 and does not expect that adoption of Statement 151 will have a material effect on its financial position or results of operations.

3. Inventories

        At December 31, 2004 and 2003, the components of inventories are as follows:

	2004	2003
	(in thousands)
Raw materials	$16,034	$10,407
Work in process	31,509	18,977
Finished goods	135,489	92,944

	183,032	122,328
LIFO reserve	(22,163)	(2,541)

	$160,869	$119,787

        Inventories valued using the LIFO method amounted to $78.8 million and $69.0 million at December 31, 2004 and 2003, respectively. The adoption of fresh start reporting resulted in the elimination of the LIFO reserve as of November 10, 2003.

4. Property, plant and equipment

        At December 31, 2004 and 2003, property, plant and equipment consists of the following:

	2004	2003
	(in thousands)
Land and land improvements	$13,243	$12,949
Buildings and improvements	36,316	33,171
Machinery and equipment	212,738	179,749

	262,297	225,869
Less accumulated depreciation	23,078	2,551

	$239,219	$223,318

        Depreciation expense for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 was $21.1 million, $2.6 million, $25.1 million and $42.5 million, respectively.

5. Intangible and other long-term assets

        At December 31, 2004 and 2003 intangible and other long-term assets are summarized as follows:

	2004	2003
	(in thousands)
Amortizing intangible assets, net	$29,468	$—
Deferred financing costs	7,119	3,114
Other	5,182	5,891

	$41,769	$9,005

        Acquired amortizing intangible assets at December 31, 2004 are summarized as follows:

	Gross Carrying Amount	Amortization Accumulated	Weighted Average Amortization Period
	(in thousands)
Customer base	28,145	$810	17.5 years
Other	2,289	156	5.0 years

	$30,434	$966	16.6 years

        Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2004 was $1.0 million. Estimated amortization expense for the next five years is: $2.1 million in 2005, $2.1 million in 2006, $2.1 million in 2007, $2.1 million in 2008, and $1.9 million in 2009.

6. Asset acquisitions and sales

  Belden Asset Acquisition

        On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper OSP communications wire and cable business (the "Belden Asset Acquisition"). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden's communications business for total consideration of $83.1 million including a contingent payment of up to $10 million to be made nine months after closing based on business relationships successfully transitioned to Superior Essex Communications. Superior Essex Communications intends to use the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The Company has accrued the full contingent payment of $10 million as of December 31, 2004 which was paid in March 2005. The allocation of the purchase price is summarized as follows (in thousands):

Cash purchase price	$73,057
Acquisition costs	1,740
Contingent payment	10,000

$84,797

Allocated to:
Inventory	34,443
Machinery and equipment	22,209
Intangible asset—customer base	28,145

$84,797

        The customer base intangible asset is being amortized on a straight-line basis over 17 1/2 years. Amortization for the year ended December 31, 2004 was $0.8 million. The Company intends to install the machinery and equipment acquired in the Belden Asset Acquisition in certain of its manufacturing plants to replace certain existing machinery and equipment. As a result, machinery and equipment with a net book value of approximately $2.2 million at June 1, 2004 is expected to be taken out of service through the second quarter of 2005. Accordingly, the Company has revised the estimated depreciable lives of the machinery and equipment to be replaced resulting in additional depreciation charges included in cost of goods sold of $1.8 million during the year ended December 31, 2004. Additionally, the Company incurred approximately $2.1 million of plant employee training costs for acquisition-related production capacity expansion which have been included in cost of goods sold in the accompanying statement of operations for the year ended December 31, 2004.

  Nexans Asset Acquisition

        On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans S.A. Company. Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans' U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The Company intends to use the assets acquired in its magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million. The allocation of the purchase price is summarized as follows (in thousands):

Cash purchase price	$11,555
Acquisition costs	728

$12,283

Allocated to:
Inventory	9,877
Other current assets, net	177
Intangible asset	2,229

$12,283

  Electrical Sale

        On December 11, 2002, in accordance with the terms of the Purchase Agreement, dated October 31, 2002, as amended on December 11, 2002 (the "Purchase Agreement"), by and among Alpine, Alpine Holdco Inc., a newly formed, wholly owned subsidiary of Alpine ("Alpine Holdco"), Superior TeleCom and certain of Superior TeleCom's wholly owned subsidiaries, Superior Telecom sold the following assets and securities to Alpine Holdco: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however any secured debt), of Superior TeleCom's electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Israel. This transaction is referred to herein as the "Electrical Sale". Superior TeleCom retained a 3% equity interest in Superior Israel, which the Company acquired in accordance with the plan of reorganization. The aggregate sales price for the Electrical Sale was approximately $85 million in cash plus the issuance of a warrant to Superior TeleCom to purchase 199 shares (19.9%) of the then outstanding common stock of Essex Electric, Inc. ("Essex Electric"), a wholly owned subsidiary of Alpine Holdco formed to own and operate the acquired electrical wire business. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black Scholes option pricing model and is included in other long-term assets in the accompanying consolidated balance sheet at December 31, 2004 and 2003. In addition, pursuant to a securityholders agreement among Essex Electric, Alpine Holdco and Superior TeleCom, preemptive rights were granted to Superior TeleCom to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom's ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. On July 30, 2003, Superior TeleCom received notice of its right to invest its pro rata share (19.9%) of a proposed equity offering by Essex Electric. Superior TeleCom exercised its right to invest in its pro rata share in the offering which amounted to $0.5 million. In January 2005, the Company invested an additional $1.2 million in Essex Electric representing its pro rata share of an additional equity offering by Essex Electric.

        In connection with the Electrical Sale, Superior TeleCom, Alpine Holdco and Essex Electric entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The Supply Agreement also provided for Superior's provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. The total sales of copper rod by Superior TeleCom under the Supply Agreement during 2003 and 2002 were $92.1 million and $10.8 million, respectively. Superior TeleCom also recorded $4.0 million as reimbursement for administrative services provided to Essex Electric for the period January 1, 2003 to November 10, 2003 as a reduction of selling, general and administrative expenses. On November 7, 2003, the Supply Agreement was replaced by a new Supply and Services Agreement between the Company and Essex Electric. The new agreement provides for the supply by the Company to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services that are more limited than those contained in the original agreement. The new agreement expired on December 31, 2004. The Company continues to sell copper rod to Essex Electric under an annual supply agreement. The total sales of copper rod by the Company under the new agreement were $87.1 million and $12.7 million, respectively, for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003. The total charges for administrative services under the new agreement were $1.1 million and $0.4 million, respectively, for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003.

        The Electrical Sale has not been accounted for as a discontinued operation in the accompanying statement of operations of Superior TeleCom pursuant to SFAS No. 144, as management believes the Essex Electric warrant, the securityholders agreement and the Supply Agreement constitute significant continuing involvement in the disposed operations. By virtue of the Supply Agreement, the Company continued to be a significant supplier to Essex Electric and a participant in the cash flows of Essex Electric. Additionally, given the nature of the administrative functions provided, management believes that substantial dependence on the Company and its predecessor existed over the term of the Supply Agreement.

7. Short-term borrowings

        At December 31, 2004 and 2003 short-term borrowings consist of the following:

	2004	2003
	(in thousands)
Senior secured revolving credit facility	$30,000	$41,910
Other	785	845

	$30,785	$42,755

  Superior Essex

        On the effective date of the plan of reorganization, Superior Essex Communications and Essex Group Inc. entered into a new $120 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. In 2004 the senior secured credit facility was amended to increase the total facility amount by $55 million to $175 million. Interest accrues on outstanding borrowings at an annual rate equal to, at the Company's option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin as of December 31, 2004 is 1.75% for LIBOR loans and 0.25% for base rate loans. The weighted average interest rate was 4.2% and 3.7% at December 31, 2004 and 2003, respectively. Obligations under the senior secured revolving credit facility are secured by substantially all of the Company's tangible and intangible assets. Availability under the senior credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the lender. At December 31, 2004, the applicable percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to the borrowers inventory multiplied by the value of the eligible inventory. If borrowing availability under the senior secured revolving credit facility falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The Company is obligated to pay an unused commitment fee of 0.5% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. The senior secured revolving credit facility also contains covenants that limit the Company's and its subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on the Company's property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to the Company except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. Undrawn availability (after considering outstanding letters of credit of $4.4 million) on December 31, 2004 amounted to $134.0 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the revolving credit facility have been classified as a current liability.

        The Company entered into interest rate cap agreements in order to limit the effect of changes in interest rates on borrowings under the revolving credit facility (See Note 16). Amounts currently due to or from interest rate cap counterparties are recorded in interest expense in the period in which they accrue.

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

8. Accrued Expenses

        At December 31, 2004 and 2003 accrued expenses consists of the following:

	2004	2003
	(in thousands)
Accrued compensation, pension obligations and other benefits	$16,807	$16,139
Accrued interest	5,090	2,179
Accrued income taxes	10,396	8,373
Accrued reorganization costs	—	9,546
Accrued self insurance costs	5,500	5,922
Accrued purchase consideration (Note 6)	10,000	—
Other	9,713	16,040

	$57,506	$58,199

9. Long-term Debt

        At December 31, 2004 and 2003, long-term debt consists of the following:

	2004	2003
	(in thousands)
9% senior notes, net of discount of $6,656	$250,444	$—
9 1/2% senior notes	—	145,000
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000

	$262,444	$157,000

  Superior Essex

        As described in Note 1 above, as of the effective date of the plan of reorganization, $145 million principal amount of 9 1/2% senior notes of Superior Essex Communications and Essex Group, and 5 million shares of series A preferred stock, par value $1 per share, of Superior Essex Holding, were issued to creditors of Superior TeleCom in accordance with the plan of reorganization.

        The 9 1/2% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 9 1/2%. On April 29, 2004 the Company redeemed the senior notes with the proceeds from a Rule 144A private placement offering, completed on April 14, 2004, of $257.1 million of 9% unsecured senior notes due April 2012 (the "9% senior notes"). Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million resulting in an effective interest rate of 9 1/2%. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition.

        The 9% senior notes issued by Superior Essex Communications and Essex Group are fully and unconditionally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries. The Company may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

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

        Simultaneously with the sale of the 9% senior notes on April 14, 2004, we entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring us to use our reasonable best efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for registered notes with substantially identical terms. The Company filed an initial registration statement with respect to this exchange offer with the SEC on August 2, 2004 which, as amended, was declared effective on September 1, 2004. The exchange offer expired on October 5, 2004. The entire $257.1 million principal amount of the 9% senior notes was tendered prior to the expiration of the exchange offer and exchanged for an equal amount of registered notes with substantially identical terms.

        The indenture governing the 9% senior notes contains covenants which restrict the Company's ability and the ability of certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of its assets. Approximately one-half of the Company's retained earnings are restricted from the payment of dividends under the terms of the indenture.

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

        Other debt at December 31, 2004 and 2003 consists of a sale/leaseback finance obligation with a one-time purchase option with respect to one of the Company's manufacturing facilities exercisable during the period December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair value of the leased property.

        The fair value of the Company's long-debt at December 31, 2004 and 2003 was approximately $278.3 million and $173 million, respectively, based primarily on trading activity and market quotations.

        The aggregate contractual principal maturities of long-term debt for the five years subsequent to December 31, 2004 are as follows:

Year	Amount (in thousands)
2005	$—
2006	—
2007	—
2008	—
2009	7,000
Thereafter	262,100

$269,100

  Superior TeleCom

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

10. Trust Convertible Preferred Securities

        On March 31, 1999, Superior Trust I (the "Trust"), a trust in which Superior TeleCom owned all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust were Superior TeleCom's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") with an aggregate principal amount of $171.8 million at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014.

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

11. Income (loss) per share

        The computation of basic and diluted income (loss) per share for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the year ended December 31, 2002 is as follows:

	Superior Essex Inc.
	Year Ended December 31, 2004			Period November 11, 2003 to December 31, 2003
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share data)
Basic net income (loss) per common share	$10,488	16,526	$0.63	$(2,443)	16,500	$(0.15)

Effect of dilutive securities:
Restricted stock awards	—	94		—	—
Stock options	—	56		—	—

Diluted net income (loss) per common	$10,488	16,676	$0.63	$(2,443)	16,500	$(0.15)

	Superior TeleCom Inc.
	Period January 1, 2003 to November 10, 2003			Year Ended December 31, 2002
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share data)
Basic loss per common share before cumulative effect of accounting change	$877,705	21,809	$40.25	$(536,788)	21,287	$(25.22)

Dilutive impact of 8 1/2% Convertible Debentures	5,050	3,831		—	—

Diluted net loss per common share before cumulative effect of accounting change	$882,755	25,640	$34.43	$(536,788)	21,287	$(25.22)

        The basic and diluted income(loss) per share amounts for year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the year ended December 31, 2002 are computed by dividing the applicable statement of operations amount by the weighted average shares outstanding. The assumed conversion of the Trust Convertible Preferred Securities has been excluded from the loss per share calculation for the year ended December 31, 2002 as the impact would be anti-dilutive. As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of Superior TeleCom common stock. None of the Company's or Superior TeleCom's stock options or unvested restricted stock awards outstanding have been included in the computation of diluted income(loss) per share for periods prior to 2004 because to do so would be antidilutive. A total of 1,096,374 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex's warrant have been excluded from the computation of diluted income per share for the year ended December 31, 2004.

        As a publicly traded company, Superior Israel had certain stock options outstanding pursuant to stock option plans in existence prior to investment by Superior Telecom therein. The dilutive impact of such stock options to the Superior TeleCom' loss per share calculation for the year ended December 31, 2002 was immaterial.

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

        Total compensation expense related to all stock based compensation plans for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 was $2.2 million, $0.1 million, $0.9 million and $1.3 million, respectively.

        The following table summarizes stock option activity for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002:

	Shares Outstanding	Weighted Average Exercise Price
Superior TeleCom Inc.:
Outstanding at December 31, 2001	4,339,535	$3.70
Canceled	(506,510)	5.68
Granted	352,540	0.44

Outstanding at December 31, 2002	4,185,565	2.89
Canceled	(4,185,565)	2.89
Granted	—

Outstanding at November 10, 2003	—

	Shares Outstanding	Weighted Average Exercise Price
Superior Essex Inc.:
Outstanding at November 11, 2003	—
Granted	42,000	$10.00

Outstanding at December 31, 2003	42,000	10.00
Granted	866,750	10.53
Cancelled	(20,000)	10.00

Outstanding at December 31, 2004	888,750	10.52

        Information with respect to stock-based compensation plan stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$10.00	772,500	9.2	$10.00	163,998	$10.00
$13.48-$17.01	116,250	9.4	13.96	—	—

        Pursuant to an employment agreement, a total of 330,000 shares of restricted stock valued at $10 per share were granted to the Company's Chief Executive Officer in the period November 10, 2003 to December 31, 2003. The restricted stock award vests at the rate of 12.5% of the shares granted at the end of each six-month period commencing on November 10, 2003. During the first quarter of 2004, the Company awarded 150,000 shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards vest after 7 years with earlier vesting after 3 years if the Company's stock price exceeds certain specified levels for a period of 20 consecutive trading days. The initial stock price targets were met in January 2005 and one third of these awards will vest in November 2007. An additional 40,000 shares of restricted stock with a weighted average per share value at the date of award of $15.25 were granted during the first quarter of 2004 to other members of management. These shares vest 50% after three years and 50% after five years. A total of 13,694 shares of restricted stock with a weighted average per share value of $13.75 were awarded to certain employees in the third and fourth quarters of 2004 and were fully vested as of December 31, 2004. A total of 15,000 shares of restricted stock with a weighted average per share value at the date of award of $17.95 were awarded to the Company's independent directors in November 2004. These awards vest ratably over three years.

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

        In July 2004, the Company's board of directors approved the adoption of an unfunded supplemental executive retirement plan (the "SERP"). The SERP is designed to provide benefits to certain specified members of management commencing at retirement (between the ages of 55 and 65) based on the employee's length of service and compensation. Superior TeleCom sponsored an unfunded supplemental executive retirement plan (the "Superior TeleCom SERP"). The Superior TeleCom SERP provided for retirement benefits based on the same formula as in effect under a certain salaried employees' plan, but only took into account compensation in excess of amounts that could be recognized under the salaried employees' plan. The Superior TeleCom SERP was rejected pursuant to the plan of reorganization resulting in a reduction of the benefit obligation of Superior TeleCom of $8.2 million. In 2004 the Company settled its previously terminated Canadian defined benefit pension plan resulting in the payment of benefits from the plan of approximately $9.0 million.

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003 and the period

January 1, 2003 to November 10, 2003 are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	Superior Essex Inc.		Superior TeleCom Inc.	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$118,365	$117,384	$119,949	$2,915	$2,880	$2,675
Service cost	932	163	2,423	48	10	45
Interest cost	6,296	1,079	6,302	140	30	145
Actuarial loss (gain)	3,983	334	5,828	(205)	—	34
Impact of foreign currency exchange	(125)	107	1,390	—	—	—
Benefits paid	(13,361)	(702)	(4,338)	(31)	(5)	(19)
Curtailment	—	—	(5,931)	—	—	—
Amendments	896	—	—	93	—	—
Plan of reorganization	—	—	(8,239)	—	—	—

Benefit obligation at end of period	116,986	118,365	117,384	2,960	2,915	2,880

Change in plan assets:
Fair value of plan assets at beginning of period	82,530	80,971	75,617	—	—	—
Actual return on plan assets	2,032	2,177	4,801	—	—	—
Employer contributions	11,946	—	3,863	31	5	19
Impact of foreign currency exchange	(100)	84	1,028	—	—	—
Benefits paid	(13,361)	(702)	(4,338)	(31)	(5)	(19)

Fair value of plan assets at end of period	83,047	82,530	80,971	—	—	—

Funded status	(33,939)	(35,835)	(36,413)	(2,960)	(2,915)	(2,880)
Unrecognized actuarial (gain) loss	6,962	(677)	—	(196)	—	—
Unrecognized prior service cost	864	—	—	88	—	—

Net amount recognized	$(26,113)	$(36,512)	$(36,413)	$(3,068)	$(2,915)	$(2,880)

	Defined Benefit Pension Plans		Post-Retirement Health Care Benefits
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands)
Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(33,343)	$(36,512)	$(3,068)	$(2,915)
Intangible asset	361	—	—	—
Accumulated other comprehensive income	6,869	—	—	—

Net amount recognized	$(26,113)	$(36,512)	$(3,068)	$(2,915)

        The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Projected benefit obligation	$116,986	$118,365
Accumulated benefit obligation	116,390	118,365
Fair value of plan assets	83,047	82,530

        The defined benefit pension plan weighted average asset allocations by asset category at December 31, 2004 and 2003 are as follows:

	2004	2003
Asset category:
Equity securities	31%	35%
Corporate debt securities	17	14
U.S Government and agency securities	20	25
Mutual funds	11	10
Limited partnership hedge fund	6	6
Cash equivalents	15	10

Total	100%	100%

        Pension plan assets are managed by an investment committee. The investment committee has engaged an investment consultant to provide advice on the investment program and assist in selecting outside investment managers. The investment policy with respect to pension assets seeks long-term appreciation and consistency of total portfolio returns with a target average return of 8% compounded annually over a five-year moving time frame. The investment policy provides for the following targeted asset allocation ranges: equity investments of 40-60%; fixed income investments of 25-50%; cash equivalents of 3-10%; and alternative investments (hedge funds) of 5%. Equity securities must be traded on the New York, American and regional stock exchanges or the NASDAQ market and must represent companies with a minimum market capitalization of $300 million. Fixed income securities are limited to securities with less than 10 years to maturity and a Standard & Poor's rating of A or higher at the time of purchase. Investments in private placements, uncovered options, interest rate futures and derivatives are not permitted. Limits are also placed on investments in individual securities and market sectors.

        The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the year ended December 31, 2002 are presented below:

	Defined Benefit Pension Plans
	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Components of net periodic benefit cost:
Service cost	$932	$163	$2,423	$3,455
Interest cost	6,296	1,079	6,302	7,942
Expected return on plan assets	(6,126)	(1,045)	(5,021)	(8,034)
Amortization of prior service cost	31	—	38	79
Actuarial loss	—	—	925	5

Net periodic benefit cost	1,133	197	4,667	3,447
Curtailment	—	—	—	69

Total	$1,133	$197	$4,667	$3,516

	Post-Retirement Health Care Benefits
	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Components of net periodic benefit cost:
Service cost	$48	$10	$45	$52
Interest cost	140	30	145	167
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	—	—	—
Actuarial (gain) loss	(2)	—	33	8

Total	$190	$40	$223	$227

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2004, 2003 and 2002 were determined based upon the following assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	Superior Essex Inc.		Superior TeleCom Inc.	Superior TeleCom Inc.		Superior Essex Inc.
	2004	2003	2002	2004	2003	2002
Discount rate	5.6%	6.0%	6.75%	5.6%	6.0%	6.75%
Increase in future compensation	N/A	N/A	3%	N/A	N/A	N/A

        The net periodic benefit cost of the defined benefit pension plans was determined using the following assumptions:

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11 to December 31, 2003	Period January 1 to November 10, 2003	Year Ended December 31, 2002
Discount rate	6.00%	6.75%	6.75%	7.25%
Expected return on plan assets	8.0%	8.0%	8.0%	9.0%
Increase in future compensation	N/A	N/A	3.0%	4.5%

        To determine the long-term rate of return on pension assets, the Company considers the current and expected plan asset allocation, as well as historical and expected returns on various categories of plan assets.

        Benefit payments under the Company's defined benefit pension plans and post-retirement health care benefit plan, which reflect expected future service, are expected to be paid as follows:

Year	Defined Benefit Pension Plans	Post-Retirement Health Care Benefits
	(in thousands)
2005	$4,403	$78
2006	4,622	94
2007	4,831	108
2008	5,157	123
2009	5,446	148
2010 through 2014	33,556	946

        The Company expects to contribute $3.5 million to its defined benefit pension plans in 2005.

        Pursuant to the plan of reorganization the Company assumed several 401K defined contribution plans sponsored by Superior TeleCom and its subsidiaries covering substantially all U.S. employees. The plans provide for limited company matching of participants' contributions. The Company's or Superior TeleCom's contributions for the year ended December 31, 2004, the period November 11, 2003 to

December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 were $2.6 million, $0.2 million, $1.6 million and $4.8 million, respectively.

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

        The KERP provided 26 participants with the right to receive a one-time stay bonus based on a specified percentage of the participant's base salary. Payments under the KERP were made in three installments: the first installment equal to 25% of the stay bonus was made on May 1, 2003, the second installment equal to 37.5% of the stay bonus was made on September 4, 2003, and the final installment equal to 37.5% of the stay bonus was made on May 10, 2004.

        The CIBP provided 125 employees not participating in the KERP with the right to receive a one-time annual incentive bonus, generally payable in a single installment on or about January 1, 2004, based on a specified percentage of the participant's base salary. Continued employment through January 1, 2004 was the only condition to receive the bonus.

        The Severance Plan provided approximately 1,000 employees with the right to receive a severance benefit based on a specified percentage of the participant's base salary in the event that the participant's employment was terminated by the Company without "cause." The severance plan was terminated by the Company in November 2004.

        The CIC Plan provided seven employees with the right to receive a severance benefit, in lieu of any severance benefits otherwise payable under the Severance Plan, based on a specified percentage of the participant's base salary and target performance bonus in the event that the participant's employment was terminated by the Company without "cause" or by the participant for "good reason" during the period commencing on a "change in control" (which does not include confirmation of the plan of reorganization) and ending on the first anniversary thereof. No amounts were paid under the CIC Plan which expired in May 2004.

        A total of $1.2 million, $0.8 million and $6.4 million related to the plans described above was expensed during the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003, respectively.

14. Income taxes

        The provision for income tax expense (benefit) for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002 is comprised of the following:

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to to December 31, 2003	Period January 1, 2003 to to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Current:
Federal	$6,747	$—	$—	$(59,072)
State	(1,290)	48	210	15,471
Foreign	313	(746)	290	(513)

Total current	5,770	(698)	500	(44,114)

Deferred:
Federal	57	(1,266)	(6,627)	(45,128)
State	687	(59)	(286)	(13,262)
Foreign	430	752	3,654	(4,161)

Total deferred	1,174	(573)	(3,259)	(62,551)

Total income tax expense (benefit)	$6,944	$(1,271)	$(2,759)	$(106,665)

        Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change attributable to domestic and foreign operations was as follows:

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to to December 31, 2003	Period January 1, 2003 to to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
United States	$18,035	$(3,722)	$883,725	$(593,680)
Foreign	(603)	8	(3,729)	(36,581)

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	$17,432	$(3,714)	$879,996	$(630,261)

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% because of the effect of the following items:

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to to December 31, 2003	Period January 1, 2003 to to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$6,101	$(1,300)	$307,999	$(220,591)
State income tax expense (benefit), net of U.S. federal income tax benefit	(537)	(13)	210	(9,926)
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	437	20	(167)	4,915
Nondeductible compensation	321	—	—	—
Distributions on preferred securities of Superior Trust I	—	—	(839)	(5,829)
Nondeductible goodwill amortization and impairment	—	—	—	113,633
Reorganization items	—	—	(316,561)	—
Change in valuation allowance	518	—	6,403	16,800
Other, net	104	22	196	(5,667)

Income tax expense (benefit)	$6,944	$(1,271)	$(2,759)	$(106,665)

        Items that result in deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Sale leaseback	$2,702	$2,702
Inventories	2,776	—
Accruals not currently deductible for tax	7,285	4,192
Pension and post-retirement benefits	13,059	13,085
Net operating loss carryforwards	5,673	9,430
Alternative minimum tax credit carryforwards	6,680	—
Other	524	404

Gross deferred tax assets	38,699	29,813
Valuation allowance	(4,166)	(3,648)

Total deferred tax assets	34,533	26,165

Deferred tax liabilities:
Property, plant and equipment	30,898	23,253
Other	2,864	2,321

Total deferred tax liabilities	33,762	25,574

Net deferred income tax asset	$771	$591

        Net deferred tax assets and liabilities are included in the consolidated balance sheets at December 31, 2004 and 2003 as follows:

	2004	2003
	(in thousands)
Other current assets	$7,686	$206
Intangible and other long-term assets	—	1,414
Accrued expenses	—	(825)
Other long-term liabilities	(6,915)	(204)

	$771	$591

        At December 31, 2004, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $3.8 million which are available to offset future federal taxable income through 2023. Additionally, the Company had a net operating loss carryforward of $13.9 million, which is fully reserved, related to its United Kingdom subsidiary which is available to offset future taxable income of the subsidiary. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of valuation allowances, at December 31, 2004.

15. Asset impairments, restructuring and other charges

        As a result of the Electrical Sale (see Note 6), Superior TeleCom evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the sale to Alpine of the Electrical wire business, DNE and Superior TeleCom's investment in Superior Israel. As a result of such review and the subsequent asset sale in connection with the Electrical Sale, Superior TeleCom recorded a pre-tax charge, principally related to the Electrical wire business, of $177.9 million to recognize an impairment of the identified long-lived assets of the Electrical wire business and Superior Israel and the loss on consummation of the Electrical Sale transaction. Additionally, as further discussed in Note 2, Superior TeleCom recognized a goodwill impairment loss of $324.7 million in its Magnet Wire and Distribution and Communications Cable reporting units.

        During the year ended December 31, 2002, Superior TeleCom recorded restructuring and other charges of $37.8 million. These charges included $31.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Cable segment's Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its Magnet Wire and Distribution segment's Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $37.8 million charge included a $22.6 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs (422 employees) and $6.2 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities were expensed as incurred. Superior TeleCom incurred an additional $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the Elizabethtown and Winnipeg facilities offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom's Canadian subsidiary. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom's Chapter 11 filings, $1.1 million of severance payments related to a workforce reduction at Superior TeleCom's U.K. subsidiary, $2.3 million of asset impairments resulting from closure of one of Superior TeleCom's continuous casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment. Restructuring and other charges for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 were $2.0 million and $1.2 million, respectively, consisting primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom during the pendency of its bankruptcy proceedings.

16. Derivative financial instruments and fair value information

        The Company, to a limited extent, uses or has used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

        The costs of copper, the Company's most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. At December 31, 2003, a total of $0.6 million of the unrealized gain arose during the period November 11, 2003 to December 31, 2003 and is recorded in other comprehensive income. The Company recorded a liability of $3.0 million representing the unrealized loss on sales commitments to customers in connection with the application of fresh- start reporting as of November 10, 2003 corresponding with a $3.0 million unrealized gain on copper futures contracts at that time. The Company's commodities futures purchase contracts are summarized as follows at December 31, 2004 and 2003:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2004:
Copper	12,950	2005	$1.378	$2,965
Copper	1,350	2006	1.264	220

				$3,185

December 31, 2003:
Copper	10,525	2004	1.039	3,150
Aluminum	5,181	2004	0.721	496

				$3,646

        At December 31, 2003 the Company also had futures contracts to purchase 110,000 MMBTUs of natural gas expiring through June 2004 with a fair value of $.1 million. Additionally, at December 31, 2003, the Company had futures sales contracts for 10.7 million pounds of copper, or $9.5 million, expiring in March 2004 with an estimated fair value(loss) of $(1.6) million. Changes in the fair value of these futures sales contracts are recorded in the consolidated statement of operations on the same line as the underlying exposure being hedged.

Interest rate risk management

        In order to limit the Company's exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of December 31, 2004 and 2003:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
December 31, 2004:
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$359
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—
December 31, 2003:
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$442
Interest rate cap	30,000	30-day LIBOR	5.0%	December 2004	—

Foreign currency exchange risk management

        The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At December 31, 2004, the Company had outstanding foreign currency forward exchange contracts to exchange 7.5 million Canadian dollars for $6.2 million in February 2005. The fair value of the forward exchange contracts was insignificant at December 31, 2004. No foreign currency forward exchange contracts were outstanding at December 31, 2003.

17. Commitments and contingencies

        The Company has various operating leases, primarily for warehouse space and certain manufacturing plants. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Total rent expense under cancelable and noncancelable operating leases was $8.4 million, $1.2 million, $7.1 million and $13.2 million for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002, respectively.

        At December 31, 2004, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year
2005	$7,438
2006	5,555
2007	4,335
2008	3,174
2009	917
Thereafter	3,301

$24,720

        The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's financial position, liquidity or results of operations.

        The Company's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of the Company's facilities is the result of historic activities, including certain activities attributable to Superior TeleCom's (or one of its subsidiaries) and the Company's operations and those occurring prior to the use of a facility by Superior TeleCom or the Company. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom (or one of its subsidiaries) has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party, ("PRP"), or the equivalent. At the effective date of the plan of reorganization, Superior TeleCom or one of its subsidiaries had been named as a PRP or a defendant in a civil lawsuit or had received inquiries from environmental agencies involving a number of off-site or formerly owned locations. Certain PRP representatives filed claims with respect to certain of those sites in connection with Superior TeleCom's Chapter 11 proceedings. The negotiations respecting those claims have been completed, and allowed claims will receive a portion of the $3.0 million amount that the plan of reorganization allocated to holders of general unsecured claims.

        In addition, many of the sites for which Essex International and its subsidiaries had been named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex Group by United Technologies to Essex International. Pursuant to the indemnity, United Technologies agreed to indemnify Essex International against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex Group prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. To be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to the date of sale (February 29, 1988), and United Technologies must have received notice of the indemnity claim prior to February 28, 1993. The sites covered by this indemnity historically have been handled directly by United Technologies and required payments generally have been made directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed.

        United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 of which United Technologies received notice prior to February 28, 1993. As to such liabilities, Essex International is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex International fully for any liabilities in excess of $4.0 million. Essex International has not incurred any liabilities covered by this indemnity.

        Except for air quality violations involving two currently operated Indiana facilities, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on the Company. The Indiana Department of Environmental Quality ("IDEM") asserted claims for fines or administrative penalties relating to alleged air quality permitting violations at the two Indiana facilities. These claims have been resolved in the bankruptcy claims resolution process by allowing IDEM a general unsecured claim against a portion of the $3 million amount that the plan of reorganization allocated to holders of unsecured claims.

        The Company believes that any other environmental matters or proceedings in which it is involved have been or will be addressed in the bankruptcy claims resolution process, are subject to indemnification, or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

        Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex

International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. The Company believes that Essex International's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

        On January 18, 2002, United Technologies brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while EGI was a subsidiary of United Technologies. United Technologies' third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer's motion for summary judgment against United Technologies and Essex International's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International's time to respond, those proceedings were stayed by the filing of Superior TeleCom's bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom's bankruptcy. The Company believes that these claims have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2004, the Company had forward fixed price copper purchase commitments for delivery through August 2005 for $36.8 million. Additionally at December 31, 2004, the Company has forward purchase fixed price commitments for aluminum and natural gas amounting to $4.4 million and $6.2 million, respectively.

        A significant portion of the income taxes payable at December 31, 2004 and 2003 relate to pre-petition claims primarily resulting from state income tax audits of Superior Telecom. The Company is currently in negotiations with state taxing authorities to settle these claims. Although the Company believes it has adequately provided for any liability that may result from settlement of these claims, the ultimate outcome of the negotiations cannot be predicted with certainty.

18. Related party transactions

        As discussed in Note 6, in December 2002 Superior TeleCom sold certain assets and securities to Alpine. Also as discussed in Note 6, the Company entered into a Supply and Transitional Services Agreement with Essex Electric, a wholly owned subsidiary of Alpine.

        Superior TeleCom and Alpine were parties to a services agreement (the "Services Agreement") whereby Alpine has provided during certain periods financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services in return for an annual fee in addition to reimbursement of incidental costs and expenses incurred in connection with Alpine's provision of such services. Under the Services Agreement as amended, Superior TeleCom incurred expense of $1.1 million during the years ended December 31, 2002. The Services Agreement expired on June 30, 2002.

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

19. Business segments and foreign operations

        Reportable segments are strategic businesses that offer different products and services to different customers. These segments are Communications Cable, Magnet Wire and Distribution, Copper Rod and prior to December 11, 2002, Electrical. The Communications Cable segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002, all of Superior Israel's and DNE's products. The Magnet Wire and Distribution segment includes magnet wire and related products. Prior to 2003, substantially all copper rod produced by Superior TeleCom was used in its manufacturing operations. Due to available capacity resulting from the Electrical Sale and reduced production volumes in both the Communications Cable and Magnet Wire and Distribution segments, in 2003 Superior TeleCom began to actively offer copper rod for sale to external parties, including Essex Electric. Copper rod produced for internal processing is recorded by the consuming segment at cost as a component of cost of goods sold. Other intersegment transactions are insignificant. The Electrical segment included building and industrial wire and cable. As discussed in Note 6, Superior TeleCom sold DNE, substantially all of its investment in Superior Israel and the operations comprising its Electrical segment on December 11, 2002.

        Segment performance is evaluated based on a number of factors with operating income, excluding restructuring and other charges and asset impairments, being the most critical.

        Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Net sales (a):
Communications Cable (b)	$530,370	$41,552	$298,658	$490,602
Magnet Wire and Distribution (c)	611,427	58,855	417,260	493,542
Copper Rod (d)	282,844	26,002	145,711	13,740
Electrical	—	—	—	442,074

	1,424,641	$126,409	$861,629	$1,439,958

Depreciation and amortization expense:
Communications Cable	$11,927	$1,303	$11,937	$19,661
Magnet Wire and Distribution	9,467	1,183	11,814	13,749
Copper Rod	577	84	1,262	—
Electrical	—	—	—	7,601
Corporate and other	81	4	101	2,700

	$22,052	$2,574	$25,114	$43,711

Operating income (loss):
Communications Cable	$30,690	$942	$16,661	$22,360
Magnet Wire and Distribution	30,338	(92)	19,209	$37,540
Copper Rod	1,740	376	(549)	1,055
Electrical	—	—	—	(9,697)
Corporate and other	(17,041)	(1,455)	(9,972)	(23,945)
Restructuring and other charges and asset impairments	(2,030)	(1,184)	(8,638)	(540,335)

	$43,697	$(1,413)	$16,711	$(513,022)

Capital and long-lived asset expenditures:
Communications Cable (e)	$58,231	$426	$899	$4,136
Magnet Wire and Distribution (f)	8,979	1,240	1,896	2,225
Copper Rod	484	73	27	—
Electrical	—	—	—	2,676
Corporate and other	233	—	16	1,086

	$67,927	$1,739	$2,838	$10,123

	December 31,
	2004	2003
Total assets:
Communications Cable	$294,109	$180,262
Magnet Wire and Distribution	290,542	247,205
Copper Rod	38,625	48,132
Corporate and other	7,695	11,326

	$630,971	$486,925

(a)
Sales of copper rod to Essex Electric accounted for 11% and 10% of consolidated sales for the period January 1, 2003 to November 10, 2003 and the period November 11, 2003 to December 31, 2003, respectively. No other customer accounted for more than 10% of consolidated net sales for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002.

(b)
Four customers accounted for 18%, 14%, 12% and 11% of the Communications Cable segment's net sales for the year ended December 31, 2004 and two customers accounted for 22% and 12%, 19% and 18%, and 14% and 13% of the Communications Cable segment's net sales for the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002, respectively. Net sales to the RBOCs and major independent telephone companies accounted for 66%, 57%, 57%, and 34% of the Communications Cable segment's sales for the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003 and the year ended December 31, 2002, respectively. Superior Israel net sales represented 21% of the Communications Cable segment's sales for the year ended December 31, 2002.

(c)
One customer accounted for 11% of the Magnet Wire and Distribution segment's sales for the year ended December 31, 2004.

(d)
Two customers accounted for 36% and 31% of the Copper Rod segment's net sales for the year ended December 31, 2004. One customer accounted for 61% and two customers accounted for 13% each of the Copper Rod segment's sales for the year ended December 31, 2003.

(e)
Includes machinery and equipment of $22.2 million and customer base intangibles of $28.1 million acquired in 2004 in connection with the Belden Asset Acquisition.

(f)
Includes intangible assets of $2.2 million acquired in 2004 in connection with the Nexans Asset Acquisition.

        The following provides information about domestic and foreign operations for the year ended December 31, 2004, period November 11, 2003 to December 31, 2003, the period January 1, 2003 to November 10, 2003, and the year ended December 31, 2002. Net sales are attributed to the location in which the sale was originated.

	Superior Essex Inc.		Superior TeleCom Inc.
	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003	Year Ended December 31, 2002
	(in thousands)
Net sales:
United States	$1,382,376	$122,051	$832,345	$1,282,760
United Kingdom	42,265	4,358	29,284	32,581
Israel	—	—	—	103,158
Canada	—	—	—	21,459

	$1,424,641	$126,409	$861,629	1,439,958

	December 31,
	2004	2003
Long-lived assets, net:
United States	$248,451	$197,584
United Kingdom	6,869	9,307
Mexico	25,637	25,375
Canada	31	57

	$280,988	$232,323

20. Quarterly financial information (unaudited)

        The unaudited quarterly results of operations of the Company for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 and for Superior TeleCom for the period January 1, 2003 to November 10, 2003 are as follows:

	2004
	Superior Essex Inc.
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$301,851	$357,351	$382,206	$383,233
Gross profit	29,600	33,617	37,061	38,313
Restructuring and other charges	1,080	406	47	497
Operating income	7,629	10,920	12,976	12,172
Net income	$1,354	$2,042	$3,543	$3,549

Net income per share of common stock (a):
Basic	$0.08	$0.12	$0.21	$0.21

Diluted:	$0.08	$0.12	$0.21	$0.21

	2003
	Superior TeleCom Inc.				Superior Essex Inc.
	Quarter or Period Ended
					Period November 11 to December 31
	March 31	June 30	September 30	November 10
	(in thousands, except per share data)
Net sales	$249,538	$248,780	$247,660	$115,651	$126,409
Gross profit	26,089	30,012	28,010	13,207	10,055
Restructuring and other charges	4,166	669	2,136	1,667	1,184
Operating income (loss)	1,176	8,389	5,168	1,978	(1,413)
Reorganization items	(34,768)	1,800	(7,338)	931,035	—
Net income (loss)	$(56,001)	$6,557	$(4,407)	$931,556	$(2,443)

Net income (loss) per share of common stock (a):
Basic	$(2.58)	$0.30	$(0.20)	$42.64	$(0.15)

Diluted	$(2.58)	$0.30	$(0.20)	$36.28	$(0.15)

(a)
Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income per share for the four quarterly periods may not equal the net income per share for the twelve month period.

21. Supplemental guarantor information

        The 9% senior unsecured notes issued on April 14, 2004 were issued by Superior Essex Communications and Essex Group as joint and several obligors. The notes are fully and unconditionally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries (as defined in the indenture governing the notes). All of the Company's current domestic subsidiaries, other than IP Licensing LLP, are restricted subsidiaries. The following consolidating information presents information about the Company (the "Parent"), the issuers, guarantor subsidiaries and non-guarantor subsidiaries. As a result of the plan of reorganization and the Company's implementation of fresh-start reporting, the consolidating financial information for periods subsequent to November 10, 2003 reflects a new organizational structure and basis of accounting and is not comparable to the historical consolidating financial information of Superior TeleCom for periods prior to the effective date of the plan of reorganization. For purposes of this presentation for periods prior to November 10, 2003 the parent is Superior TeleCom, the issuers are Superior Telecommunications Inc. and Essex Group Inc., the guarantor subsidiaries are all direct and indirect domestic subsidiaries of Superior TeleCom, and the non-guarantor subsidiaries are all direct and indirect non-domestic subsidiaries of Superior TeleCom together with Superior Trust I. Investments in subsidiaries are presented on the equity method. Intercompany transactions are eliminated in consolidation.

	Superior Essex Inc.
	December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$106	$18,097	$43	$66	$—	$18,312
Accounts receivable, net	—	134,433	2,086	8,435	—	144,954
Inventories, net	—	148,918	9,054	2,897	—	160,869
Other current assets	2,323	21,029	44	2,452	—	25,848

Total current assets	2,429	322,477	11,227	13,850	—	349,983
Property, plant and equipment, net	249	206,433	17,844	14,693	—	239,219
Intangible and other long-term assets	10,243	42,091	2	—	(10,567)	41,769
Investment in subsidiaries	185,844	36,508	164,433	—	(386,785)	—
Intercompany accounts	2,916	13,803	—	—	(16,719)	—

Total assets	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	—	30,000	—	785	—	30,785
Accounts payable	3,860	59,416	2,232	647	—	66,155
Accrued expenses	22,698	34,164	158	486	—	57,506

Total current liabilities	26,558	123,580	2,390	1,918	—	154,446
Long term-debt	—	257,444	5,000	—	—	262,444
Other long-term liabilities	925	49,549	—	(24)	(10,567)	39,883
Intercompany accounts	—	—	272	16,447	(16,719)	—

Total liabilities	27,483	430,573	7,662	18,341	(27,286)	456,773
Stockholders' equity	174,198	190,739	185,844	10,202	(386,785)	174,198

Total liabilities and stockholders' equity	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

	Superior Essex Inc.
	December 31, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,544	$300	$3,762	$—	$10,606
Accounts receivable, net	—	92,717	1,632	6,544	—	100,893
Inventories, net	—	111,228	5,427	3,132	—	119,787
Other current assets	4,345	16,337	237	2,397	—	23,316

Total current assets	4,345	226,826	7,596	15,835	—	254,602
Property, plant and equipment, net	502	187,319	16,714	18,783	—	223,318
Other assets	3,457	5,547	1	—	—	9,005
Investment in subsidiaries	176,134	40,760	157,130	—	(374,024)	—
Intercompany accounts	2,068	10,619	888	—	(13,575)	—

Total assets	$186,506	$471,071	$182,329	$34,618	$(387,599)	$486,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	—	41,910	—	845	—	42,755
Accounts payable	4,298	28,975	610	1,983	—	35,866
Accrued expenses	18,100	40,254	585	(740)	—	58,199

Total current liabilities	22,398	111,139	1,195	2,088	—	136,820
Long term-debt	—	152,000	5,000	—	—	157,000
Other long-term liabilities	216	27,066	—	1,931	—	29,213
Intercompany accounts	—	—	—	13,575	(13,575)	—

Total liabilities	22,614	290,205	6,195	17,594	(13,575)	323,033
Stockholders' equity	163,892	180,866	176,134	17,024	(374,024)	163,892

Total liabilities and stockholders' equity	$186,506	$471,071	$182,329	$34,618	$(387,599)	$486,925

	Superior Essex Inc.
	Year Ended December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$18,174	$1,386,331	$88,854	$54,734	$(123,452)	$1,424,641
Cost of goods sold	—	1,249,961	87,821	53,546	(105,278)	1,286,050

Gross profit	18,174	136,370	1,033	1,188	(18,174)	138,591
Selling, general and administrative expenses	16,998	92,032	401	1,607	(18,174)	92,864
Restructuring and other charges	1,149	881	—	—	—	2,030

Operating income (loss)	27	43,457	632	(419)	—	43,697
Interest expense	(23)	(25,809)	(463)	(39)	—	(26,334)
Other income (expense), net	(4)	185	33	(145)	—	69

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	17,833	202	(603)	—	17,432
Provision for income taxes	—	(6,476)	(77)	(391)	—	(6,944)
Equity in earnings (loss) of subsidiaries	10,488	(551)	10,363	—	(20,300)	—

Net income (loss)	$10,488	$10,806	$10,488	$(994)	$(20,300)	$10,488

	Superior Essex Inc.
	Period November 11, 2003 to December 31, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$2,420	$123,957	$7,707	$5,759	$(13,434)	$126,409
Cost of goods sold	—	113,911	7,872	5,585	(11,014)	116,354

Gross profit	2,420	10,046	(165)	174	(2,420)	10,055
Selling, general and administrative expenses	1,454	11,059	35	156	(2,420)	10,284
Restructuring and other charges	966	224	—	(6)	—	1,184

Operating income (loss)	—	(1,237)	(200)	24	—	(1,413)
Interest expense	—	(2,578)	(66)	(6)	—	(2,650)
Other income (expense), net	—	352	7	(10)	—	349

Income (loss) before income taxes and equity in loss of subsidiaries	—	(3,463)	(259)	8	—	(3,714)
Benefit (provision) for income taxes	—	1,236	99	(64)	—	1,271
Equity in loss of subsidiaries	(2,443)	(174)	(2,283)	—	4,900	—

Net Loss	$(2,443)	$(2,401)	$(2,443)	$(56)	$4,900	$(2,443)

	Superior TeleCom Inc.
	Period January 1, 2003 to November 10, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$816,267	$68,355	$39,068	$(62,061)	$861,629
Cost of goods sold	—	720,115	66,877	39,380	(62,061)	764,311

Gross profit	—	96,152	1,478	(312)	—	97,318
Selling, general and administrative expenses	2,327	65,623	2,538	1,481	—	71,969
Restructuring and other charges	—	8,700	—	(62)	—	8,638

Operating income (loss)	(2,327)	21,829	(1,060)	(1,731)	—	16,711
Interest income (expense)	13,207	(42,503)	(1)	2,638	—	(26,659)
Other expense, net	—	(45)	(699)	(41)	—	(785)
Reorganization items	34,655	951,962	(81,169)	(14,719)	—	890,729

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and equity in earnings (loss) of subsidiaries	45,535	931,243	(82,929)	(13,853)		879,996
Benefit (provision) for income taxes	73	2,253	518	(85)	—	2,759

Income (loss) before distributions on preferred securities of Superior Trust I and equity in earnings (loss) of subsidiaries	45,608	933,496	(82,411)	(13,938)	—	882,755
Distributions on preferred securities of Superior Trust I	—	—	—	(5,050)	—	(5,050)
Equity in earnings (loss) of subsidiaries	832,097	(27,844)	71,651	—	(875,904)	—

Net income (loss)	$877,705	$905,652	$(10,760)	$(18,988)	$(875,904)	$877,705

	Superior TeleCom Inc.
	Year Ended December 31, 2002
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,015,648	$338,813	$167,382	$(81,885)	$1,439,958
Cost of goods sold	—	887,153	308,365	155,062	(81,885)	1,268,695

Gross profit	—	128,495	30,448	12,320	—	171,263
Selling, general and administrative expenses	3,561	103,399	24,597	12,393	—	143,950
Restructuring and other charges	—	20,861	—	16,896	—	37,757
Loss (gain) on asset sale and impairments	(1,578)	471,992	16,818	15,346	—	502,578

Operating loss	(1,983)	(467,757)	(10,967)	(32,315)	—	(513,022)
Interest income (expense)	2,113	(127,062)	(507)	11,133	—	(114,323)
Other income (expense), net	—	(25,052)	22,155	(19)	—	(2,916)

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, equity in loss of subsidiaries, minority interest and cumulative effect of accounting change	130	(619,871)	10,681	(21,201)	—	(630,261)
Benefit (provision) for income taxes	—	105,787	(3,092)	3,970	—	106,665

Income (loss) before distributions on preferred securities of Superior Trust I, equity in loss of subsidiaries, minority interest and cumulative effect of accounting change	130	(514,084)	7,589	(17,231)	—	(523,596)
Distributions on preferred securities of Superior Trust I	—	—	—	(16,654)	—	(16,654)
Equity in loss of subsidiaries	(961,421)	(642,241)	(607,720)	—	2,211,382	—
Minority interest in losses of subsidiaries	—	—	—	3,462	—	3,462

Loss before cumulative effect of accounting change	(961,291)	(1,156,325)	(600,131)	(30,423)	2,211,382	(536,788)
Cumulative effect of accounting change	—	(416,370)	(8,133)	—	—	(424,503)

Net loss	$(961,291)	$(1,572,695)	$(608,264)	$(30,423)	$2,211,382	$(961,291)

	Superior Essex Inc.
	Year Ended December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$1,187	$23,717	$(399)	$(2,962)	—	$21,543
Cash flows from investing activities:
Belden and Nexans asset acquisitions	—	(87,080)	—	—	—	(87,080)
Capital expenditures	(233)	(12,774)	(2,092)	(245)	—	(15,344)
Proceeds from asset sales	—	1,473	—	—	—	1,473
Other	—	2,412	475	—	(2,887)	—

Cash flows used for investing activities	(233)	(95,969)	(1,617)	(245)	(2,887)	(100,951)

Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(11,910)	—	(120)	—	(12,030)
Debt issuance costs	—	(5,897)	—	—	—	(5,897)
Long-term borrowings	—	250,004	—	—	—	250,004
Repayments of long-term borrowings	—	(145,000)	—	—	—	(145,000)
Intercompany accounts	(848)	(3,783)	1,759	2,872	—	—
Other	—	(475)	—	(2,412)	2,887	—

Cash flows provided by (used for) financing activities	(848)	82,939	1,759	340	2,887	87,077

Effect of exchange rate changes on cash	—	866	—	(829)	—	37

Net increase (decrease) in cash and cash equivalents	106	11,553	(257)	(3,696)	—	7,706
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606

Cash and cash equivalents at end of period	$106	$18,097	$43	$66	—	$18,312

	Superior Essex Inc.
	Period November 11, 2003 to December 31, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$976	$(2,553)	$1,178	$(2,446)	$(449)	$(3,294)
Cash flows from investing activities:
Capital expenditures	—	(1,627)	(112)	—	—	(1,739)

Cash flows used for investing activities	—	(1,627)	(112)	—	—	(1,739)

Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(842)	—	(309)	—	(1,151)
Intercompany accounts	(2,068)	994	(888)	1,962	—	—
Other	(449)	—	—	—	449	—

Cash flows provided by (used for) financing activities	(2,517)	152	(888)	1,653	449	(1,151)

Effect of exchange rate changes on cash	—	(82)	—	640	—	558

Net increase (decrease) in cash and cash equivalents	(1,541)	(4,110)	178	(153)	—	(5,626)
Cash and cash equivalents at beginning of period	1,541	10,654	122	3,915	—	16,232

Cash and cash equivalents at end of period	$—	$6,544	$300	$3,762	—	$10,606

	Superior TeleCom Inc.
	Period January 1, 2003 to November 10, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(4,374)	$76,707	$(2,092)	$1,402	—	$71,643
Cash flows from investing activities:
Capital expenditures	(16)	(2,883)	61	—	—	(2,838)
Net proceeds from sale of assets	—	3,935	7	1,739	—	5,681
Other	(471)	1,275	(171)	—	—	633

Cash flows provided by (used for) investing activities	(487)	2,327	(103)	1,739	—	3,476

Cash flows from financing activities:
Short-term borrowings (repayments), net	—	(14,942)	—	1,154	—	(13,788)
Repayments under pre-petition revolving credit facilities, net	—	(28,527)	—	—	—	(28,527)
Debt issuance costs	—	(3,900)	—	—	—	(3,900)
Repayments of long-term borrowings	—	(20,151)	(52)	—	—	(20,203)
Intercompany accounts	6,402	(5,817)	2,166	(2,751)	—	—

Cash flows used for financing activities	6,402	(73,337)	2,114	(1,597)	—	(66,418)

Effect of exchange rate changes on cash	—	—	—	430	—	430

Net increase (decrease) in cash and cash equivalents	1,541	5,697	(81)	1,974	—	9,131
Cash and cash equivalents at beginning of period	—	4,957	203	1,941	—	7,101

Cash and cash equivalents at end of period	$1,541	$10,654	$122	$3,915	—	$16,232

	Superior TeleCom Inc. Year Ended December 31, 2002
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(3,788)	$(33,362)	$17,949	$6,894	—	$(12,307)
Cash flows from investing activities:
Capital expenditures	—	(7,675)	(1,210)	(1,238)	—	(10,123)
Net proceeds from sale of assets	13,941	57,581	13,437	(1,383)	—	83,576
Superior Israel customer loan repayments, net	—	—	—	6,157	—	6,157
Other	—	5,471	—	310	(4,768)	1,013

Cash flows provided by investing activities	13,941	55,377	12,227	3,846	(4,768)	80,623

Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(66,697)	—	—	—	(66,697)
Borrowings under revolving credit facilities, net	—	22,480	—	7,759	—	30,239
Debt issuance costs	—	(3,939)	—	—	—	(3,939)
Long-term borrowings—Israel	—	—	—	1,479	—	1,479
Long-term borrowings (repayments)	3,748	(30,382)	(173)	(14,870)	—	(41,677)
Intercompany accounts	(14,060)	53,353	(31,166)	(8,127)	—	—
Dividends paid	—	—	—	(4,768)	4,768	—
Other, net	159	—	—	—	—	159

Cash flows used for financing activities	(10,153)	(25,185)	(31,339)	(18,527)	4,768	(80,436)

Effect of exchange rate changes on cash	—	—	—	(90)	—	(90)

Net decrease in cash and cash equivalents	—	(3,170)	(1,163)	(7,877)	—	(12,210)
Cash and cash equivalents at beginning of period	—	8,127	1,366	9,818	—	19,311

Cash and cash equivalents at end of period	$—	$4,957	$203	$1,941	—	$7,101

22. Subsequent Event

        On March 4, 2005, the Company sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting business conducted by the Company under the U.S. Seal trade name for a total purchase price of $11.6 million. Total sales with respect to the U.S. Seal business were approximately $4 million in 2004. In connection with the sale, the Company also signed a non-exclusive distribution agreement to act as a distributor for certain of the U.S Seal products.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2005	SUPERIOR ESSEX INC.
	By:	/s/ STEPHEN M. CARTER Stephen M. Carter Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Monte R. Haymon	Chairman of the Board	March 15, 2005
/s/ STEPHEN M. CARTER Stephen M. Carter	Chief Executive Officer and Director (principal executive officer)	March 15, 2005
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)	March 15, 2005
* Andrew D. Africk	Director	March 15, 2005
* Denys Gounot	Director	March 15, 2005
* James F. Guthrie	Director	March 15, 2005
* Andrew P. Hines	Director	March 15, 2005
* Perry J. Lewis III	Director	March 15, 2005
*By:	BARBARA L. BLACKFORD Barbara L. Blackford Attorney-in-fact

SUPERIOR ESSEX INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2004, Period November 11, 2003 to December 31, 2003,
Period January 1, 2003 to November 10, 2003, and Year Ended December 31, 2002
(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Superior Essex Inc.:
Year ended December 31, 2004:
Allowance for restructuring activities	$33	$—	$—	(33	)(a)	$—
Allowance for doubtful accounts	2,140	823	—	(1,163	)(b)	1,800
Period November 11, 2003 to December 31, 2003:
Allowance for restructuring activities	$112	$—	$—	$(79	)(a)	$33
Allowance for doubtful accounts	1,827	353	—	(40	)(b)	2,140
Superior TeleCom Inc.:
Period January 1, 2003 to November 10, 2003:
Allowance for restructuring activities	3,214	—	—	(3,102	)(a)	112
Allowance for doubtful accounts	7,676	832	—	(6,681	)(b)	1,827
Year ended December 31, 2002:
Allowance for restructuring activities	608	9,852	—	(7,246	)(a)	3,214
Allowance for doubtful accounts	8,391	1,020	—	(1,735	)(c)	7,676

(a)
Payments for restructuring liabilities

(b)
Write-offs net of recoveries

(c)	Write-offs net of recoveries	$(1,278)
	Effect of Electrical Sale	(457)

		$(1,735)

S-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits, Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES