Form 10-Q
period 2005-03-31
SUPERIOR ESSEX INC
filed 2005-05-09
CIK 1271193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of May 4, 2005, the registrant had 17,118,363 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

        In this Quarterly Report on Form 10-Q, the following terms have the meanings indicated below:

  •
  unless the context otherwise requires, the terms "we," "us" and "our," as well as the terms "Superior Essex," and the "Company," refer to Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries.

  •
  "Superior TeleCom," unless the context otherwise requires, refers to Superior TeleCom Inc. and its subsidiaries and the business carried on by them prior to November 10, 2003.

  •
  "Superior Essex Holding" refers to Superior Essex Holding Corp., Superior Essex's wholly owned subsidiary.

  •
  "Superior Essex Communications" refers to Superior Essex Communications LP. Superior Essex Holding is the sole limited partner of Superior Essex Communications and SE Communications GP Inc., a wholly owned subsidiary of Superior Essex Holding, is the sole general partner of Superior Essex Communications.

  •
  "Essex International" refers to Essex International Inc., Superior Essex Holding's wholly owned subsidiary.

  •
  "Essex Group" refers to Essex Group, Inc., Essex International's wholly owned subsidiary.

Forward-Looking Statements

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

  •
  The volatility of the market price of our common stock; and

  •
  Other risks and uncertainties, including those included under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,040	$18,312
Accounts receivable (less allowance for doubtful accounts of $1,646 and $1,800 at March 31, 2005 and December 31, 2004, respectively)	182,225	144,954
Inventories, net	188,576	160,869
Other current assets	21,236	25,848

Total current assets	394,077	349,983
Property, plant and equipment, net	234,722	239,219
Intangible and other long-term assets, net	42,176	41,769

Total assets	$670,975	$630,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$52,802	$30,785
Accounts payable	82,814	66,155
Accrued expenses	44,446	57,506

Total current liabilities	180,062	154,446
Long-term debt	262,604	262,444
Other long-term liabilities, primarily pension obligations	43,013	39,883

Total liabilities	485,679	456,773
Stockholders' equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 17,103,133 and 17,048,694 shares issued at March 31, 2005 and December 31, 2004, respectively	171	171
Capital in excess of par value	172,017	171,187
Accumulated other comprehensive income	17	95
Retained earnings	18,026	8,045
Equity-based unearned compensation	(4,503)	(4,868)
Treasury stock, at cost (26,770 shares at March 31, 2005 and December 31, 2004)	(432)	(432)

Total stockholders' equity	185,296	174,198

Total liabilities and stockholders' equity	$670,975	$630,971

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$403,288	$301,851
Cost of goods sold	361,367	272,251

Gross profit	41,921	29,600
Selling, general and administrative expenses	(25,473)	(20,891)
Restructuring and other charges	(452)	(1,080)
Asset impairment charge (note 4)	(2,306)	—
Gain on sale of product line (note 5)	10,355	—

Operating income	24,045	7,629
Interest expense	(7,073)	(4,869)
Other income (expense), net	115	(76)

Income before income taxes	17,087	2,684
Income tax expense	(7,106)	(1,330)

Net income	$9,981	$1,354

Net income per share of common stock:
Basic	$0.60	$0.08
Diluted	$0.59	$0.08

Weighted average shares outstanding:
Basic	16,584	16,500
Diluted	16,889	16,592

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,981	$1,354
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,768	4,828
Amortization of deferred financing costs and discount	488	264
Asset impairment charges (note 4)	2,306	—
Gain on sale of product line (note 5)	(10,355)	—
Change in operating assets and liabilities:
Accounts receivable, net	(37,858)	(41,332)
Inventories, net	(28,539)	(14,377)
Other current and non-current assets	2,137	4,376
Accounts payable, accrued expenses and other liabilities	18,139	20,639
Other, net	727	1,787

Cash flows used for operating activities before reorganization items	(37,206)	(22,461)
Reorganization items paid, net	—	(10,995)

Cash flows used for operating activities	(37,206)	(33,456)

Cash flows from investing activities:
Capital expenditures	(3,149)	(1,132)
Belden asset acquisition contingent payment (note 5)	(10,000)	—
Proceeds from sale of product line (note 5)	11,563	—
Other	2	25

Cash flows used for investing activities	(1,584)	(1,107)

Cash flows from financing activities:
Short-term borrowings, net	22,032	29,720
Proceeds from exercise of stock options	545	—

Cash flows provided by financing activities	22,577	29,720

Effect of exchange rate changes on cash	(59)	(106)

Net decrease in cash and cash equivalents	(16,272)	(4,949)
Cash and cash equivalents at beginning of period	18,312	10,606

Cash and cash equivalents at end of period	$2,040	$5,657

Supplemental disclosures:
Cash paid for interest	$761	$735
Cash paid for income taxes, net	$3,459	$155

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1.     General

  Basis of presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

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

  Stock-Based Compensation Plans

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for stock-based compensation plans. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. Compensation expense attributable to fixed awards is recognized on a straight-line basis over the related vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding awards in each period.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$9,981	$1,354
Add stock-based employee compensation expense included in reported net income, net of tax	379	196
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(492)	(226)

Pro forma net income	$9,868	$1,324

Net income per share:
As reported:
Basic	$0.60	$0.08
Diluted	0.59	0.08
Pro forma:
Basic	0.60	0.08
Diluted	0.59	0.08

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        The following table summarizes stock option activity for the three months ended March 31, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	888,750	$10.52
Granted	—	—
Exercised	(54,450)	10.00

Outstanding at March 31, 2005	834,300	10.55

  Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment", a revision of Statement 123, "Accounting for Stock Based Compensation." Statement 123(R) supercedes APB Opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for fiscal years beginning after June 15, 2005. The Company intends to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. The Company will adopt Statement 123(R) effective January 1, 2006.

2.     Inventories, net

        At March 31, 2005 and December 31, 2004, the components of inventories were as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials	$25,084	$16,034
Work in process	35,735	31,509
Finished goods	153,355	135,489

	214,174	183,032
LIFO reserve	(25,598)	(22,163)

	$188,576	$160,869

        Inventories valued using the LIFO method amounted to $90.8 million and $78.8 million at March 31, 2005 and December 31, 2004, respectively.

3.     Comprehensive income

        The components of comprehensive income for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Net income	$9,981	$1,354
Foreign currency translation adjustment	(274)	489
Change in unrealized gains on derivatives, net of deferred income tax of $89 and $950 for the three months ended March 31, 2005 and 2004, respectively	149	1,492
Other	47	62

Comprehensive income	$9,903	$3,397

        The components of accumulated other comprehensive income at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Foreign currency translation adjustment	$2,054	$2,328
Unrealized gain on derivatives, net of deferred tax of $1,333 and $1,244 at March 31, 2005 and December 31, 2004, respectively	2,090	1,941
Additional minimum pension liability, net of deferred tax of $2,679 at March 31, 2005 and December 31, 2004	(4,190)	(4,190)
Other	63	16

	$17	$95

4.     Restructuring and other charges and asset impairments

        During the three months ended March 31, 2005 the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company's U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of

2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the proposed Nexans transaction (see Note 10). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the magnet wire and distribution segment.

        Restructuring and other charges for the three months ended March 31, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.1 million of professional fees related to the implementation of Superior TeleCom's plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the three months ended March 31, 2004 were $1.1 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

5.     Asset acquisitions and dispositions

  Belden Asset Acquisition

        On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper outside plant ("OSP") communications wire and cable business (the "Belden Asset Acquisition"). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden's communications business for total consideration of $83.1 million including a payment of $10 million which was made in March 2005. The equipment acquired from Belden is being deployed in the communications cable segment. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations.

  Nexans Asset Acquisition

        On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans S.A. Company. Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans' U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The Company used the assets acquired in its magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million.

  US Seal Disposition

        On March 4, 2005, the Company sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting the business conducted by the Company under the US Seal trade name for a net total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million in 2004. In connection with the sale, the Company also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. The Company believes the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line and accordingly, the disposition is not reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets and EITF Issue No. 03-13. The US Seal product line is included in the magnet wire and distribution segment.

6.     Debt

        At March 31, 2005 and December 31, 2004, short-term borrowings and long-term debt consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$52,802	$30,000
Other	—	785

	$52,802	$30,785

Long-term debt:
9% senior notes (net of discount of $6,496 and $6,656 at March 31, 2005 and December 31, 2004, respectively)	$250,604	$250,444
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000

Total long-term debt	$262,604	$262,444

        On March 11, 2005, the senior secured revolving credit facility was amended. The amendment, among other things, increased the amount of permitted consigned inventory from $18 million to $30 million and limited the extent to which consigned inventory may be included in the determination of the borrowing base for revolving loans to the lesser of 20% of the inventory formula amount or $30 million. The amendment also exempts up to $5 million of the total $30 million of permitted consigned inventory from the requirement for filing a UCC financing statement. The amendment also modifies the manner of calculating the value of consigned inventory, eliminating the designation of FIFO as the only method of permitted valuation under generally accepted accounting principles. Undrawn availability (after considering outstanding letters of credit of $4.4 million) at March 31, 2005 amounted to $117.8 million.

        Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group Inc. may not declare or make any distributions to the Company except for the payment of certain corporate expenses, income taxes and certain other specified costs. The indenture governing the 9% senior notes contains covenants which restrict the ability of the Company and certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of the Company's assets.

7.     Income per share

        The computation of basic and diluted net income per share for the three months ended March 31, 2005 and 2004 is as follows:

	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$9,981	16,584	$0.60	$1,354	16,500	$0.08

Effect of dilutive securities
Restricted stock awards	—	130		—	79
Stock options	—	175		—	13

Diluted net income per common share	$9,981	16,889	$0.59	$1,354	16,592	$0.08

        A total of 868,421 and 1,019,717 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex's warrant have been excluded from the computation of diluted income per share for the three months ended March 31, 2005 and 2004, respectively.

8.     Employee benefits

        The components of net periodic benefit cost of the Company's defined benefit pension plans for the three months ended March 31, 2005 and 2004 are presented below.

	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$406	$106
Interest cost	1,627	1,568
Expected return on plan assets	(1,591)	(1,539)
Amortization of prior service costs	19	—

	$461	$135

        The Company's cash contributions to the defined benefit plans amounted to $0.7 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively. The Company expects to make additional cash contributions of $2.8 million for the remainder of 2005.

9.     Derivative financial instruments

        The Company, to a limited extent, uses or has used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

        The costs of copper, the Company's most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company's commodities futures purchase contracts are summarized as follows at March 31, 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
March 31, 2005:
Copper	9,775	2005	$1.46	$3,007
Copper	2,125	2006	1.36	416

				$3,423

Interest rate risk management

        In order to limit the Company's exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of March 31, 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
March 31, 2005:
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$380
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

        The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At March 31, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 6.2 million Canadian dollars for $5.1 million in May 2005. The fair value of the forward exchange contracts was insignificant at March 31, 2005.

10.   Commitments and contingencies

        In February 2005 the Company executed a non-binding memorandum of understanding ("MOU") with Nexans regarding potential transactions involving Nexans' magnet wire operations in Europe and China. In Europe, the proposed transaction under discussion between the parties would involve a joint venture combining Nexans' European magnet wire and enamel business with the Company's U.K. magnet wire business. Separately, the MOU includes negotiations for the Company to purchase Nexans' 80% share of Nexans Tianjin, a Chinese magnet wire joint venture. Closing of the transactions is subject to a number of conditions, including among others successful due diligence and execution of definitive binding joint venture and purchase agreements.

        The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will not have a material adverse effect upon the Company's financial position, liquidity or results of operations.

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

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to these customers. At March 31, 2005, the Company had forward fixed price copper purchase commitments for delivery through December 2005 for $25.3 million. Additionally at March 31, 2005, the Company has forward purchase fixed price commitments for natural gas primarily for delivery in 2005 amounting to $6.2 million.

        A significant portion of the income taxes payable at March 31, 2005 relate to pre-petition claims primarily resulting from state income tax audits of Superior TeleCom. The Company is currently in negotiations with state taxing authorities to settle these claims. Although the Company believes it has adequately provided for any liability that may result from settlement of these claims, the ultimate outcome of the negotiations cannot be predicted with certainty.

        The collective bargaining agreement at our Vincennes, Indiana magnet wire facility, representing approximately 8% of the Company's work force, expired on October 1, 2004. The Vincennes facility is one of the Company's five magnet wire manufacturing facilities in the United States. The parties signed an extension which provides that the collective bargaining agreement will remain in effect unless either party gives ten days prior notice of its intention to terminate the agreement. Management and union representatives have been negotiating to reach a new collective bargaining agreement. Two proposals were not accepted by the union membership and on May 4, 2005, the union members voted to hold a vote on whether to strike at the Vincennes facility. The parties continue to negotiate to reach a mutually acceptable agreement, but there can be no assurance that these negotiations will be successful. A protracted strike or work stoppage could have a material adverse affect on our operations and financial results.

11.   Business segments

        The Company's reportable segments are communications cable, magnet wire and distribution and copper rod. The communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. The magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers. The copper rod segment includes sales of copper rod produced by the Company's continuous casting units to external customers. Copper rod produced for internal processing is recorded by the consuming segment at cost as a component of cost of goods sold.

        The Company evaluates segment performance based on a number of factors, with operating income, excluding restructuring and other charges and asset impairments, being the most critical.

        Financial information with respect to reportable segments is presented below. Corporate and other items shown below are provided to reconcile to the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net sales:
Communications cable	$151,964	$90,600
Magnet wire and distribution	184,540	146,363
Copper rod	66,784	64,888

	$403,288	$301,851

Operating income (loss)
Communications cable	$11,704	$3,898
Magnet wire and distribution	9,684	7,301
Copper rod	249	713
Corporate and other	(5,189)	(3,203)
Gain on sale of product line	10,355	—
Restructuring and other charges and asset impairments	(2,758)	(1,080)

	$24,045	$7,629

	March 31, 2005	December 31, 2004
	(in thousands)
Total assets:
Communications cable	$314,027	$294,109
Magnet wire and distribution	301,458	290,542
Copper rod	49,546	38,625
Corporate and other	5,944	7,695

	$670,975	$630,971

12.   Supplemental guarantor information

        The 9% senior unsecured notes were issued by Superior Essex Communications and Essex Group, as joint and several obligors. The notes are jointly and severally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries (as defined in the indenture governing the notes). All of the Company's current domestic subsidiaries, other than IP Licensing LLP, are restricted subsidiaries. The following consolidating information presents information about the Company (the "Parent"), the issuers, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are presented on the equity method. Intercompany transactions are eliminated in consolidation.

	March 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$534	$2	$1,504	—	$2,040
Accounts receivable, net	—	172,292	3,054	6,879	—	182,225
Inventories, net	—	174,673	10,654	3,249	—	188,576
Other current assets	1,893	16,608	116	2,619	—	21,236

Total current assets	1,893	364,107	13,826	14,251	—	394,077
Property, plant and equipment, net	243	203,788	18,394	12,297	—	234,722
Intangible and other long-term assets	11,783	40,956	2	—	(10,565)	42,176
Investment in subsidiaries	195,701	33,743	174,496	—	(403,940)	—
Intercompany accounts	2,578	16,881	—	—	(19,459)	—

Total assets	$212,198	$659,475	$206,718	$26,548	$(433,964)	$670,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$52,802	$—	$—	—	$52,802
Accounts payable	4,519	74,027	1,748	2,520	—	82,814
Accrued expenses	18,107	25,999	179	161	—	44,446

Total current liabilities	22,626	152,828	1,927	2,681	—	180,062
Long term-debt, less current portion	—	257,604	5,000	—	—	262,604
Other long-term liabilities	4,276	48,368	385	549	(10,565)	43,013
Intercompany accounts	—	—	3,705	15,754	(19,459)	—

Total liabilities	26,902	458,800	11,017	18,984	(30,024)	485,679
Stockholders' equity	185,296	200,675	195,701	7,564	(403,940)	185,296

	$212,198	$659,475	$206,718	$26,548	$(433,964)	$670,975

	December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106	$18,097	$43	$66	—	$18,312
Accounts receivable, net	—	134,433	2,086	8,435	—	144,954
Inventories, net	—	148,918	9,054	2,897	—	160,869
Other current assets	2,323	21,029	44	2,452	—	25,848

Total current assets	2,429	322,477	11,227	13,850	—	349,983
Property, plant and equipment, net	249	206,433	17,844	14,693	—	239,219
Intangible and other long-term assets	10,243	42,091	2	—	(10,567)	41,769
Investment in subsidiaries	185,844	36,508	164,433	—	(386,785)	—
Intercompany accounts	2,916	13,803	—	—	(16,719)	—

Total assets	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$30,000	$—	$785	—	$30,785
Accounts payable	3,860	59,416	2,232	647	—	66,155
Accrued expenses	22,698	34,164	158	486	—	57,506

Total current liabilities	26,558	123,580	2,390	1,918	—	154,446
Long term-debt, less current portion	—	257,444	5,000	—	—	262,444
Other long-term liabilities	925	49,549	—	(24)	(10,567)	39,883
Intercompany accounts	—	—	272	16,447	(16,719)	—

Total liabilities	27,483	430,573	7,662	18,341	(27,286)	456,773
Stockholders' equity	174,198	190,739	185,844	10,202	(386,785)	174,198

	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

	Three Months Ended March 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$5,275	$400,020	$31,800	$12,881	$(46,688)	$403,288
Cost of goods sold	—	358,367	31,828	12,585	(41,413)	361,367

Gross profit	5,275	41,653	(28)	296	(5,275)	41,921
Selling, general and administrative expenses	(5,178)	(24,886)	(249)	(435)	5,275	(25,473)
Restructuring and other charges	(97)	(355)	—	—	—	(452)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355

Operating income (loss)	—	26,767	(277)	(2,445)	—	24,045
Interest expense	—	(6,990)	(78)	(5)	—	(7,073)
Other income, net	—	94	21	—	—	115

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	19,871	(334)	(2,450)	—	17,087
Benefit (provision) for income taxes	—	(7,075)	129	(160)	—	(7,106)
Equity in earnings (loss) of subsidiaries	9,981	(2,736)	10,186	—	(17,431)	—

Net income (loss)	$9,981	$10,060	$9,981	$(2,610)	$(17,431)	$9,981

	Three Months Ended March 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,423	$292,740	$19,546	$13,562	$(28,420)	$301,851
Cost of goods sold	—	263,733	19,302	13,213	(23,997)	272,251

Gross profit	4,423	29,007	244	349	(4,423)	29,600
Selling, general and administrative expenses	(3,197)	(21,624)	(87)	(406)	4,423	(20,891)
Restructuring and other charges	(766)	(314)	—	—	—	(1,080)

Operating income (loss)	460	7,069	157	(57)	—	7,629
Interest expense	(460)	(4,279)	(119)	(11)	—	(4,869)
Other income (expense), net	—	41	(5)	(112)	—	(76)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	2,831	33	(180)	—	2,684
Benefit (provision) for income taxes	—	(1,204)	(12)	(114)	—	(1,330)
Equity in earnings (loss) of subsidiaries	1,354	(195)	1,333	—	(2,492)	—

Net income (loss)	$1,354	$1,432	$1,354	$(294)	$(2,492)	$1,354

	Three Months Ended March 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(974)	$(36,665)	$(2,547)	$2,980	—	$(37,206)
Cash flows from investing activities:
Capital expenditures	(15)	(1,941)	(927)	(266)	—	(3,149)
Belden asset acquisition contingent payment	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of product line	—	11,563	—	—	—	11,563
Other	—	2	—	—	—	2

Cash flows used for investing activities	(15)	(376)	(927)	(266)	—	(1,584)

Cash flows from financing activities:
Short-term borrowings (repayments), net	—	22,802	—	(770)	—	22,032
Proceeds from exercise of stock options	545	—	—	—	—	545
Intercompany accounts	338	(3,078)	3,433	(693)	—	—

Cash flows provided by (used for) financing activities	883	19,724	3,433	(1,463)	—	22,577

Effect of exchange rate changes on cash	—	(246)	—	187	—	(59)

Net increase (decrease) in cash and cash equivalents	(106)	(17,563)	(41)	1,438	—	(16,272)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312

Cash and cash equivalents at end of period	$—	$534	$2	$1,504	—	$2,040

	Three Months Ended March 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows used for operating activities	$(6,732)	$(20,828)	$(2,723)	$(3,173)	—	$(33,456)
Cash flows from investing activities:
Capital expenditures	(7)	(1,125)	—	—	—	(1,132)
Other	25	—	—	—	—	25

Cash flows provided by (used for) investing activities	18	(1,125)	—	—	—	(1,107)

Cash flows from financing activities:
Short-term borrowings, net	—	29,480	—	240	—	29,720
Intercompany accounts	6,441	(10,403)	2,700	1,262	—	—

Cash flows provided by financing activities	6,441	19,077	2,700	1,502	—	29,720

Effect of exchange rate changes on cash	—	348	—	(454)	—	(106)

Net decrease in cash and cash equivalents	(273)	(2,528)	(23)	(2,125)	—	(4,949)
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606

Cash and cash equivalents at end of period	$(273)	$4,016	$277	$1,637	—	$5,657

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

        Industry segment financial data (including sales and operating income by industry segment) for the three month period ended March 31, 2005 and 2004 is included in Note 11 to the accompanying condensed consolidated financial statements.

Asset Acquisitions

  Belden Asset Acquisition

        On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. ("Belden") related to their North American copper OSP communications wire and cable business (the "Belden Asset Acquisition"). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden's communications cable business for total consideration of $83.1 million including a contingent payment of $10 million made in March 2005. The equipment acquired from Belden is being deployed in the communications cable segment. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations.

  Nexans Asset Acquisition

        On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans S.A. Company. Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans' U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The Company used the assets acquired in its magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million.

Impact of Copper Price Fluctuations on Operating Results

        Copper is one of the principal raw materials used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods' copper indices. Beginning in the fourth quarter of 2003 and continuing through the first quarter of 2005, copper prices have escalated rapidly. The average daily COMEX price per pound for copper was $1.47 and $1.23 per pound for the three months ended March 31, 2005 and 2004, respectively. Rapid increases in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. Increases in copper prices can also impact our working capital. See "Liquidity and Capital Resources" below.

Results of Operations—Three Month Period Ended March 31, 2005 Compared to the Three Month Period Ended March 31, 2004

        The discussion below compares the results of our operations for the three months ended March 31, 2005 to the three months ended March 31, 2004.

        Average copper prices for the three months ended March 31, 2005 increased 19% as compared to the three months ended March 31, 2004. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $1.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Actual			Copper-adjusted
	Three Months Ended March 31,			Three Months Ended March 31,
			% Change			% Change
	2005	2004		2005	2004
Net sales:
Communications cable	$151,964	$90,600	68%	$137,626	92,305	49%
Magnet wire and distribution	184,540	146,363	26%	160,137	139,090	15%
Copper rod	66,784	64,888	3%	46,969	52,900	(11)%

	403,288	301,851	34%	344,732	284,295	21%
Constant cost of copper adjustment	—	—		58,556	17,556

Total	$403,288	$301,851	34%	$403,288	$301,851	34%

        Consolidated sales for the three months ended March 31, 2005 were $403.3 million, an increase of 34% as compared to consolidated sales of $301.9 million for the quarter ended March 31, 2004. Sales for the 2005 quarter were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 21% for the quarter ended March 31, 2005 compared to the prior year period reflecting incremental sales attributable to the 2004 Belden and Nexans asset acquisitions as well as organic growth in both the communications cable and magnet wire and distribution segments.

        Sales for our communications cable segment for the March 31, 2005 quarter were $152.0 million, an increase of 68%, as compared to sales of $90.6 million for the quarter ended March 31, 2004. Sales adjusted for a constant cost of copper increased 49%. The copper-adjusted increase reflects the incremental sales from customer contracts acquired in the June 2004 Belden asset acquisition as well as an approximately 30% growth in sales of fiber optic and premises wire and cable products. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share. Additionally, the overall demand for OSP fiber products has increased as a result of increased use by certain RBOCs of fiber optic cable further downstream in their networks.

        Sales for our magnet wire and distribution segment were $184.5 million for the quarter ended March 31, 2005, an increase of 26% as compared to the prior year. On a copper-adjusted basis, sales for the quarter increased 15% from the same quarter in the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 quarter sales increase reflects copper-adjusted growth resulting from market share gains at certain major customers as well as the continued strengthening of our basic industrial and power segment end markets and volume increases in our Essex Brownell business.

        Copper rod sales for the three months ended March 31, 2005 were $66.8 million compared to $64.9 million for the comparable 2004 period, an increase of $1.9 million. On a copper-adjusted basis, sales for our copper rod segment decreased by 11% for the three months ended March 31, 2005 compared to the prior year period. The copper-adjusted decrease in the 2005 quarter reflects reduced demand from certain automotive related customers and other planned reductions. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even.

        For the quarter ended March 31, 2005, gross profit was $41.9 million, an increase of 42% as compared to the prior year quarter primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and gross profit margin improvements in our communications cable segment. The gross profit margin in the 2005 quarter was 10.4% compared to 9.8% for same quarter in 2004. The increase in gross profit margin reflects improved capacity utilization due to increased volumes offset somewhat by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 12.2% for the three months ended March 31, 2005 compared to 10.4% for the three months ended March 31, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 quarter compared to the prior year quarter due to improved fixed cost absorption as a result of increased sales and related production volumes. Copper-adjusted gross profit margin for our magnet wire and distribution business for the three months ended March 31, 2005 remained flat compared to the prior year quarter as increased throughput and price surcharges offset the effects of certain inflationary cost increases including higher natural gas prices, freight costs and copper producer premiums.

        Selling, general and administrative expenses ("SG&A expense") for the three month period ended March 31, 2005 were $25.5 million, an increase of 22% as compared to SG&A expense of $20.9 million for the three months ended March 31, 2004. The increase is attributable to a number of factors including corporate stock-based compensation and supplemental executive retirement plan charges ($0.7 million), professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act ($0.7 million), amortization charges related to intangible assets acquired in the Belden and Nexans asset acquisitions ($0.5 million) and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

        During the three months ended March 31, 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary. We evaluated the long-lived assets of our U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the proposed Nexans transaction discussed below. The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the magnet wire and distribution segment.

        Restructuring and other charges for the three months ended March 31, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.1 million of professional fees related to the implementation of Superior TeleCom's plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the three months ended March 31, 2004 were $1.1 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

        In March 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting the business conducted by us under the US Seal trade name for a total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million for the year ended December 31, 2004. In connection with the sale, we also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. We believe the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line. The US product line is included in the magnet wire and distribution segment.

        We had operating income of $24.1 million for the quarter ended March 31, 2005, compared to $7.6 million for the same period in 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related gross profit and the gain on the sale of the US Seal product line partially offset by an increase in SG & A expense and asset impairment charges.

        Interest expense for the quarter ended March 31, 2005 was $7.1 million compared to interest expense of $4.9 million for the quarter ended March 31, 2004. The increase in interest expense in 2005 reflects increased borrowings outstanding primarily attributable to our senior notes issued in April 2004 to finance the Belden Asset Acquisition.

        Our effective income tax rate for the three months ended March 31, 2005 was 42% compared to an effective tax rate of 50% for the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2005 exceeds the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary partially offset by a $0.7 million positive settlement of prior outstanding foreign tax contingencies. The effective tax rate for the 2004 quarter exceeds the U.S. statutory tax rate due to the impact of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Other Matters

        The collective bargaining agreement at our Vincennes, Indiana magnet wire facility, representing approximately 8% of the Company's work force, expired on October 1, 2004. The Vincennes facility is one of the Company's five magnet wire manufacturing facilities in the United States. The parties signed an extension which provides that the collective bargaining agreement will remain in effect unless either party gives ten days prior notice of its intention to terminate the agreement. Management and union representatives have been negotiating to reach a new collective bargaining agreement. Two proposals were not accepted by the union membership and on May 4, 2005, the union members voted to hold a vote on whether to strike at the Vincennes facility. The parties continue to negotiate to reach a mutually acceptable agreement, but there can be no assurance that these negotiations will be successful. A protracted strike or work stoppage could have a material adverse affect on our operations and financial results.

Liquidity and Capital Resources

  Cash from Operating Activities

        We reported cash used by operating activities of $37.2 million for the three months ended March 31, 2005 compared to cash used by operating activities of $33.5 million for the three months ended March 31, 2004. Cash used by operations for the 2004 quarter includes approximately $11.0 million we paid during 2004 of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy. Cash used by operating activities for the three months ended March 31, 2005 and 2004 includes net working capital increases of $46.1 million and $30.7, respectively, which reflect normal seasonal build in accounts receivable and inventory and the impact of substantially higher copper costs. The first quarter seasonal increase in our working capital results from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segment. The 2005 working capital increase also includes incremental accounts receivable attributable to incremental sales associated with customer contracts acquired in the Belden and Nexans asset acquisitions. Cash from investing activities includes a payment of $10 million with respect to the Belden Asset Acquisition as well as $11.6 million of proceeds received in connection with our sale of the US Seal product line.

  Capital Resources

        Superior TeleCom's plan of reorganization provided for the issuance, as of the effective date of the plan of reorganization (or as soon thereafter as practicable), of the senior notes of Superior Essex Communications and Essex Group, the series A preferred stock of Superior Essex Holding and 16,500,000 shares of our common stock.

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

        The 9% Notes were issued by Superior Essex Communications and Essex Group and are fully and unconditionally guaranteed by us and each of our existing and future domestic restricted subsidiaries. We may redeem some or all of the 9% Notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

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

        Superior Essex Communications and Essex Group are borrowers under a $175 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin in effect for the first quarter of 2005 is 1.75% for LIBOR loans and 0.25% for base rate loans. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include a rent reserve related to property on which collateral is located. On March 11, 2005, the senior secured revolving credit facility was amended to increase the amount of permitted consigned inventory from $18 million to $30 million and limited the extent to which consigned inventory may be included in the determination of the borrowing base for revolving loans to the lesser of 20% of the inventory formula amount or $30 million. The amendment also exempts up to $5 million of the total $30 million of permitted consigned inventory from the requirement for filing a UCC financing statement. The amendment also modifies the manner of calculating the value of consigned inventory, eliminating the designation of FIFO as the only method of permitted valuation under generally accepted accounting principles.

        Under the senior secured revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to Superior Essex except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $52.8 million was drawn under this facility as of March 31, 2005. Undrawn availability (after considering outstanding letters of credit of $4.4 million) on such date amounted to $117.8 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

  Liquidity

        Our principal cash requirements generally include interest payments on our senior secured revolving credit facility and the 9% Notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $14 million to $18 million annually and obligations related to our defined benefit pension plans. In addition, the average price of copper, our principal raw material, has increased approximately 14% for the three months ended March 31, 2005 compared to the year ended December 31, 2004. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements.

        In February 2005 we announced plans to construct a wholly-owned greenfield manufacturing facility near Shanghai in China. Total investment for the initial phase of construction is expected to be approximately $25 million expended in 2005 and 2006.

        Additionally in February 2005 we announced the signing a non-binding memorandum of understanding ("MOU") with Nexans regarding potential transactions involving Nexans' magnet wire operations in Europe and China. In Europe, the proposed transaction under discussion between the parties would involve a joint venture combining Nexans' European magnet wire and enamel business with our U.K. magnet wire business. Separately, the MOU includes negotiations for our purchase of Nexans' 80% share of Nexans Tianjin, a Chinese magnet wire joint venture. Under the MOU, we currently estimate our total cash investment for both the European joint venture and Chinese joint venture interest would be approximately $30 million which is subject to adjustment based on final net asset values of the entities. It is expected that the European joint venture will obtain external financing for its operations. Closing of the transactions is subject to a number of conditions, including among others successful due diligence and execution of definitive binding joint venture and purchase agreements.

        We believe that cash provided by operations, together with borrowing availability under our senior secured revolving credit facility ($117.8 million at March 31, 2005) together with our cash on hand will be sufficient to meet our obligations (including the potential transactions involving Nexans' magnet wire operations discussed above) and fund our working capital requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We, to a limited extent, use or have used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but we do not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

        The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at March 31, 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
March 31, 2005:
Copper	9,775	2005	$1.46	$3,007
Copper	2,125	2006	1.36	416

				$3,423

Interest rate risk management

        In order to limit our exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of March 31, 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
March 31, 2005:
Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$380
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

        We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At March 31, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 6.2 million Canadian dollars for $5.1 million in May 2005. The fair value of the forward exchange contracts was insignificant at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls over financial reporting, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Further, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls provides absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

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
2.2
Asset Purchase Agreement, dated as of March 18, 2004, by and among Superior Essex Communications LLC, Belden Communications Company and Belden (Canada) Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Essex Inc. dated June 16, 2004)
3.1	Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(a) to the Superior Essex Form 10).
3.2	Restated By-Laws of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(b) to the Superior Essex Form 10).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Superior Essex Inc.
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
4.6	Form of Director Restricted Stock Certificate* (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.1
Credit Agreement, dated November 10, 2003, by and among Superior Essex Communications LLC, as a borrower, Essex Group, Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent, Fleet Securities, Inc. and GECC Capital Markets Group, Inc., as co- lead arrangers (incorporated herein by reference to Exhibit 10(a) to the Superior Essex Form 10).
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
10.7
Sixth Amendment to Credit Agreement, dated March 11, 2005, by and among Superior Essex Communications LP, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2004).
10.8
Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).

10.9	Superior Essex Inc. 2003 Stock Incentive Plan *(incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10.10	Employment Agreement, dated November 10, 2003, between Superior Essex and Stephen M. Carter* (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).
10.11	Employment Agreement, dated March 15, 2004, between SEI and David S. Aldridge* (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10- K).
10.12	Employment Agreement, dated March 15, 2004, between SEI and Justin F. Deedy, Jr.* (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10- K).
10.13	Employment Agreement, dated March 5, 2004, between SEI and H. Patrick Jack* (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).
10.14	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford* (incorporated herein by reference to Exhibit 10.6 to the Q1 2004 Form 10-Q).
10.15	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup* (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).
10.16
Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).
10.17
First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the "1995 Alpine 10-K")).
10.18
Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).
10.19
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
10.20
First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11- 28, Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).
10.21
Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the "1999 Superior TeleCom 10-K")).
10.22
Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).

10.23
Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001).
10.24
Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2002).
10.25
Superior Essex Inc. Senior Executive Retirement Plan* (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)
10.26
Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)
10.27	Superior Essex Inc. Director Compensation Plan* (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)
10.28	Form of Non-qualified Stock Option Certificate* (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 1, 2005)
10.29
Superior Essex Inc. 2005 Incentive Plan* (incorporated herein by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)
10.29
Superior Essex Inc. 2005 Employee Stock Purchase Plan* (incorporated herein by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)
10.30	Superior Essex Inc. 2005 Executive Bonus Plan* (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.31	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan* (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
31.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.
Date: May 9, 2005	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
Forward-Looking Statements
SUPERIOR ESSEX INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
SUPERIOR ESSEX INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data) (unaudited)
SUPERIOR ESSEX INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERIOR ESSEX INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 (unaudited)
PART II. OTHER INFORMATION
SIGNATURES