Form 10-Q
period 2005-06-30
SUPERIOR ESSEX INC
filed 2005-08-05
CIK 1271193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50514

SUPERIOR ESSEX INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0282396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Interstate North Parkway Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip code)

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

As of August 2, 2005, the registrant had 17,119,828 shares of common stock, $0.01 par value, outstanding.

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

•                  “Superior Essex Communications” refers to Superior Essex Communications LP. Superior Essex Holding is the sole limited partner of Superior Essex Communications. SE Communications GP Inc., a wholly owned subsidiary of Superior Essex Holding, is the sole general partner of Superior Essex Communications.

•                  “Essex International” refers to Essex International Inc., Superior Essex Holding’s wholly owned subsidiary.

•                  “Essex Group” refers to Essex Group, Inc., Essex International’s wholly owned subsidiary.

Forward-Looking Statements

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

•                     Our ability to sustain the benefits of our acquisition of assets from Belden Inc. and Nexans Magnet Wire USA Inc., to integrate the operations of our European magnet wire joint venture with Nexans and attain the expected benefits of the transaction, if consummated, and to identify, finance and integrate other acquisitions;

•                     Our ability to successfully construct and operate a magnet wire facility in China;

•                     Changes in short-term interest rates and foreign exchange rates;

•                     A deterioration in our labor relations;

•                     The volatility of the market price of our common stock; and

•                     Other risks and uncertainties, including those included under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,352	$18,312
Accounts receivable (less allowance for doubtful accounts of $1,623 and $1,800 at June 30, 2005 and December 31, 2004, respectively)	174,686	144,954
Inventories, net	180,638	160,869
Other current assets	21,080	25,848
Total current assets	387,756	349,983
Property, plant and equipment, net	234,969	239,219
Intangible and other long-term assets, net	42,468	41,769
Total assets	$665,193	$630,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$40,146	$30,785
Accounts payable	81,733	66,155
Accrued expenses	41,015	57,506
Total current liabilities	162,894	154,446
Long-term debt	262,770	262,444
Other long-term liabilities	47,951	39,883
Total liabilities	473,615	456,773
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 17,119,828 and 17,048,694 shares issued at June 30, 2005 and December 31, 2004, respectively	172	171
Capital in excess of par value	172,921	171,187
Accumulated other comprehensive income (loss)	(1,139)	95
Retained earnings	25,060	8,045
Equity-based unearned compensation	(4,766)	(4,868)
Treasury stock, at cost (40,155 and 26,770 shares at June 30, 2005 and December 31, 2004, respectively)	(670)	(432)
Total stockholders’ equity	191,578	174,198
Total liabilities and stockholders’ equity	$665,193	$630,971

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales	$429,946	$357,351
Cost of goods sold	385,576	323,734
Gross profit	44,370	33,617
Selling, general and administrative expenses	(24,690)	(22,291)
Restructuring and other charges	(180)	(406)
Operating income	19,500	10,920
Interest expense	(7,409)	(7,111)
Loss on early extinguishment of debt	—	(407)
Other income (expense), net	81	(110)
Income before income taxes	12,172	3,292
Income tax expense	(5,138)	(1,250)
Net income	$7,034	$2,042
Net income per share of common stock:
Basic	$0.42	$0.12
Diluted	$0.42	$0.12
Weighted average shares outstanding:
Basic	16,646	16,516
Diluted	16,943	16,622

The accompanying notes are an integral part of these condensed consolidated financial statements

	Six Months Ended June 30,
	2005	2004
Net sales	$833,234	$659,202
Cost of goods sold	746,943	595,985
Gross profit	86,291	63,217
Selling, general and administrative expenses	(50,163)	(43,182)
Restructuring and other charges	(632)	(1,486)
Asset impairment charge (note 4)	(2,306)	—
Gain on sale of product line (note 5)	10,355	—
Operating income	43,545	18,549
Interest expense	(14,482)	(11,980)
Loss on early extinguishment of debt	—	(407)
Other income (expense), net	196	(186)
Income before income taxes	29,259	5,976
Income tax expense	(12,244)	(2,580)
Net income	$17,015	$3,396
Net income per share of common stock:
Basic	$1.02	$0.21
Diluted	$1.01	$0.20
Weighted average shares outstanding:
Basic	16,615	16,508
Diluted	16,916	16,607

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,015	$3,396
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11,402	9,889
Amortization of deferred financing costs and discount	979	772
Asset impairment charges (note 4)	2,306	—
Gain on sale of product line (note 5)	(10,355)	—
Change in operating assets and liabilities:
Accounts receivable, net	(30,699)	(50,622)
Inventories, net	(20,730)	(4,661)
Other current and non-current assets	2,718	5,083
Accounts payable, accrued expenses and other liabilities	15,846	29,124
Other, net	676	654
Cash flows used for operating activities before reorganization items	(10,842)	(6,365)
Reorganization items paid, net	—	(12,253)
Cash flows used for operating activities	(10,842)	(18,618)
Cash flows from investing activities:
Capital expenditures	(7,472)	(3,910)
Belden asset acquisition (note 5)	(10,000)	(83,010)
Proceeds from sale of product line (note 5)	11,563	—
Other	—	25
Cash flows used for investing activities	(5,909)	(86,895)
Cash flows from financing activities:
Short-term borrowings, net	9,390	6,977
Debt issuance costs	—	(4,507)
Long-term borrowings	—	250,004
Repayments of long-term borrowings	—	(145,000)
Proceeds from exercise of stock options	705	—
Cash flows provided by financing activities	10,095	107,474
Effect of exchange rate changes on cash	(304)	(55)
Net increase (decrease) in cash and cash equivalents	(6,960)	1,906
Cash and cash equivalents at beginning of period	18,312	10,606
Cash and cash equivalents at end of period	$11,352	$12,512
Supplemental disclosures:
Cash paid for interest	$13,651	$10,898
Cash paid for income taxes, net	$5,317	$851

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1.                 General

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock-Based Compensation Plans

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for stock-based compensation plans. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. Compensation expense attributable to fixed awards is recognized on a straight-line basis over the related vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following tables illustrate the effect on net income if the fair-value based method had been applied to all outstanding awards in each period.

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$7,034	$2,042
Add stock-based employee compensation expense included in reported net income, net of tax	382	350
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(568)	(454)
Pro forma net income	$6,848	$1,938
Net income per share:
As reported:
Basic	$0.42	$0.12
Diluted	0.42	0.12
Pro forma:
Basic	0.41	0.12
Diluted	0.40	0.12

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$17,015	$3,396
Add stock-based employee compensation expense included in reported net income, net of tax	761	545
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,060)	(680)
Pro forma net income	$16,716	$3,261
Net income per share:
As reported:
Basic	$1.02	$0.21
Diluted	1.01	0.20
Pro forma:
Basic	1.01	0.20
Diluted	0.99	0.20

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Options to purchase 222,650 shares of common stock with a weighted average fair value per option of $8.62 were granted during the six months ended June 30, 2005 at an exercise price equal to the fair value of the underlying common stock at the date of grant. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 43%, risk-free interest rate of 4.1%, and expected life of 6.25 years. Additionally, 42,000 shares of restricted stock with a weighted average per share value of $16.36 were granted during the three months ended June 30, 2005. Options to purchase 750,500 shares of common stock with a weighted average fair value per option of $6.21 were granted during the six months ended June 30, 2004 at an exercise price below the fair value of the underlying common stock at the date of grant in accordance with the terms of the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan provided that the exercise price would be the initial value of the Company’s stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization. Options to purchase 100,000 shares of common stock with a weighted average fair value per option of $3.87 were granted during the six months ended June 30, 2004 at an exercise price equal to the fair value of the underlying common stock at the date of grant. The fair value for the options granted during the six months ended June 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 41%, risk-free interest rate of 2.5%, and expected life of three years.

The following table summarizes stock option activity for the six months ended June 30, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	888,750	$10.52
Granted	222,650	17.84
Exercised	(69,300)	10.17
Outstanding at June 30, 2005	1,042,100	12.11

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”, a revision of Statement 123, “Accounting for Stock Based Compensation.” Statement 123(R) supercedes APB Opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for fiscal years beginning after June 15, 2005. The Company intends to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. The Company will adopt Statement 123(R) effective January 1, 2006 and expects to recognize incremental non-cash compensation expense related to currently outstanding options and awards of approximately $1.2 million, $0.6 million and $0.5 million in 2006, 2007 and 2008, respectively.

2.                 Inventories

At June 30, 2005 and December 31, 2004, the components of inventories were as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$15,172	$16,034
Work in process	38,009	31,509
Finished goods	159,027	135,489
	212,208	183,032
LIFO reserve	(31,570)	(22,163)
	$180,638	$160,869

Inventories valued using the LIFO method amounted to $80.1 million and $78.8 million at June 30, 2005 and December 31, 2004, respectively.

3.                 Comprehensive income

The components of comprehensive income for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net income	$7,034	$2,042
Foreign currency translation adjustment	(410)	(542)
Change in unrealized gains on derivatives, net of income tax of $436 and $960 for the three months ended June 30, 2005 and 2004, respectively	(682)	(1,499)
Other	(64)	3
Comprehensive income	$5,878	$4

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net income	$17,015	$3,396
Foreign currency translation adjustment	(684)	(53)
Change in unrealized gains on derivatives, net of income tax of $347 and $10 for the six months ended June 30, 2005 and 2004, respectively	(533)	(7)
Other	(17)	65
Comprehensive income	$15,781	$3,401

The components of accumulated other comprehensive income at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Foreign currency translation adjustment	$1,644	$2,328
Unrealized gain on derivatives, net of income tax of $897 and $1,244 at June 30, 2005 and December 31, 2004, respectively	1,408	1,941
Additional minimum pension liability, net of income tax of $2,679 at June 30, 2005 and December 31, 2004	(4,190)	(4,190)
Other	(1)	16
	$(1,139)	$95

4.                 Restructuring and other charges and asset impairments

In the first quarter of 2005, the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company’s U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the proposed Nexans transaction (see note 13). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the magnet wire and distribution segment.

Restructuring and other charges for the six months ended June 30, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the implementation of Superior TeleCom’s plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the six months ended June 30, 2004 were $1.5 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

5.                 Asset acquisitions and dispositions

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper outside plant (“OSP”) communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration of $83.1 million including a payment of $10 million which was made in March 2005. The equipment acquired from Belden is being deployed in the communications cable segment. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations.

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

6.                 Debt

At June 30, 2005 and December 31, 2004, short-term borrowings and long-term debt consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$40,000	$30,000
Other	146	785
	$40,146	$30,785
Long-term debt:
9% senior notes (net of discount of $6,330 and $6,656 at June 30, 2005 and December 31, 2004, respectively)	$250,770	$250,444
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000
Total long-term debt	$262,770	$262,444

On July 15, 2005, the senior secured revolving credit facility was amended. The amendment, among other things, increased the amount of permitted consigned inventory from $30 million to $50 million and limited the locations at which consigned inventory may be included in the determination of the borrowing base for revolving loans to the United States or Canada (other than in the Province of Quebec, Canada). The amendment exempts up to $25 million of the total $50 million of permitted consigned inventory from the requirement for filing a financing statement under the Personal Property Security Act (as in effect in any Province of Canada other than the Province of Quebec) or the UCC. The amendment also recognizes the creation of various entities to facilitate Essex Group’s investment in a China magnet wire facility and related operations in an amount up to $30 million as a Foreign Venture Investment (as defined in the credit agreement). Undrawn availability (after considering outstanding letters of credit of $4.4 million) at June 30, 2005 amounted to $130.6 million.

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

7.                 Income per share

The computation of basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$7,034	16,646	$0.42	$2,042	16,516	$0.12
Effect of dilutive securities
Restricted stock awards	—	141		—	85
Stock options	—	156		—	21
Diluted net income per common share	$7,034	16,943	$0.42	$2,042	16,622	$0.12

A total of 1,091,071 and 1,234,580 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the three months ended June 30, 2005 and 2004, respectively.

	Six Months Ended June 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$17,015	16,615	$1.02	$3,396	16,508	$0.21
Effect of dilutive securities
Restricted stock awards	—	135		—	82
Stock options	—	166		—	17
Diluted net income per common share	$17,015	16,916	$1.01	$3,396	16,607	$0.20

A total of 979,746 and 1,127,149 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the six months ended June 30, 2005 and 2004, respectively.

8.                 Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and six months ended June 30, 2005 and 2004 are presented below.

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$661	$106
Interest cost	2,015	1,568
Expected return on plan assets	(2,262)	(1,539)
Amortization of prior service costs	19	—
	$433	$135

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,067	$212
Interest cost	3,642	3,136
Expected return on plan assets	(3,853)	(3,078)
Amortization of prior service costs	38	—
	$894	$270

The Company’s cash contributions to the defined benefit plans amounted to $1.7 and $3.1 million during the six months ended June 30, 2005 and 2004, respectively. The Company expects to make additional cash contributions of $2.5 million for the remainder of 2005.

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

Commodity price risk management

The costs of copper, the Company’s most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at June 30, 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	6,150	2005	1.48	$1,999
Copper	2,350	2006	1.30	306
				$2,305

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. Changes in the fair value of these contracts are reflected in current earnings. The following interest rate cap agreements were outstanding as of June 30, 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$276
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	10
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At June 30, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 6.2 million Canadian dollars for $5.1 million in July 2005. The fair value of the forward exchange contracts was insignificant at June 30, 2005.

10.          Commitments and contingencies

The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will not have a material adverse effect upon the Company’s financial position, liquidity or results of operations.

The Company’s operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of the Company’s facilities is the result of historic activities, including certain activities attributable to Superior TeleCom’s (or one of its subsidiaries) and the Company’s operations and those occurring prior to the use of a facility by Superior TeleCom or the Company. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior

TeleCom (or one of its subsidiaries) has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party, (“PRP”), or the equivalent.

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

The Company believes that any other environmental matters or proceedings in which it is involved have been addressed in the bankruptcy claims resolution process, are subject to indemnification, or will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

On June 3, 2005, the Indiana Department of Environmental Management (“IDEM”) issued a Notice of Violation alleging air quality permitting violations at the Company’s magnet wire facility in Vincennes, Indiana.  IDEM has asserted that the alleged violations may subject Essex Group to civil penalties. The Company has entered into negotiations with IDEM to reach a resolution of this matter.  The Company believes that any penalties which may be assessed will not have a material adverse effect upon its business, financial condition, liquidity or results of operations.

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

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to these customers. At June 30, 2005, the Company had forward fixed price copper purchase commitments for delivery through May 2006 for $27.4 million. Additionally at June 30, 2005, the Company has forward purchase fixed price commitments for natural gas primarily for delivery in 2005 amounting to $2.8 million.

The Company has income taxes payable at June 30, 2005 related to pre-petition claims primarily resulting from state income tax audits of Superior TeleCom. The Company is currently in negotiations with state taxing authorities to settle these claims.  If current negotiations are resolved in the Company’s favor, the Company could recognize a non-cash tax benefit of up to approximately $6 million. Although the Company believes it has adequately provided for any liability that may result from settlement of these claims, the ultimate outcome of the negotiations cannot be predicted with certainty.

11.          Business segments

The Company’s reportable segments are communications cable, magnet wire and distribution and copper rod. The communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. The magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers. The copper rod segment includes sales of copper rod produced by the Company’s continuous casting units to external customers. Copper rod produced for internal use is recorded by the consuming segment at cost as a component of cost of goods sold.

The Company evaluates segment performance based on a number of factors, with operating income, excluding restructuring and other charges and asset impairments, being the most critical.

Financial information with respect to reportable segments is presented below. Corporate and other items shown below are provided to reconcile to the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net sales:
Communications cable	$177,612	$131,026	$329,576	$221,626
Magnet wire and distribution	183,109	153,153	367,649	299,516
Copper rod	69,225	73,172	136,009	138,060
	$429,946	$357,351	$833,234	$659,202
Operating income (loss):
Communications cable	$14,910	$6,044	$26,614	$9,941
Magnet wire and distribution	9,221	8,670	18,905	15,971
Copper rod	(147)	106	102	819
Corporate and other	(4,304)	(3,494)	(9,493)	(6,696)
Gain on sale of product line	—	—	10,355	—
Restructuring and other charges and asset impairments	(180)	(406)	(2,938)	(1,486)
	$19,500	$10,920	$43,545	$18,549

	June 30, 2005	December 31, 2004
	(in thousands)
Total assets:
Communications cable	$324,948	$294,109
Magnet wire and distribution	302,252	290,542
Copper rod	29,891	38,625
Corporate and other	8,102	7,695
	$665,193	$630,971

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

	June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(157)	$9,011	$289	$2,209	$—	$11,352
Accounts receivable, net	—	164,876	3,130	6,680	—	174,686
Inventories, net	—	162,913	14,230	3,495	—	180,638
Other current assets	2,962	15,672	120	2,326	—	21,080
Total current assets	2,805	352,472	17,769	14,710	—	387,756
Property, plant and equipment, net	246	204,332	18,018	12,373	—	234,969
Intangible and other long-term assets	12,936	40,061	2	35	(10,566)	42,468
Investment in subsidiaries	201,644	33,918	179,013	—	(414,575)	—
Intercompany accounts	4,745	18,280	—	—	(23,025)	—
Total assets	$222,376	$649,063	$214,802	$27,118	$(448,166)	$665,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	—	40,000	—	146	$—	$40,146
Accounts payable	3,484	74,765	1,639	1,845	—	81,733
Accrued expenses	18,491	22,175	24	325	—	41,015
Total current liabilities	21,975	136,940	1,663	2,316	—	162,894
Long term-debt, less current portion	—	257,770	5,000	—	—	262,770
Other long-term liabilities	8,823	47,893	385	1,416	(10,566)	47,951
Intercompany accounts	—	—	6,111	16,914	(23,025)	—
Total liabilities	30,798	442,603	13,159	20,646	(33,591)	473,615
Stockholders’ equity	191,578	206,460	201,643	6,472	(414,575)	191,578
	$222,376	$649,063	$214,802	$27,118	$(448,166)	$665,193

	December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106	$18,097	$43	$66	—	$18,312
Accounts receivable, net	—	134,433	2,086	8,435	—	144,954
Inventories, net	—	148,918	9,054	2,897	—	160,869
Other current assets	2,323	21,029	44	2,452	—	25,848
Total current assets	2,429	322,477	11,227	13,850	—	349,983
Property, plant and equipment, net	249	206,433	17,844	14,693	—	239,219
Intangible and other long-term assets	10,243	42,091	2	—	(10,567)	41,769
Investment in subsidiaries	185,844	36,508	164,433	—	(386,785)	—
Intercompany accounts	2,916	13,803	—	—	(16,719)	—
Total assets	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$30,000	$—	$785	—	$30,785
Accounts payable	3,860	59,416	2,232	647	—	66,155
Accrued expenses	22,698	34,164	158	486	—	57,506
Total current liabilities	26,558	123,580	2,390	1,918	—	154,446
Long term-debt, less current portion	—	257,444	5,000	—	—	262,444
Other long-term liabilities	925	49,549	—	(24)	(10,567)	39,883
Intercompany accounts	—	—	272	16,447	(16,719)	—
Total liabilities	27,483	430,573	7,662	18,341	(27,286)	456,773
Stockholders’ equity	174,198	190,739	185,844	10,202	(386,785)	174,198
	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

	Three Months Ended June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,362	$427,764	$33,749	$12,988	$(48,917)	$429,946
Cost of goods sold	—	383,658	33,665	12,808	(44,555)	385,576
Gross profit	4,362	44,106	84	180	(4,362)	44,370
Selling, general and administrative expenses	(4,293)	(23,840)	(275)	(644)	4,362	(24,690)
Restructuring and other charges	(71)	(109)	—	—	—	(180)
Operating income (loss)	(2)	20,157	(191)	(464)	—	19,500
Interest expense	—	(7,322)	(81)	(6)	—	(7,409)
Other income, net	2	83	(4)	—	—	81
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	12,918	(276)	(470)	—	12,172
Benefit (provision) for income taxes	—	(4,794)	109	(453)	—	(5,138)
Equity in earnings (loss) of subsidiaries	7,034	(1,011)	7,201	—	(13,224)	—
Net income (loss)	$7,034	$7,113	$7,034	$(923)	$(13,224)	$7,034

	Three Months Ended June 30, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,165	$347,375	$24,348	$13,867	$(32,404)	$357,351
Cost of goods sold	—	314,557	23,938	13,478	(28,239)	323,734
Gross profit	4,165	32,818	410	389	(4,165)	33,617
Selling, general and administrative expenses	(3,478)	(22,305)	(95)	(578)	4,165	(22,291)
Restructuring and other charges	(291)	(115)	—	—	—	(406)
Operating income (loss)	396	10,398	315	(189)	—	10,920
Interest expense	7	(6,988)	(120)	(10)	—	(7,111)
Other income (expense), net	(403)	(107)	—	(7)	—	(517)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	3,303	195	(206)	—	3,292
Benefit (provision) for income taxes	—	(1,257)	(76)	83	—	(1,250)
Equity in earnings (loss) of subsidiaries	2,042	79	1,923	—	(4,044)	—
Net income (loss)	$2,042	$2,125	$2,042	$(123)	$(4,044)	$2,042

	Six Months Ended June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$9,637	$827,784	$65,549	$25,869	(95,605)	$833,234
Cost of goods sold	—	742,025	65,493	25,393	(85,968)	746,943
Gross profit	9,637	85,759	56	476	(9,637)	86,291
Selling, general and administrative expenses	(9,471)	(48,726)	(524)	(1,079)	9,637	(50,163)
Restructuring and other charges	(168)	(464)	—	—	—	(632)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	(2)	46,924	(468)	(2,909)	—	43,545
Interest expense	—	(14,312)	(159)	(11)	—	(14,482)
Other income, net	2	177	17	—	—	196
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	32,789	(610)	(2,920)	—	29,259
Benefit (provision) for income taxes	—	(11,869)	238	(613)	—	(12,244)
Equity in earnings (loss) of subsidiaries	17,015	(3,747)	17,387	—	(30,655)	—
Net income (loss)	$17,015	$17,173	$17,015	$(3,533)	$(30,655)	$17,015

	Six Months Ended June 30, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$8,588	$640,115	$43,894	$27,429	$(60,824)	$659,202
Cost of goods sold	—	578,290	43,240	26,691	(52,236)	595,985
Gross profit	8,588	61,825	654	738	(8,588)	63,217
Selling, general and administrative expenses	(6,675)	(43,929)	(182)	(984)	8,588	(43,182)
Restructuring and other charges	(1,057)	(429)	—	—	—	(1,486)
Operating income (loss)	856	17,467	472	(246)	—	18,549
Interest expense	(453)	(11,267)	(239)	(21)	—	(11,980)
Other income (expense), net	(403)	(66)	(5)	(119)	—	(593)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	6,134	228	(386)	—	5,976
Benefit (provision) for income taxes	—	(2,461)	(88)	(31)	—	(2,580)
Equity in earnings (loss) of subsidiaries	3,396	(116)	3,256	—	(6,536)	—
Net income (loss)	$3,396	$3,557	$3,396	$(417)	$(6,536)	$3,396

	Six Months Ended June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$899	$(7,178)	$(6,222)	$1,659	$—	$(10,842)
Cash flows from investing activities:
Capital expenditures	(38)	(6,041)	(962)	(431)	—	(7,472)
Belden asset acquisition contingent payment	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of product line	—	11,563	—	—	—	11,563
Investment in subsidiaries	—	(1,800)	—	—	1,800	—
Dividends received	—	—	238	—	(238)	—
Cash flows used for investing activities	(38)	(6,278)	(724)	(431)	1,562	(5,909)
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	10,000	—	(610)	—	9,390
Proceeds from exercise of stock options	705	—	—	—	—	705
Capital contributions	—	—	—	1,800	(1,800)	—
Dividends paid	—	(238)	—	—	238	—
Intercompany accounts	(1,829)	(4,480)	7,192	(883)	—	—
Cash flows provided by (used for) financing activities	(1,124)	5,282	7,192	307	(1,562)	10,095
Effect of exchange rate changes on cash	—	(912)	—	608	—	(304)
Net increase (decrease) in cash and cash equivalents	(263)	(9,086)	246	2,143	—	(6,960)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$(157)	$9,011	$289	$2,209	$—	$11,352

	Six Months Ended June 30, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows used for operating activities	$(2,676)	$(12,274)	$(765)	$(2,903)	$—	$(18,618)
Cash flows from investing activities:
Capital expenditures	(7)	(3,888)	—	(15)	—	(3,910)
Belden asset acquisition	—	(83,010)	—	—	—	(83,010)
Other	25	942	—	—	(942)	25
Cash flows provided by (used for) investing activities	18	(85,956)	—	(15)	(942)	(86,895)
Cash flows from financing activities:
Short-term borrowings, net	—	6,854	—	123	—	6,977
Debt issuance costs	—	(4,507)	—	—	—	(4,507)
Long-term borrowings	—	250,004	—	—	—	250,004
Repayment of long-term borrowings	—	(145,000)	—	—	—	(145,000)
Other	—	—	—	(942)	942	—
Intercompany accounts	3,412	(4,846)	550	884	—	—
Cash flows provided by financing activities	3,412	102,505	550	65	942	107,474
Effect of exchange rate changes on cash	—	159	—	(214)	—	(55)
Net increase (decrease) in cash and cash equivalents	754	4,434	(215)	(3,067)	—	1,906
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606
Cash and cash equivalents at end of period	$754	$10,978	$85	$695	$—	$12,512

(13)     Subsequent Event

On July 27, 2005, the Company entered into a definitive agreement (the “Agreement”) with Nexans to acquire majority control of Nexans’ magnet wire operations in Europe through formation of a corporate joint venture combining the Company’s UK magnet wire business and Nexans’ European magnet wire and enamel businesses. The Company will initially own 60% of the joint venture and Nexans will retain a 40% minority ownership. Closing of the transaction is subject to a number of conditions, including regulatory approvals and customary consents from lenders, bondholders and certain other parties. The Agreement contemplates that the following transactions will occur at or prior to the closing:

•                     The Company and Nexans will form a French holding company (“JV Holding Company”)

•                     The Company will contribute net cash €14.8 million and the common stock of its U.K. magnet wire business for equity of the JV Holding Company.

•                     The JV Holding Company will enter into a €35.0 million financing arrangement with a 3rd party financial institution.

•                     The JV Holding Company will purchase Nexans’ European magnet wire and enamel businesses for a net €34.8 million, issuance of an €11.3 million subordinated note in favor of Nexans and a 40% equity interest in the JV Holding Company.

If the net book value of Nexans’ contribution is more than €64 million, based on the final net book values of acquired net assets as of the closing date, the Company shall pay in cash to Nexans 60% of such excess up to €4.2 million.   If the net book value of Nexans’ contributions is more than €71 million, Nexans will also receive a promissory note issued by a subsidiary of the JV Holding Company of up to €2 million payable at the end of one year, subject to meeting certain liquidity conditions.  There are similar adjustment provisions with respect to the net book value of the contributions of the Company.

The Agreement provides for the Company to pay additional contingent cash consideration to Nexans of up to €3.0 million if JV Holding Company achieves certain specified levels of Adjusted EBITDA (as defined in the Agreement) for the year ended December 31, 2006.

At any time following the one-year anniversary of the closing of the transaction, the Company will have the option to purchase Nexans 40% interest in JV Holding Company at a price equal to Nexans’ initial allocated equity value plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement between the Company, Nexans and the JV Holding Company to be entered into at closing) of the JV Holding Company, and (ii) any post-closing capital contributions minus any post-closing distributions. The call price may be increased by up to €2.0 million if the JV Holding Company achieves at least €9.0 million of Adjusted EBITDA for the year ended December 31, 2006.  Furthermore, if the Company exercises the call option on or after September 30, 2008, the call price may be increased by up to €10 million provided the JV Holding Company achieves certain specified levels of EBITDA in 2008, 2009 or 2010. The call price is payable only in cash.

Nexans will have the right to require the Company to purchase its 40% interest in the JV Holding Company at the call price, but only if Adjusted EBITDA of the JV Holding Company exceeds €14.0 million in 2008, 2009 or 2010. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At the Company’s option, the put price may be paid in cash by the Company or the JV Holding Company or by issuance of the Company’s common stock (or a combination thereof). If the Company elects to pay the put price in Company common stock, the portion of the put price payable in common stock of the Company is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of the outstanding common stock of the Company, with any excess put price payable in cash. Furthermore, the portion of the put price paid in common stock of the Company will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

The subordinated note will bear interest payable quarterly at the yield to maturity of the Company’s 9% senior subordinated notes. A total of €3.8 million in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if the Company exercises its call option.

The transaction will be accounted for as a purchase of the Nexans magnet wire and enamel businesses. The Company believes the acquisition will enhance its ability to serve its global customer base, provide synergies with respect to its UK magnet wire business and increase its geographic diversification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Superior Essex Inc., a Delaware holding company, and its operating subsidiaries were formed in 2003 to acquire and conduct the business formerly conducted by Superior TeleCom Inc. and its subsidiaries.

We manufacture a portfolio of wire and cable products grouped into the following primary industry segments: (i) our communications cable segment; (ii) our magnet wire and distribution segment; and (iii) our copper rod segment. Our communications cable segment manufactures communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. Our magnet wire and distribution segment manufactures and supplies magnet wire, fabricated insulation and accessory products for motors, transformers and electrical controls sold primarily to original equipment manufacturers, or OEMs. Our copper rod segment includes sales of copper rod produced by our continuous casting units to external customers.

Industry segment financial data (including sales and operating income by industry segment) for the three and six month periods ended June 30, 2005 and 2004 is included in Note 11 to the accompanying condensed consolidated financial statements.

Asset Acquisitions

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications cable business for total consideration of $83.1 million including a contingent payment of $10 million made in March 2005. The equipment acquired from Belden is being deployed in the communications cable segment. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations.

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

Impact of Copper Price Fluctuations on Operating Results

Copper is the principal raw material used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods’ copper indices. Beginning in the fourth quarter of 2003 and continuing through 2004, copper prices escalated rapidly. The average daily COMEX price per pound for copper was $1.53 and $1.23 per pound for the three months ended June 30, 2005 and 2004, respectively, and $1.50 and $1.23 per pound, respectively for the six months ended June 30, 2005 and 2004. Rapid increases in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. Increases in copper prices can also impact our working capital. See “Liquidity and Capital Resources” below.

Results of Operations—Three Month Period Ended June 30, 2005 Compared to the Three Month Period Ended June 30, 2004

Average copper prices for the three months ended June 30, 2005 increased 24% as compared to the three months ended June 30, 2004. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $1.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Actual			Copper-adjusted
	Three Months Ended June 30,		%	Three Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Net sales:
Communications cable	$177,612	$131,026	36%	$157,996	$126,970	24%
Magnet wire and distribution	183,109	153,153	20%	157,008	143,538	9%
Copper rod	69,225	73,172	(5)%	46,917	60,218	(22)%
	429,946	357,351	20%	361,921	330,726	9%
Constant cost of copper adjustment	—	—	—	68,025	26,625	—
Total	$429,946	$357,351	20%	$429,946	$357,351	20%

Consolidated sales for the three months ended June 30, 2005 were $429.9 million, an increase of 20% as compared to consolidated sales of $357.4 million for the quarter ended June 30, 2004. Sales for the 2005 quarter were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 9% for the quarter ended June 30, 2005 compared to the prior year period reflecting incremental sales attributable to the 2004 Belden and Nexans asset acquisitions as well as organic growth in both the communications cable and magnet wire and distribution segments.

Sales for our communications cable segment for the June 30, 2005 quarter were $177.6 million, an increase of 36%, as compared to sales of $131.0 million for the quarter ended June 30, 2004. Sales adjusted for a constant cost of copper increased 24%. The copper-adjusted increase reflects the incremental sales from customer contracts acquired in the June 2004 Belden asset acquisition as well as an approximately 30% growth in sales of fiber optic and premises wire and cable products. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share. Additionally, the overall demand for OSP fiber products has increased as a result of increased use by certain regional bell operating companies (“RBOCs”) of fiber optic cable further downstream in their networks.

Sales for our magnet wire and distribution segment were $183.1 million for the quarter ended June 30 2005, an increase of 20% as compared to the prior year. On a copper-adjusted basis, sales for the quarter increased 9% from the same quarter in the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 quarter sales increase reflects copper-adjusted growth resulting from market share gains at certain targeted customers as well as a moderate overall increase in our North American end markets. These gains were offset to some extent by decreased volumes in our UK magnet wire subsidiary.

Copper rod sales for the three months ended June 30, 2005 were $69.2 million compared to $73.2 million for the comparable 2004 period, a decrease of $4.0 million. On a copper-adjusted basis, sales for our copper rod segment decreased by 22% for the three months ended June 30, 2005 compared to the prior year period. The copper-adjusted decrease in the 2005 quarter reflects reduced demand from certain automotive related customers and other planned reductions. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even.

For the quarter ended June 30, 2005, gross profit was $44.4 million, an increase of 32% as compared to the prior year quarter primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and gross profit margin improvements in our communications cable segment. The gross profit margin in the 2005 quarter was 10.3% compared to 9.4% for same quarter in 2004. The increase in gross profit margin reflects improved capacity utilization due to increased volumes offset somewhat by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis (computed as gross profit divided by copper-adjusted sales) was 12.3% for the three months ended June 30, 2005 compared to 10.2% for the three months ended June 30, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 quarter compared to the prior year quarter due to improved fixed cost absorption as a result of increased sales and related production volumes. Additionally, margins in the 2004 quarter were negatively impacted by integration costs incurred in connection with the Belden Asset Acquisition and shortfalls in recovering second quarter 2004 increases in copper costs through contractual price adjustments. Copper-adjusted gross profit margin for our magnet wire and distribution business for the three months ended June 30, 2005 decreased compared to the prior year quarter as increased throughput and price surcharges did not fully offset the effects of certain non-copper cost increases including higher natural gas prices, freight costs and copper producer premiums. Margins in the magnet wire and distribution segment were also negatively impacted by lower sales volumes and pricing experienced by our UK subsidiary and changes in product mix with proportionately lower sales through our higher margin distribution business, including the effects of the sale of the US Seal product line in the first quarter of 2005.

Selling, general and administrative expenses (“SG&A expense”) for the three month period ended June 30, 2005 were $24.7 million, an increase of 11% as compared to SG&A expense of $22.3 million for the three months ended June 30, 2004. The increase is attributable to a number of factors including corporate stock-based compensation and supplemental executive retirement plan charges, professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act, amortization charges related to intangible assets acquired in the Belden and Nexans asset acquisitions and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

We had operating income of $19.5 million for the quarter ended June 30, 2005, compared to $10.9 million for the same period in 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related gross profit as well as improvements in gross profit margin.

Interest expense for the quarter ended June 30, 2005 was $7.4 million compared to interest expense of $7.1 million for the quarter ended June 30, 2004. The increase in interest expense in 2005 primarily reflects increased borrowings outstanding under our credit agreement.

Our effective income tax rate for the three months ended June 30, 2005 was 42% compared to an effective tax rate of 38% for the three months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2005 and 2004 exceeds the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Results of Operations—Six Month Period Ended June 30, 2005 Compared to the Six Month Period Ended June 30, 2004

Average copper prices for the six months ended June 30, 2005 increased 22% as compared to the six months ended June 30, 2004. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $1.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Actual			Copper-adjusted
	Six Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Net sales:
Communications cable	$329,576	$221,626	49%	$295,622	$219,275	35%
Magnet wire and distribution	367,649	299,516	23%	317,145	282,628	12%
Copper rod	136,009	138,060	(1)%	93,886	113,118	(17)%
	833,234	659,202	26%	706,653	615,021	15%
Constant cost of copper adjustment	—	—	—	126,581	44,181	—
Total	$833,234	$659,202	26%	$833,234	$659,202	26%

Consolidated sales for the six months ended June 30, 2005 were $833.2 million, an increase of 26% as compared to consolidated sales of $659.2 million for the six months ended June 30, 2004. Sales for the 2005 period were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 15% for the six months ended June 30, 2005 compared to the prior year period reflecting incremental sales attributable to the 2004 Belden and Nexans asset acquisitions as well as organic growth in both the communications cable and magnet wire and distribution segments.

Sales for our communications cable segment for the six months ended June 30, 2005 were $329.6 million, an increase of 49%, as compared to sales of $221.6 million for the six months ended June 30, 2004. Sales adjusted for a constant cost of copper increased 35%. The copper-adjusted increase primarily reflects the incremental sales from customer contracts acquired in the June 2004 Belden asset acquisition as well as growth in sales of fiber optic and premises wire and cable products.

Sales for our magnet wire and distribution segment were $367.6 million for the six months ended June 30, 2005, an increase of 23% as compared to the prior year. On a copper-adjusted basis, sales for the six months ended June 30, 2005 increased 12% from the same period in the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 sales increase reflects copper-adjusted growth resulting from market share gains at certain targeted customers as well as moderate industry-wide demand expansion of our basic end markets. These gains were offset to some extent by decreased volumes and pricing in our UK magnet wire subsidiary.

Copper rod sales for the six months ended June 30, 2005 were $136.0 million compared to $138.1 million for the comparable 2004 period, a decrease of $2.1 million. On a copper-adjusted basis, sales for our copper rod segment decreased by 17% for the six months ended June 30, 2005 compared to the prior year period. The copper-adjusted decrease in the 2005 period reflects reduced demand from certain automotive related customers and other planned reductions. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even.

For the six months ended June 30, 2005, gross profit was $86.3 million, an increase of 36% as compared to the prior year period primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and gross profit margin improvements in our communications cable segment. The gross profit margin for the six months ended June 30, 2005 was 10.4% compared to 9.6% for same period in 2004. The increase in gross profit margin reflects improved capacity utilization due to increased volumes offset somewhat by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis (computed as gross profit divided by copper-adjusted sales) was 12.2% for the six months ended June 30, 2005 compared to 10.3% for the six months ended June 30, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 period compared to the prior year period due to improved fixed cost absorption as a result of increased sales and related production volumes. Additionally, margins in the first half of 2004 were negatively impacted by integration costs incurred in connection with the Belden Asset Acquisition and shortfalls in recovering second quarter 2004 increases in copper costs through contractual price adjustments. Copper-adjusted gross profit margin for our magnet wire and distribution business for the six months ended June 30, 2005 decreased slightly compared to the prior year period as increased throughput and price surcharges did not fully offset the effects of non-copper cost increases including higher natural gas prices, freight costs and copper producer premiums. Margins in the magnet wire and distribution segment were also negatively impacted by lower sales volumes and pricing experienced by our UK subsidiary and changes in product mix with proportionately lower sales through our higher margin distribution business, including the effects of the sale of the US Seal product line in the first quarter of 2005.

Selling, general and administrative expenses (“SG&A expense”) for the six month period ended June 30, 2005 were $50.2 million, an increase of 16% as compared to SG&A expense of $43.2 million for the six months ended June 30, 2004. The increase is attributable to a number of factors including corporate stock-based compensation and supplemental executive retirement plan charges, professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act, amortization charges related to intangible assets acquired in the Belden and Nexans asset acquisitions and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

During the first quarter of 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary. We evaluated the long-lived assets of our U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Nexans transaction discussed below. The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the magnet wire and distribution segment.

Restructuring and other charges for the six months ended June 30, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the implementation of Superior TeleCom’s plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the six months ended June 30, 2004 were $1.5 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

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

We had operating income of $43.6 million for the six months ended June 30, 2005, compared to $18.5 million for the same period in 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related improvements in gross profit and gross profit margin and the gain on the sale of the US Seal product line partially offset by an increase in SG & A expense and asset impairment charges.

Interest expense for the six months ended June 30, 2005 was $14.5 million compared to interest expense of $12.0 million for the six months ended June 30, 2004. The increase in interest expense in 2005 reflects increased borrowings outstanding primarily attributable to our senior notes issued in April 2004 to finance the Belden Asset Acquisition.

Our effective income tax rate for the six months ended June 30, 2005 was 42% compared to an effective tax rate of 43% for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 exceeds the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary partially offset by a $0.7 million positive settlement of prior outstanding foreign tax contingencies. The effective tax rate for the 2004 quarter exceeds the U.S. statutory tax rate due to the impact of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Other Matters

On July 27, 2005, we entered into a definitive agreement with Nexans to acquire majority control of Nexans’ magnet wire operations in Europe through formation of a corporate joint venture combining our UK magnet wire business and Nexans’ European magnet wire and enamel businesses. We will initially own 60% of the joint venture and Nexans will retain a 40% minority ownership. We believe the acquisition will enhance our ability to serve our global customer base, provide synergies with respect to our U.K. magnet wire business and increase our geographic diversification. Closing of the transaction is subject to a number of conditions, including regulatory approvals and customary consents from lenders and certain other parties. There can be no assurance that the transaction will be consummated. Additional information regarding the transaction is included in note 13 to the accompanying condensed consolidated financial statements.

In June 2005 we reached a new three-year labor agreement with United Steel Workers Local 6-509 which represents approximately 200 workers at the our Vincennes, Indiana facility. Workers at our Vincennes facility had been working under an extension of the previous labor agreement which expired in October 2004.

In July 2005 workers at one of the Communication Cable segment’s major copper suppliers voted to go on strike. Until this situation is resolved, we expect our gross margins will be negatively impacted as we must procure the replacement supply of copper rod from less cost effective sources and we may not be able to fully recover these cost increases.

Liquidity and Capital Resources

Cash from Operating Activities

We reported cash used by operating activities of $10.8 million for the six months ended June 30, 2005 compared to cash used by operating activities of $18.6 million for the six months ended June 30, 2004. Cash used by operations for the 2004 quarter includes approximately $12.3 million we paid during 2004 of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy. Cash used by operating activities for the six months ended June 30, 2005 and 2004 includes net working capital increases of $32.9 million and $21.1 million, respectively, which reflect normal seasonal build in accounts receivable and inventory and the impact of substantially higher copper costs. The seasonal increase in our working capital results from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segment. The 2005 working capital increase also includes additional accounts receivable attributable to incremental sales associated with customer contracts acquired in the Belden and Nexans asset acquisitions. Cash from 2005 investing activities includes a payment of $10 million with respect to the Belden Asset Acquisition as well as $11.6 million of proceeds received in connection with our sale of the US Seal product line.

Capital Resources

Our senior notes were initially issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 9 ½ %. On April 29, 2004 we redeemed the senior notes with the proceeds from a Rule 144A private placement offering of $257.1 million of 9% unsecured senior notes (the “9% Notes”), completed on April 14, 2004. Interest on the 9% Notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% Notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition. In October 2004, we completed an exchange offering whereby the 9% Notes were exchanged for an equal amount of registered notes with substantially identical terms.

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

Holders of the series A preferred stock issued by our subsidiary, Superior Essex Holding, are entitled to receive cumulative cash dividends at a rate of 9 ½ % per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors.

Superior Essex Communications and Essex Group are borrowers under a $175 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin in effect for the third quarter of 2005 was 1.75% for LIBOR loans and 0.25% for base rate loans. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85%

multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include a rent reserve related to property on which collateral is located. The senior secured revolving credit facility was amended in July 2005 to:

•                  increase the amount of permitted consigned inventory from $30 million to $50 million and the extent to which consigned inventory located in the United States or Canada (other than the Province of Quebec, Canada) may be included in the determination of the borrowing base for revolving loans to the lesser of 20% of the inventory formula amount or $30 million;

•                  exempt up to $25 million of the total $50 million of permitted consigned inventory from the requirement for filing a financing statement under the Uniform Commercial Code of the applicable state of the United States or the Personal Property Security Act (“PPSA”)(as in effect in any Province of Canada other than the Province of Quebec, Canada);

•                  modify the definition of eligible consignee to permit the use of financing statements filed under the PPSA;

•                  recognize the creation of various entities to facilitate Essex Group’s investment in a China magnet wire facility and related operations in an amount up to $30 million as a Foreign Venture Investment (as defined in the credit agreement);

•                  provide for the pledge by Essex Group of 66% of its equity interests in the parent entity (SE Holding, C.V.) through which such Essex Group investment in China is held; and

•                  permits certain transactions between the borrowers (or their subsidiaries) and SE Holding, C.V., or its subsidiaries, such as the license of intellectual property, the sale or transfer of equipment and the sale of inventory, subject to the limitations described therein.

Under the senior secured revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to Superior Essex except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $40.0 million was drawn under this facility as of June 30, 2005. Undrawn availability (after considering outstanding letters of credit of $4.4 million) on such date amounted to $130.6 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

Liquidity

Our principal cash requirements generally include interest payments on our senior secured revolving credit facility and the 9% Notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $14 million to $18 million annually and obligations related to our defined benefit pension plans. In addition, the average price of copper, our principal raw material, has increased approximately 16% for the six months ended June 30, 2005 compared to the year ended December 31, 2004. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements.

In February 2005 we announced plans to construct a wholly-owned greenfield manufacturing facility near Shanghai in China. Total investment for the initial phase of construction is expected to be approximately $20 to $25 million to be expended in 2005 and 2006.

As discussed above, with respect to the Nexans European joint venture transaction, our initial cash investment is expected to be €14.8 million to €19.0 million based on the actual net assets of the Nexans business acquired at the closing date. We may also be required to pay additional contingent cash consideration to Nexans of up to €3.0 million if JV Holding Company achieves certain specified levels of Adjusted EBITDA (as defined in the definitive agreement) for the year ended December 31, 2006. The terms of the transaction also contain put and call options with respect to Nexans’ 40% minority interest in the joint venture as discussed in note 13 to the accompanying condensed consolidated financial statements. Other than the €3.0 million contingent purchase price and the Nexans put right, there are no additional mandatory capital contributions to the joint venture. Operations of the joint venture are expected to be financed through cash flow from its operations and a €35.0 million financing arrangement with a 3rd party financial institution entered into by the joint venture. We, Essex Group, or any of our other subsidiaries will not be guarantors under the factoring arrangement or under any other debt agreement of the joint venture.

We believe that cash provided by operations, together with borrowing availability under our senior secured revolving credit facility ($130.6 million at June 30, 2005) together with our cash on hand will be sufficient to meet our obligations (including the acquisition of the Nexans’ magnet wire operations discussed above) and fund our working capital requirements for the foreseeable future.

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

Commodity price risk management

The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at June 30, 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	6,150	2005	1.48	$1,999
Copper	2,350	2006	1.30	306
				$2,305

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. Changes in the fair value of these contracts are reflected in current earnings. The following interest rate cap agreements were outstanding as of June 30, 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$276
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	10
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At June 30, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 6.2 million Canadian dollars for $5.1 million in July 2005. The fair value of the forward exchange contracts was insignificant at June 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005	—	—	—	—
May 2005 (a)	13,385	$17.79	—	—
June 2005	—	—	—	—

(a)                                  Represents shares tendered by our Chief Executive Officer to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Company’s annual meeting of shareowners held on May 3, 2005:

			Votes Cast For	Votes Withheld
Election of Class I and II directors:
Stephen M. Carter			16,235,614	62,458
Denys Gounot			16,235,414	62,658
James F. Guthrie			16,235,614	62,458
Andrew D. Africk			15,462,219	835,853
Perry J. Lewis			16,235,614	62,458

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Management proposals to:
Authorize the Superior Essex Inc. 2005 Incentive Plan	9,234,155	956,412	3,250	6,104,255
Authorized the Superior Essex Inc. 2005 Employee Stock Purchase Plan	9,350,274	840,293	3,250	6,104,255
Amend the Company’s certificate of incorporation to increase the maximum number of authorized members on the board of directors	13,056,080	3,238,742	3,250	—
Ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants	15,530,377	203	767,492	—

ITEM 6. EXHIBITS

Exhibit Number	Description
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

2.3	Contribution and Formation Agreement dated July 27, 2005 among Superior Essex Inc., Essex Group, Inc., Nexans, Nexans Participations, Nexans Wires and Lacroix and Kress Gmbh.

3.1	Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(a) to the Superior Essex Form 10).

3.2	Restated By-Laws of Superior Essex Inc. (incorporated herein by reference to Exhibit 3(b) to the Superior Essex Form 10).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended March 31, 2005)

4.1

Indenture dated as of April 14, 2004 among Superior Essex Communications LLC and Essex Group, Inc., as Co-Issuers, the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended

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

4.6	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8- K of Superior Essex Inc. dated November 10, 2004)

4.7	Specimen Common Stock Certificate)incorporated herein by reference to Exhibit 4.11 to the Superior Essex Form S-3.

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

10.8

Seventh amendment to Credit Agreement, dated June 27, 2005, by and among Superior Essex Communications L.P, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, and General Electric Capital Corporation, as syndication agent for the lenders (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated July 15, 2005).

10.9

Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).

10.10	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).

10.11	Employment Agreement, dated November 10, 2003, between Superior Essex and Stephen M. Carter (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).

10.12	Employment Agreement, dated March 15, 2004, between SEI and David S. Aldridge (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10- K).

10.13	Employment Agreement, dated March 15, 2004, between SEI and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10- K).

10.14	Employment Agreement, dated March 5, 2004, between SEI and H. Patrick Jack (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).

10.15	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford (incorporated herein by reference to Exhibit 10.6 to the Q1 2004 Form 10-Q).

10.16	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).

10.17

Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).

10.18

First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the “1995 Alpine 10-K”)).

10.19

Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).

10.20

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

10.21

First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11- 28, Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).

10.22

Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the “1999 Superior TeleCom 10-K”)).

10.23

Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).

10.24

Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001).

10.25

Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form

10-K of Superior TeleCom Inc. for the year ended December 31, 2002).

10.26

Superior Essex Inc. Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)

10.27

Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)

10.28	Superior Essex Inc. Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.29	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.30	Form of Non-qualified Stock Option Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 1, 2005)

10.31

Superior Essex Inc. 2005 Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.32

Superior Essex Inc. 2005 Employee Stock Purchase Plan (incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.33	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)

10.34	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

10.35	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

Date: August 5, 2005	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial and accounting officer)