Form 10-Q/A
period 2005-03-31
SUPERIOR ESSEX INC
filed 2005-08-24
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 to Superior Essex’s Quarterly Report on Form 10Q for the quarterly period ended March 31, 2005 is solely for the purpose of amending the certifications made pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed as Exhibits 32.1 and 32.2 to reflect the correct period covered by such certifications. This Amendment No. 1 to the Quarterly Report on Form 10Q for the quarterly period ended March 31, 2005 does not reflect events occurring after the filing of the original Form 10Q, or modify or update the disclosures therein in any way other than as required to reflect these changes.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
Date: August 24, 2005	By:	(duly authorized officer and principal financial and accounting officer)