Form 10-Q
period 2005-09-30
SUPERIOR ESSEX INC
filed 2005-11-09
CIK 1271193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 2, 2005, the registrant had 17,133,028 shares of common stock, $0.01 par value, outstanding.

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

•                     Fluctuations or shortages in the supply and pricing of copper and other principal raw materials;

•                     Increases in costs and shortages in supply of  fuel, natural gas and shipping resources;

•                     Our significant level of indebtedness and debt covenant requirements;

•                     The potential need for and availability of additional sources of capital and liquidity;

•                     Our ability to sustain the benefits of our acquisition of assets from Belden Inc. and Nexans Magnet Wire USA Inc., to integrate the operations of our European magnet wire joint venture with Nexans and attain the expected benefits of the transaction, and to identify, finance and integrate other acquisitions;

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,412	$18,312
Accounts receivable (less allowance for doubtful accounts of $1,973 and $1,800 at September 30, 2005 and December 31, 2004, respectively)	178,404	144,954
Inventories, net	163,531	160,869
Other current assets	19,091	25,848
Total current assets	367,438	349,983
Property, plant and equipment, net	234,818	239,219
Intangible and other long-term assets, net	42,887	41,769
Total assets	$645,143	$630,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$30,785
Accounts payable	83,343	66,155
Accrued expenses	47,435	57,506
Total current liabilities	130,778	154,446
Long-term debt	262,939	262,444
Other long-term liabilities	46,518	39,883
Total liabilities	440,235	456,773
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 17,173,183 and 17,048,694 shares issued at September 30, 2005 and December 31, 2004, respectively	172	171
Capital in excess of par value	173,867	171,187
Accumulated other comprehensive income (loss)	(1,064)	95
Retained earnings	36,922	8,045
Equity-based unearned compensation	(4,319)	(4,868)
Treasury stock, at cost (40,155 and 26,770 shares at September 30, 2005 and December 31, 2004, respectively)	(670)	(432)
Total stockholders’ equity	204,908	174,198
Total liabilities and stockholders’ equity	$645,143	$630,971

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$439,120	$382,206
Cost of goods sold	396,242	345,145
Gross profit	42,878	37,061
Selling, general and administrative expenses	(25,982)	(24,038)
Restructuring and other charges	(89)	(47)
Operating income	16,807	12,976
Interest expense	(6,987)	(7,289)
Other income (expense), net	(357)	400
Income before income taxes	9,463	6,087
Income tax benefit (expense), including a $4,505 benefit in 2005 from resolution of preconfirmation tax contingencies (note 1)	2,399	(2,544)
Net income	$11,862	$3,543
Net income per share of common stock:
Basic	$0.71	$0.21
Diluted	$0.70	$0.21
Weighted average shares outstanding:
Basic	16,673	16,532
Diluted	17,031	16,645

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Net sales	$1,272,354	$1,041,408
Cost of goods sold	1,143,185	941,130
Gross profit	129,169	100,278
Selling, general and administrative expenses	(76,145)	(67,220)
Restructuring and other charges	(721)	(1,533)
Asset impairment charge (note 4)	(2,306)	—
Gain on sale of product line (note 5)	10,355	—
Operating income	60,352	31,525
Interest expense	(21,469)	(19,269)
Loss on early extinguishment of debt	—	(407)
Other income (expense), net	(161)	214
Income before income taxes	38,722	12,063
Income tax expense, net of a $4,505 benefit in 2005 from resolution of preconfirmation tax contingencies (note 1)	(9,845)	(5,124)
Net income	$28,877	$6,939
Net income per share of common stock:
Basic	$1.74	$0.42
Diluted	$1.70	$0.42
Weighted average shares outstanding:
Basic	16,634	16,516
Diluted	16,954	16,620

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,877	$6,939
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	17,394	15,662
Amortization of deferred financing costs and discount	1,615	1,345
Asset impairment charges (note 4)	2,306	—
Gain on sale of product line (note 5)	(10,355)	—
Change in operating assets and liabilities:
Accounts receivable, net	(34,516)	(77,765)
Inventories, net	(3,719)	(2,536)
Other current and non-current assets	6,527	4,848
Accounts payable, accrued expenses and other liabilities	22,208	39,469
Other, net	1,860	1,818
Cash flows provided by (used for) operating activities before reorganization items	32,197	(10,220)
Reorganization items paid, net	—	(12,319)
Cash flows provided by (used for) operating activities	32,197	(22,539)
Cash flows from investing activities:
Capital expenditures	(13,055)	(9,459)
Asset acquisitions (note 5)	(10,000)	(90,698)
Proceeds from sale of product line (note 5)	11,563	—
Capitalized Nexans’ acquisition costs (note 13)	(2,438)	—
Other	56	126
Cash flows used for investing activities	(13,874)	(100,031)
Cash flows from financing activities:
Short-term borrowings (repayments), net	(30,785)	15,738
Debt issuance costs	—	(4,583)
Long-term borrowings	—	250,004
Repayments of long-term borrowings	—	(145,000)
Proceeds from exercise of stock options	836	—
Cash flows provided by (used for) financing activities	(29,949)	116,159
Effect of exchange rate changes on cash	(274)	(119)
Net decrease in cash and cash equivalents	(11,900)	(6,530)
Cash and cash equivalents at beginning of period	18,312	10,606
Cash and cash equivalents at end of period	$6,412	$4,076
Supplemental disclosures:
Cash paid for interest	$13,681	$9,376
Cash paid for income taxes, net	$5,039	$1,074

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

1.                 General

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and insulation materials to major original equipment manufacturers, or OEMs, and, through its distribution operations, to small OEMs and the motor maintenance, repair and overhaul industry. The Company also converts copper cathode to copper rod for sale to other third parties. The Company operates manufacturing and distribution facilities in the United States, the United Kingdom and Mexico. On October 21, 2005, the Company acquired majority control of Nexans’ magnet wire operations in Europe through formation of a corporate joint venture combining the Company’s U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses (see note 13). The joint venture will operate manufacturing and distribution facilities in France, Germany, the United Kingdom and Portugal.

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

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$11,862	$3,543
Add stock-based employee compensation expense included in reported net income, net of tax	429	469
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(617)	(584)
Pro forma net income	$11,674	$3,428
Net income per share:
As reported:
Basic	$0.71	$0.21
Diluted	0.70	0.21
Pro forma:
Basic	0.70	0.21
Diluted	0.69	0.21

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$28,877	$6,939
Add stock-based employee compensation expense included in reported net income, net of tax	1,225	1,015
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,711)	(1,264)
Pro forma net income	$28,391	$6,690
Net income per share:
As reported:
Basic	$1.74	$0.42
Diluted	1.70	0.42
Pro forma:
Basic	1.71	0.41
Diluted	1.68	0.40

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Options to purchase 222,650 shares of common stock with a weighted average fair value per option of $8.62 were granted during the nine months ended September 30, 2005 at an exercise price equal to the fair value of the underlying common stock at the date of grant. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 43%, risk-free interest rate of 4.1%, and expected life of 6.25 years. Additionally, 42,000 shares of restricted stock with a weighted average per share value of $16.36 were granted during the nine months ended September 30, 2005. Options to purchase 750,500 shares of common stock with a weighted average fair value per option of $6.21 were granted during the nine months ended September 30, 2004 at an exercise price below the fair value of the underlying common stock at the date of grant in accordance with the terms of the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan provided that the exercise price would be the initial value of the Company’s stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization. Options to purchase 115,000 shares of common stock with a weighted average fair value per option of $3.82 were granted during the nine months ended September 30, 2004 at an exercise price equal to the fair value of the underlying common stock at the date of grant. The fair value for the options granted during the nine months ended September 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 41%, risk-free interest rate of 2.5%, and expected life of three years.

The following table summarizes stock option activity for the nine months ended September 30, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	888,750	$10.52
Granted	222,650	17.84
Exercised	(82,500)	10.14
Cancelled	(3,350)	10.00
Outstanding at September 30, 2005	1,025,550	12.14

Income Taxes

During the third quarter of 2005, the Company filed an election with the Internal Revenue Service to elect to treat its U.K. subsidiary as a “flow through” entity for U.S. income purposes.  This election is commonly referred to as a “check-the-box election”. As a result of this election, the Company expects to recognize a capital loss related to its U.K. subsidiary on its 2005 U.S. consolidated income tax return.  Accordingly, income tax expense for the three and nine months ended September 30, 2005 reflects a benefit of approximately $2.0 million attributable to this capital loss.

The Company is routinely audited by federal, state and foreign taxing authorities.  The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid.  Additionally, the Company is subject to claims filed by various taxing authorities in connection with Superior TeleCom’s bankruptcy. Accordingly, the Company records a liability for the expected outcome of such potential assessments and claims.  These liabilities are determined based upon the Company’s best estimate of assessments or claims by the Internal Revenue Service (“IRS”) or other taxing authorities resulting from existing tax exposures and claims and are adjusted, from time to time, based upon changing facts and circumstances. During the third quarter of 2005, the Company reached a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom. As a result of the settlement, the Company recognized a non-cash net tax benefit of $4.1 million (net of Federal income tax of $2.1 million) in the third quarter of 2005. In addition the Company settled certain bankruptcy claims with the IRS resulting in a tax benefit of $0.4 million during the third quarter of 2005.

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

2.                 Inventories

At September 30, 2005 and December 31, 2004, the components of inventories were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$23,277	$16,034
Work in process	32,582	31,509
Finished goods	144,509	135,489
	200,368	183,032
LIFO reserve	(36,837)	(22,163)
	$163,531	$160,869

Inventories valued using the LIFO method amounted to $71.7 million and $78.8 million at September 30, 2005 and December 31, 2004, respectively.

3.                 Comprehensive income

The components of comprehensive income for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$11,862	$3,543
Foreign currency translation adjustment	(466)	169
Change in unrealized gains on derivatives, net of income tax of $349 and $575 for the three months ended September 30, 2005 and 2004, respectively	545	899
Other	(4)	5
Comprehensive income	$11,937	$4,616

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$28,877	$6,939
Foreign currency translation adjustment	(1,150)	116
Change in unrealized gains on derivatives, net of income tax of $2 and $565 for the nine months ended September 30, 2005 and 2004, respectively	12	892
Other	(21)	70
Comprehensive income	$27,718	$8,017

The components of accumulated other comprehensive income (loss) at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Foreign currency translation adjustment	$1,178	$2,328
Unrealized gain on derivatives, net of income tax of $1,246 and $1,244 at September 30, 2005 and December 31, 2004, respectively	1,953	1,941
Additional minimum pension liability, net of income tax of $2,679 at September 30, 2005 and December 31, 2004	(4,190)	(4,190)
Other	(5)	16
	$(1,064)	$95

4.                 Restructuring and other charges and asset impairments

In the first quarter of 2005, the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company’s U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Nexans transaction (see note 13). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the magnet wire and distribution segment.

Restructuring and other charges for the nine months ended September 30, 2005 consisted of $0.5 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the implementation and administration of Superior TeleCom’s plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the nine months ended September 30, 2004 were $1.5 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

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

US Seal Disposition

On March 4, 2005, the Company sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting business conducted by the Company under the US Seal trade name for a net total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million in 2004. In connection with the sale, the Company also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. The Company believes the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line and accordingly, the disposition is not reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets and EITF Issue No. 03-13. The US Seal product line is included in the magnet wire and distribution segment.

6.                 Debt

At September 30, 2005 and December 31, 2004, short-term borrowings and long-term debt consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$—	$30,000
Other	—	785
	$—	$30,785
Long-term debt:
9% senior notes (net of discount of $6,161 and $6,656 at September 30, 2005 and December 31, 2004, respectively)	$250,939	$250,444
Series A redeemable preferred stock	5,000	5,000
Other	7,000	7,000
Total long-term debt	$262,939	$262,444

On July 15, 2005, the senior secured revolving credit facility was amended. The amendment, among other things, increased the amount of permitted consigned inventory from $30 million to $50 million and expanded the locations at which consigned inventory may be included in the determination of the borrowing base for revolving loans to Canada (other than in the Province of Quebec, Canada) in addition to the United States. The amendment exempts up to $25 million of the total $50 million of permitted consigned inventory from the requirement for filing a financing statement under the Personal Property Security Act (as in effect in any Province of Canada other than the Province of Quebec) or the UCC. The amendment also recognizes the creation of various entities to facilitate Essex Group’s investment in a China magnet wire facility and related operations in an amount up to $30 million as a Foreign Venture Investment (as defined in the credit agreement). The senior secured revolving credit facility was further amended in October 2005 to permit the transactions contemplated in connection with the acquisition of Nexans’ European magnet wire and enamel businesses and authorize the investment of up to $30.0 million in the joint venture (see note 13). Undrawn availability (after considering outstanding letters of credit of $2.1 million) at September 30, 2005 amounted to $172.9 million.

The indenture governing the 9% senior notes was amended on September 12, 2005 to allow for the transactions contemplated in connection with the Nexans acquisition (see note 13). The Company paid $1.6 million to the noteholders on October 24, 2005 in connection with the amendment.

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

7.                 Income per share

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$11,862	16,673	$0.71	$3,543	16,532	$0.21
Effect of dilutive securities
Restricted stock awards	—	152		—	78
Stock options	—	206		—	35
Diluted net income per common share	$11,862	17,031	$0.70	$3,543	16,645	$0.21

A total of 868,421 and 1,254,519 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the three months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended September 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$28,877	16,634	$1.74	$6,939	16,516	$0.42
Effect of dilutive securities
Restricted stock awards	—	141		—	81
Stock options	—	179		—	23
Diluted net income per common share	$28,877	16,954	$1.70	$6,939	16,620	$0.42

A total of 942,638 and 1,169,605 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the nine months ended September 30, 2005 and 2004, respectively.

8.                 Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and nine months ended September 30, 2005 and 2004 are presented below.

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$694	$310
Interest cost	1,835	1,577
Expected return on plan assets	(1,926)	(1,527)
Amortization of prior service costs	22	—
	$625	$360

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,762	$522
Interest cost	5,477	4,713
Expected return on plan assets	(5,779)	(4,605)
Amortization of prior service costs	60	—
	$1,520	$630

The Company’s cash contributions to the defined benefit plans amounted to $3.2 and $11.2 million during the nine months ended September 30, 2005 and 2004, respectively. The Company expects to make additional cash contributions of $1.1 million for the remainder of 2005.

9.                 Derivative financial instruments

The Company, to a limited extent, uses or has used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for interest rate caps, foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The costs of copper, the Company’s most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at September 30, 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	2,325	2005	$1.75	$1,383
Copper	8,025	2006	1.58	1,804
Copper	450	2007	1.42	12
				$3,199

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. Changes in the fair value of these contracts are reflected in current earnings. The following interest rate cap agreements were outstanding as of September 30, 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$163
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	20
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At September 30, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 6.5 million Canadian dollars for $5.5 million in October 2005. The fair value of the forward exchange contracts was approximately $0.1 million at September 30, 2005.

On September 30, 2005, the Company entered a forward purchase contract to purchase 10.0 million euros on October 20, 2005 at an exchange rate of 1.205 in connection with the acquisition of Nexans’ magnet wire operations in Europe (see note 13). The fair value of the forward purchase contracts was insignificant at September 30, 2005. Changes in the fair value of this contract are reported in current earnings.

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

On June 3, 2005, the Indiana Department of Environmental Management (“IDEM”) issued a Notice of Violation alleging air quality permitting violations at the Company’s magnet wire facility in Vincennes, Indiana.  The Company settled the matter in October 2005 for an insignicant amount.

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

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to these customers. At September 30, 2005, the Company had forward fixed price copper purchase commitments for delivery through September 2006 for $32.9 million and forward fixed price aluminum purchase commitments for delivery through December 2006 for $1.3 million. Additionally at September 30, 2005, the Company has forward purchase fixed price commitments for natural gas for delivery in 2005 and 2006 amounting to $1.9 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net sales:
Communications cable	$177,636	$157,793	$507,212	$379,419
Magnet wire and distribution	188,672	153,507	556,321	453,023
Copper rod	72,812	70,906	208,821	208,966
	$439,120	$382,206	$1,272,354	$1,041,408
Operating income (loss):
Communications cable	$14,692	$9,688	$41,306	$19,629
Magnet wire and distribution	6,938	7,223	25,843	23,194
Copper rod	(109)	34	(7)	853
Corporate and other	(4,625)	(3,922)	(14,118)	(10,618)
Gain on sale of product line	—	—	10,355	—
Restructuring and other charges and asset impairments	(89)	(47)	(3,027)	(1,533)
	$16,807	$12,976	$60,352	$31,525

	September 30, 2005	December 31, 2004
	(in thousands)
Total assets:
Communications cable	$307,689	$294,109
Magnet wire and distribution	301,123	290,542
Copper rod	27,192	38,625
Corporate and other	9,139	7,695
	$645,143	$630,971

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

	September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(841)	$4,902	$134	$2,217	$—	$6,412
Accounts receivable, net	—	167,571	4,844	5,989	—	178,404
Inventories, net	—	149,238	10,879	3,414	—	163,531
Other current assets	3,015	13,622	116	2,338	—	19,091
Total current assets	2,174	335,333	15,973	13,958	—	367,438
Property, plant and equipment, net	427	204,733	17,545	12,113	—	234,818
Intangible and other long-term assets	12,340	39,026	2	2	(8,483)	42,887
Investment in subsidiaries	213,585	37,917	186,213	—	(437,715)	—
Intercompany accounts	2,878	13,266	1,073	—	(17,217)	—
Total assets	$231,404	$630,275	$220,806	$26,073	$(463,415)	$645,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	—	—	—	—	$—	$—
Accounts payable	3,588	76,162	1,725	1,868	—	83,343
Accrued expenses	11,579	35,791	112	(47)	—	47,435
Total current liabilities	15,167	111,953	1,837	1,821	—	130,778
Long term-debt, less current portion	—	257,939	5,000	—	—	262,939
Other long-term liabilities	11,329	41,899	385	1,388	(8,483)	46,518
Intercompany accounts	—	—	—	17,217	(17,217)	—
Total liabilities	26,496	411,791	7,222	20,426	(25,700)	440,235
Stockholders’ equity	204,908	218,484	213,584	5,647	(437,715)	204,908
	$231,404	$630,275	$220,806	$26,073	$(463,415)	$645,143

	December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106	$18,097	$43	$66	—	$18,312
Accounts receivable, net	—	134,433	2,086	8,435	—	144,954
Inventories, net	—	148,918	9,054	2,897	—	160,869
Other current assets	2,323	21,029	44	2,452	—	25,848
Total current assets	2,429	322,477	11,227	13,850	—	349,983
Property, plant and equipment, net	249	206,433	17,844	14,693	—	239,219
Intangible and other long-term assets	10,243	42,091	2	—	(10,567)	41,769
Investment in subsidiaries	185,844	36,508	164,433	—	(386,785)	—
Intercompany accounts	2,916	13,803	—	—	(16,719)	—
Total assets	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$30,000	$—	$785	—	$30,785
Accounts payable	3,860	59,416	2,232	647	—	66,155
Accrued expenses	22,698	34,164	158	486	—	57,506
Total current liabilities	26,558	123,580	2,390	1,918	—	154,446
Long term-debt, less current portion	—	257,444	5,000	—	—	262,444
Other long-term liabilities	925	49,549	—	(24)	(10,567)	39,883
Intercompany accounts	—	—	272	16,447	(16,719)	—
Total liabilities	27,483	430,573	7,662	18,341	(27,286)	456,773
Stockholders’ equity	174,198	190,739	185,844	10,202	(386,785)	174,198
	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

	Three Months Ended September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,759	$430,013	$43,187	$12,343	$(51,182)	$439,120
Cost of goods sold	—	395,478	35,121	12,067	(46,424)	396,242
Gross profit	4,759	34,535	8,066	276	(4,758)	42,878
Selling, general and administrative expenses	(4,614)	(25,432)	(251)	(443)	4,758	(25,982)
Restructuring and other charges	(74)	(15)	—	—	—	(89)
Operating income (loss)	71	9,088	7,815	(167)	—	16,807
Interest expense	—	(6,856)	(119)	(12)	—	(6,987)
Other income (expense), net	(71)	(250)	18	(54)	—	(357)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	1,982	7,714	(233)	—	9,463
Benefit (provision) for income taxes	—	5,681	(2,970)	(312)	—	2,399
Equity in earnings of subsidiaries	11,862	4,279	7,118	—	(23,259)	—
Net income (loss)	$11,862	$11,942	$11,862	$(545)	$(23,259)	$11,862

	Three Months Ended September 30, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,289	$372,888	$22,658	$12,873	$(30,502)	382,206
Cost of goods sold	—	336,170	22,341	12,847	(26,213)	345,145
Gross profit	4,289	36,718	317	26	(4,289)	37,061
Selling, general and administrative expenses	(3,911)	(23,842)	(72)	(502)	4,289	(24,038)
Restructuring and other charges	—	(47)	—	—	—	(47)
Operating income (loss)	378	12,829	245	(476)	—	12,976
Interest expense	(394)	(6,771)	(118)	(6)	—	(7,289)
Other income, net	16	313	20	51	—	400
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	6,371	147	(431)	—	6,087
Provision for income taxes	—	(2,471)	(57)	(16)	—	(2,544)
Equity in earnings (loss) of subsidiaries	3,543	(277)	3,453	—	(6,719)	—
Net income (loss)	$3,543	$3,623	$3,543	$(447)	$(6,719)	$3,543

	Nine Months Ended September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$14,396	$1,257,797	$108,736	$38,212	(146,787)	$1,272,354
Cost of goods sold	—	1,137,503	100,614	37,460	(132,392)	1,143,185
Gross profit	14,396	120,294	8,122	752	(14,395)	129,169
Selling, general and administrative expenses	(14,085)	(74,158)	(775)	(1,522)	14,395	(76,145)
Restructuring and other charges	(242)	(479)	—	—	—	(721)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	69	56,012	7,347	(3,076)	—	60,352
Interest expense	—	(21,168)	(278)	(23)	—	(21,469)
Other income (expense), net	(69)	(73)	35	(54)	—	(161)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	34,771	7,104	(3,153)	—	38,722
Provision for income taxes	—	(6,188)	(2,732)	(925)	—	(9,845)
Equity in earnings of subsidiaries	28,877	532	24,505	—	(53,914)	—
Net income (loss)	$28,877	$29,115	$28,877	$(4,078)	$(53,914)	$28,877

	Nine Months Ended September 30, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$12,877	$1,013,003	$66,552	$40,302	$(91,326)	$1,041,408
Cost of goods sold	—	914,460	65,581	39,538	(78,449)	941,130
Gross profit	12,877	98,543	971	764	(12,877)	100,278
Selling, general and administrative expenses	(10,586)	(67,771)	(254)	(1,486)	12,877	(67,220)
Restructuring and other charges	(1,057)	(476)	—	—	—	(1,533)
Operating income (loss)	1,234	30,296	717	(722)	—	31,525
Interest expense	(847)	(18,038)	(357)	(27)	—	(19,269)
Other income (expense), net	(387)	247	15	(68)	—	(193)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	12,505	375	(817)	—	12,063
Provision for income taxes	—	(4,932)	(145)	(47)	—	(5,124)
Equity in earnings (loss) of subsidiaries	6,939	(393)	6,709	—	(13,255)	—
Net income (loss)	$6,939	$7,180	$6,939	$(864)	$(13,255)	$6,939

	Nine Months Ended September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$843	$29,228	$764	$1,362	$—	$32,197
Cash flows from investing activities:
Capital expenditures	(248)	(11,421)	(916)	(470)	—	(13,055)
Belden asset acquisition contingent payment	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of product line	—	11,563	—	—	—	11,563
Capitalized Nexans’ acquisition costs	(2,438)	—	—	—	—	(2,438)
Other	22	34	—	—	—	56
Investment in subsidiaries	—	(1,800)	—	—	1,800	—
Dividends received	—	—	238	—	(238)	—
Cash flows used for investing activities	(2,664)	(11,624)	(678)	(470)	1,562	(13,874)
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	(30,000)	—	(785)	—	(30,785)
Proceeds from exercise of stock options	836	—	—	—	—	836
Capital contributions	—	—	—	1,800	(1,800)	—
Dividends paid	—	(238)	—	—	238	—
Intercompany accounts	38	537	5	(580)	—	—
Cash flows provided by (used for) financing activities	874	(29,701)	5	435	(1,562)	(29,949)
Effect of exchange rate changes on cash	—	(1,098)	—	824	—	(274)
Net increase (decrease) in cash and cash equivalents	(947)	(13,195)	91	2,151	—	(11,900)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$(841)	$4,902	$134	$2,217	$—	$6,412

	Nine Months Ended September 30, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows used for operating activities	$(216)	$(16,967)	$(3,635)	$(1,721)	$—	$(22,539)
Cash flows from investing activities:
Capital expenditures	(140)	(8,809)	(495)	(15)	—	(9,459)
Asset acquisitions	—	(90,698)	—	—	—	(90,698)
Other	3	2,464	—	—	(2,341)	126
Cash flows used for investing activities	(137)	(97,043)	(495)	(15)	(2,341)	(100,031)
Cash flows from financing activities:
Short-term borrowings, net	—	15,626	—	112	—	15,738
Debt issuance costs	—	(4,583)	—	—	—	(4,583)
Long-term borrowings	—	250,004	—	—	—	250,004
Repayment of long-term borrowings	—	(145,000)	—	—	—	(145,000)
Other	—	—	—	(2,341)	2,341	—
Intercompany accounts	292	(5,154)	3,939	923	—	—
Cash flows provided by (used for) financing activities	292	110,893	3,939	(1,306)	2,341	116,159
Effect of exchange rate changes on cash	—	116	—	(235)	—	(119)
Net decrease in cash and cash equivalents	(61)	(3,001)	(191)	(3,277)	—	(6,530)
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606
Cash and cash equivalents at end of period	$(61)	$3,543	$109	$485	$—	$4,076

13.          Subsequent Event

On October 21, 2005, the Company acquired majority control of Nexans’ magnet wire operations in Europe through formation of a corporate joint venture combining the Company’s U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. The Company owns 60% of the joint venture and Nexans has a 40% minority ownership. In accordance with the Contribution and Formation Agreement (the “Agreement”) governing the transaction, the following transactions were consummated at or prior to the October 21, 2005 closing:

•                     The Company and Nexans formed Essex Nexans Europe S.A.S, a French holding company (“Essex Nexans Europe”)

•                     The Company contributed net cash of  €14.8 million and the common stock of its U.K. magnet wire subsidiary for equity of Essex Nexans Europe.

•                     Essex Nexans Europe entered into a €35.0 million financing arrangement with a 3rd party financial institution, €20.0 million of which was drawn down at closing to partially fund the purchase of Nexans’ magnet wire and enamel business.

•                     Essex Nexans Europe purchased Nexans’ European magnet wire and enamel businesses for a net €34.8 million in cash, issuance of an  €11.3 million subordinated note in favor of Nexans and a 40% equity interest in Essex Nexans Europe.

The Agreement provides for certain post-closing adjustments based on the final net book values of the aquired net assets. If the net book value of Nexans’ contribution is more than €64 million but less than €65 million, based on the final net book values of acquired net assets as of the closing date, the Company shall pay in cash to Nexans 60% of such excess.  If the net book value of Nexans’ contribution is more than €65 million but less than or equal to €71 million, then Essex Nexans Europe shall pay an additional amount to Nexans equal to 100% of such excess. If the net book value of Nexans’ contributions is more than €71 million, Nexans will also receive a promissory note issued by a subsidiary of Essex Nexans Europe of up to €2 million payable at the end of one year, subject to meeting certain liquidity conditions.  There are similar adjustment provisions with respect to the net book value of the contributions of the Company.

The Agreement provides for the Company to pay additional contingent cash consideration to Nexans of up to €3.0 million if Essex Nexans Europe achieves certain specified levels of Adjusted EBITDA (as defined in the Agreement) for the year ended December 31, 2006.

At any time following the one-year anniversary of the closing of the transaction, the Company will have the option to purchase Nexans’ 40% interest in Essex Nexans Europe at a price equal to Nexans’ initial allocated equity value plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement between the Company, Nexans and Essex Nexans Europe) of Essex Nexans Europe, and (ii) any post-closing capital contributions minus any post-closing distributions. The call price may be increased by up to €2.0 million if Essex Nexans Europe achieves at least €9.0 million of Adjusted EBITDA for the year ended December 31, 2006.  Furthermore, if the Company exercises the call option on or after September 30, 2008, the call price may be increased by up to €10 million provided Essex Nexans Europe achieves certain specified levels of EBITDA in 2008, 2009 or 2010. The call price is payable only in cash.

Nexans will have the right to require the Company to purchase its 40% interest in Essex Nexans Europe at the call price, but only if Adjusted EBITDA of Essex Nexans Europe exceeds €14.0 million in 2008, 2009 or 2010. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At the Company’s option, the put price may be paid in cash by the Company or Essex Nexans Europe or by issuance of the Company’s common stock (or a combination thereof). If the Company elects to pay the put price in Company common stock, the portion of the put price payable in common stock of the Company is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of the outstanding common stock of the Company, with any excess put price payable in cash. Furthermore, the portion of the put price paid in common stock of the Company will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

The subordinated note will bear interest at 8.975% per annum payable quarterly. A total of €3.8 million in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if the Company exercises its call option.

The transaction will be accounted for as a purchase of the Nexans magnet wire and enamel businesses and a partial sale of the Company's U.K. subsidiary. The Company may recognize a non-cash loss in the fourth quarter of 2005 related to the partial sale to the extent that the value of the Company's U.K. subsidiary is less than the book value of the portion sold. The Company believes the acquisition will enhance its ability to serve its global customer base, provide synergies with respect to its U.K. magnet wire business and increase its geographic diversification.

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

Industry segment financial data (including sales and operating income by industry segment) for the three and nine month periods ended September 30, 2005 and 2004 is included in Note 11 to the accompanying condensed consolidated financial statements.

Operating Environment

The principal raw materials we use in the manufacture of our wire and cable products are copper, aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride (“PVC”) and various chemicals and chemical compounds used in the production of enamels and varnishes. The availability and cost of raw material and other inputs required for the manufacture of wire and cable products present significant challenges in the current environment.

Foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses and sold through merchants. These macro-economic factors have been exacerbated by the labor issues and bankruptcy of Asarco, a major U.S. copper producer, during the third quarter of 2005 as well as disruptions in supply at one other North Amerian copper producer. The resulting disruption in copper supply in the U.S. has contributed to extremely high and volatile prices and shortages of supply of copper.  Although we have not experienced any shortages during recent years or the quarter that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our margins.

The natural disasters that have hit the Gulf Coast region of the United States are having a significant effect on natural gas supply and on raw material producers located in the region or those which rely on oil and gas or raw materials produced in the region.  Most polyethylene and PVC suppliers have declared force majeure and instituted significant surcharges for energy and other costs  In addition, the increased cost of oil and natural gas has resulted in increased production and freight costs and shortages in the availability of shipping resources.

During the third quarter of 2005 and to date, we have not experienced supply shortages for raw materials which have significantly impacted our service levels, and we do not currently anticipate any significant impact on our service levels. However, as suppliers continue to struggle with the aftermath of the Gulf Coast storms and other factors discussed above, no assurance can be given that we will be able to procure adequate supplies of raw materials, including alternative supplies, to meet our future needs. Furthermore, significantly higher prices for natural gas, raw materials and freight may have a negative impact on our margins.

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

Impact of Copper Price Fluctuations on Operating Results

Copper is the principal raw material used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically the cost of copper has not had a material impact on profitability, as, in most cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods’ copper indices. Beginning in the fourth quarter of 2003 and continuing through 2005, copper prices have escalated rapidly. The average daily COMEX price per pound for copper was $1.70 and $1.29 per pound for the three months ended September 30, 2005 and 2004, respectively, and $1.57 and $1.25 per pound, respectively for the nine months ended September 30, 2005 and 2004. Rapid increases in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. Increases in copper prices can also impact our working capital. See “Liquidity and Capital Resources” below. The significant increase in copper prices in 2005 may negatively impact customer demand for the remainder of 2005 as certain customers more quickly reach their annual capital expenditure budgets.

Results of Operations—Three Month Period Ended September 30, 2005 Compared to the Three Month Period Ended September 30, 2004

Average copper prices for the three months ended September 30, 2005 increased 32% as compared to the three months ended September 30, 2004. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $1.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Actual			Copper-adjusted
	Three Months Ended September 30,		%	Three Months Ended September 30,		%
	2005	2004	Change	2005	2004	Change
Net sales:
Communications cable	$177,636	$157,793	13%	$155,551	$148,505	5%
Magnet wire and distribution	188,672	153,507	23%	154,651	142,678	8%
Copper rod	72,812	70,906	3%	44,492	56,116	(21)%
	439,120	382,206	15%	354,694	347,299	2%
Constant cost of copper adjustment	—	—	—	84,426	34,907	—
Total	$439,120	$382,206	15%	$439,120	$382,206	15%

Consolidated sales for the three months ended September 30, 2005 were $439.1 million, an increase of 15% as compared to consolidated sales of $382.2 million for the quarter ended September 30, 2004. Sales for the 2005 quarter were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 2% for the quarter ended September 30, 2005 compared to the prior year period reflecting incremental sales attributable to organic growth in both the communications cable and magnet wire and distribution segments offset by decreased sales volumes in the copper rod segment.

Sales for our communications cable segment for the September 30, 2005 quarter were $177.6 million, an increase of 13%, as compared to sales of $157.8 million for the quarter ended September 30, 2004. Sales adjusted for a constant cost of copper increased 5%. The copper-adjusted increase primarily reflects an approximately 25% growth in sales of fiber optic and premises wire and cable products. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share. Additionally, the overall demand for OSP fiber products has increased as a result of increased deployment by certain regional bell operating companies (“RBOCs”) of fiber optic cable further downstream in their networks.

Sales for our magnet wire and distribution segment were $188.7 million for the quarter ended September 30 2005, an increase of 23% as compared to the prior year. On a copper-adjusted basis, sales for the quarter increased 8% from the same quarter in the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 quarter sales increase reflects copper-adjusted growth resulting from market share gains at certain targeted customers. We also implemented price surcharges in the fourth quarter of 2004 and the end of the first  quarter of 2005 to recover energy, fuel and raw material cost increases. These gains were offset to some extent by decreased volumes in our U.K. magnet wire subsidiary. We have implemented further price surcharges in the fourth quarter of 2005.

Copper rod sales for the three months ended September 30, 2005 were $72.8 million compared to $70.9 million for the comparable 2004 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 21% for the three months ended September 30, 2005 compared to the prior year period. The copper-adjusted decrease in the 2005 quarter reflects reduced demand from certain automotive related customers as well as increased internal use by our communications cable segment due to the shutdown of one of its copper rod suppliers. Copper rod segment sales consist primarily of external sales of processed copper rod that is not used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions. One of the copper rod segment’s major customers recently filed for bankruptcy and another major customer recently announced its pending acquisition by another copper rod producer. Both customers have continued to purchase rod under the terms of their existing contract. There can be no assurance, however, that these customers will continue to purchase copper rod from us and the loss of either customer could have a negative impact on future external sales of copper rod.

For the quarter ended September 30, 2005, gross profit was $42.9 million, an increase of 16% as compared to the prior year quarter primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and gross profit margin improvements in our communications cable segment. The gross profit margin in the 2005 quarter was 9.8% compared to 9.7% for same quarter in 2004. The slight increase in gross profit margin reflects improved capacity utilization due to increased volumes offset somewhat by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis (computed as gross profit divided by copper-adjusted sales) was 12.1% for the three months ended September 30, 2005 compared to 10.7% for the three months ended September 30, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 quarter compared to the prior year quarter due to improved fixed cost absorption as a result of increased sales and related production volumes. Additionally, margins in the 2004 quarter were negatively impacted by integration costs incurred in connection with the Belden Asset Acquisition as well as lower margins recognized on sales of inventory purchased from third parties. Copper-adjusted gross profit margin for our magnet wire and distribution business for the three months ended September 30, 2005 decreased compared to the prior year quarter as increased throughput and prior price surcharges did not fully offset the effects of certain non-copper cost increases including higher natural gas prices, freight costs and copper producer premiums. Margins in the magnet wire and distribution segment were also negatively impacted by lower sales volumes and pricing experienced by our U.K. subsidiary.

Selling, general and administrative expenses (“SG&A expense”) for the three month period ended September 30, 2005 were $26.0 million, an increase of 8% as compared to SG&A expense of $24.0 million for the three months ended September 30, 2004. The increase is attributable to the impact of increased sales volume and related sales costs and commissions in our communications cable segment, new information systems implementation costs incurred by our magnet wire and distribution segment and bad debts associated with the bankruptcy filing by a customer of our magnet wire and distribution and copper rod segments.

We had operating income of $16.8 million for the quarter ended September 30, 2005, compared to $13.0 million for the same period in 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related gross profit as well as improvements in gross profit margin in our communications cable segment.

Interest expense for the quarter ended September 30, 2005 was $7.0 million compared to interest expense of $7.3 million for the quarter ended September 30, 2004. The decrease in interest expense in 2005 primarily reflects a decrease in borrowings outstanding under our senior secured revolving credit facility offset by increases in the base borrowing rate.

We recorded a net tax benefit of $2.4 million for the three months ended September 30, 2005. The tax benefit for the quarter includes a $4.1 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 the Company filed an election with the Internal Revenue Service to elect to treat its U.K. subsidiary as a “flow through” entity for U.S. income purposes.  This election is commonly referred to as a “check-the-box election”. As a result of this election, the Company expects to recognize a capital loss on its 2005 U.S. consolidated income tax return.  Accordingly, income tax expense for the three months ended September 30, 2005 reflects a benefit of approximately $2.0 million attributable to this capital loss. Our effective tax rate for the three months ended September 30, 2005 excluding these benefits was 44% compared to an effective tax rate of 42% for the three months ended September 30, 2004. These effective tax rates exceed the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Results of Operations—Nine Month Period Ended September 30, 2005 Compared to the Nine Month Period Ended September 30, 2004

Average copper prices for the nine months ended September 30, 2005 increased 25% as compared to the nine months ended September 30, 2004. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $1.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Actual			Copper-adjusted
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2005	2004	Change	2005	2004	Change
Net sales:
Communications cable	$507,212	$379,419	34%	$451,173	$367,780	23%
Magnet wire and distribution	556,321	453,023	23%	471,796	425,306	11%
Copper rod	208,821	208,966	—%	138,378	169,234	(18)%
	1,272,354	1,041,408	22%	1,061,347	962,320	10%
Constant cost of copper adjustment	—	—	—	211,007	79,088	—
Total	$1,272,354	$1,041,408	22%	$1,272,354	$1,041,408	22%

Consolidated sales for the nine months ended September 30, 2005 were $1,272.4 million, an increase of 22% as compared to consolidated sales of $1,041.4 million for the nine months ended September 30, 2004. Sales for the 2005 period were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 10% for the nine months ended September 30, 2005 compared to the prior year period reflecting incremental sales attributable to the 2004 Belden and Nexans asset acquisitions as well as organic growth in both the communications cable and magnet wire and distribution segments.

Sales for our communications cable segment for the nine months ended September 30, 2005 were $507.2 million, an increase of 34%, as compared to sales of $379.4 million for the nine months ended September 30, 2004. Sales adjusted for a constant cost of copper increased 23%. The copper-adjusted increase primarily reflects the incremental sales from customer contracts acquired in the June 2004 Belden asset acquisition as well as growth in sales of fiber optic and premises wire and cable products.

Sales for our magnet wire and distribution segment were $556.3 million for the nine months ended September 30, 2005, an increase of 23% as compared to the prior year. On a copper-adjusted basis, sales for the nine months ended September 30, 2005 increased 11% from the same period in the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 sales increase reflects copper-adjusted growth resulting from market share gains at certain targeted customers. These gains were offset to some extent by decreases in sales volume and pricing in our U.K. magnet wire subsidiary.

Copper rod sales for the nine months ended September 30, 2005 were $208.8 million compared to $209.0 million for the comparable 2004 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 18% for the nine months ended September 30, 2005 compared to the prior year period. The copper-adjusted decrease in the 2005 period reflects reduced demand from certain automotive related customers as well as increased internal use by our communications cable segment due to the shutdown of one of its copper rod suppliers during the third quarter of 2005. Copper rod segment sales consist primarily of external sales of processed copper rod that is not be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even.

For the nine months ended September 30, 2005, gross profit was $129.2 million, an increase of 29% as compared to the prior year period primarily attributable to increased volume in our communications cable and magnet wire and distribution segments and gross profit margin improvements in our communications cable segment. The gross profit margin for the nine months ended September 30, 2005 was 10.2% compared to 9.6% for same period in 2004. The increase in gross profit margin reflects improved capacity utilization due to increased volumes offset somewhat by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis (computed as gross profit divided by copper-adjusted sales) was 12.2% for the nine months ended September 30, 2005 compared to 10.4% for the nine months ended September 30, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 period compared to the prior year period due to improved fixed cost absorption as a result of increased sales and related production volumes. Additionally, margins in the second half of 2004 were negatively impacted by integration costs incurred in connection with the Belden Asset Acquisition. Copper-adjusted gross profit margin for our magnet wire and distribution business for the nine months ended September 30, 2005 decreased slightly compared to the prior year period as increased throughput and price surcharges did not fully offset the effects of non-copper cost increases including higher natural gas prices, freight costs and copper producer premiums. Margins in the magnet wire and distribution segment were also negatively impacted by lower sales volumes and pricing experienced by our U.K. subsidiary and changes in product mix with proportionately lower sales through our higher margin distribution business, including the effects of the sale of the US Seal product line in the first quarter of 2005.

SG&A expense for the nine month period ended September 30, 2005 was $76.1 million, an increase of 13% as compared to SG&A expense of $67.2 million for the nine months ended September 30, 2004. The increase is attributable to a number of factors including corporate stock-based compensation and supplemental executive retirement plan charges, professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act, amortization charges related to intangible assets acquired in the Belden and Nexans asset acquisitions and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

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

Restructuring and other charges for the nine months ended September 30, 2005 consisted of $0.5 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the implementation of Superior TeleCom’s plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the nine months ended September 30, 2004 were $1.5 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

In March 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting business conducted by us under the US Seal trade name for a total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million for the year ended December 31, 2004. In connection with the sale, we also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. We believe the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line. The US Seal product line is included in the magnet wire and distribution segment.

We had operating income of $60.4 million for the nine months ended September 30, 2005, compared to $31.5 million for the same period in 2004. The comparative improvement in operating income for the current year was principally attributable to increased sales volumes and related improvements in gross profit and gross profit margin and the gain on the sale of the US Seal product line partially offset by an increase in SG & A expense and asset impairment charges.

Interest expense for the nine months ended September 30, 2005 was $21.5 million compared to interest expense of $19.3 million for the nine months ended September 30, 2004. The increase in interest expense in 2005 reflects increased borrowings outstanding primarily attributable to our senior notes issued in April 2004 to finance the Belden Asset Acquisition as well as increases in the base borrowing rates under our senior secured revolving credit facility.

Our effective income tax rate for the nine months ended September 30, 2005 was 25% compared to an effective tax rate of 42% for the nine months ended September 30, 2004. Tax expense for the nine months ended September 30, 2005 is net of a $4.1 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 the Company filed an election with the Internal Revenue Service to elect to treat its U.K. subsidiary as a “flow through” entity for U.S. income purposes.  This election is commonly referred to as a “check-the-box election”. As a result of this election, the Company expects to recognize a capital loss on its 2005 U.S. consolidated income tax return.  Accordingly, income tax expense for the nine months ended September reflects a benefit of approximately $2.0 million attributable to this capital loss. These benefits accounted for a reduction of 17% in the effective tax rate for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2005 excluding these benefits was 42% compared to an effective tax rate of 42% for the nine months ended September 30, 2004. These effective tax rates exceed the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Other Matters

On October 21, 2005, we acquired majority control of Nexans’ magnet wire operations in Europe through formation of a corporate joint venture combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership. We believe the acquisition will enhance our ability to serve our global customer base, provide synergies with respect to our U.K. magnet wire business and increase our geographic diversification. Additional information regarding the transaction is included in note 13 to the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

Cash from Operating Activities

We reported cash provided by operating activities of $32.2 million for the nine months ended September 30, 2005 compared to cash used by operating activities of $22.5 million for the nine months ended September 30, 2004. Cash used by operations for the 2004 quarter includes approximately $12.3 million we paid during 2004 of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy. The improvement in cash provided by operating activities results primarily from improved net income.  Cash from operating activities for the nine months ended September 30, 2005 and 2004 includes net increases in operating assets and liablities of $9.5 million and $36.0 million, respectively, which reflect normal seasonal build in accounts receivable and inventory and the impact of substantially higher copper costs. The seasonal increase in our working capital results from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segment. During the 2005 period, these seasonal increases were offset somewhat by decreases in accounts receivable days outstanding, planned inventory reductions in our magnet wire and distribution segment in the third quarter of 2005 and an expansion of copper-based accounts payable. Cash used for 2005 investing activities includes a payment of $10 million with respect to the Belden Asset Acquisition as well as $11.6 million of proceeds received in connection with our sale of the US Seal product line. The improved cash provided by operations in 2005 resulted in a $30.0 million reduction in borrowings under our senior secured revolving credit facility. There were no amounts outstanding under this facility at September 30, 2005.

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

Superior Essex Communications and Essex Group are borrowers under a $175 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin in effect for the third quarter of 2005 was 1.75% for LIBOR loans and 0.25% for base rate loans. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include a rent reserve related to property on which collateral is located. On July 15, 2005, the senior secured revolving credit facility was amended. The amendment, among other things, increased the amount of permitted consigned inventory from $30 million to $50 million and expanded the locations at which consigned inventory may be included in the determination of the borrowing base for revolving loans to Canada (other than in the Province of Quebec, Canada) in addition to the United States. The amendment exempts up to $25 million of the total $50 million of permitted consigned inventory from the requirement for filing a financing statement under the Personal Property Security Act (as in effect in any Province of Canada other than the Province of Quebec) or the UCC.The senior secured revolving credit facility was further amended in October 2005 to permit the transactions contemplated in connection with the acquisition of Nexans’ European magnet wire and enamel businesses and authorize the investment of up to $30.0 million in the joint venture (see note 13 to the consolidated financial statements)

Under the senior secured revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to Superior Essex except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No amounts were outstanding under the senior secured revolving credit facility as of September 30, 2005. Undrawn availability (after considering outstanding letters of credit of $2.1 million) on such date amounted to $172.9 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

Liquidity

Our principal cash requirements generally include interest payments on our senior secured revolving credit facility and the 9% Notes, dividend payments on our series A preferred stock, capital expenditures currently estimated at approximately $15 million to $20 million annually (not including the China and Nexans European joint venture investments discussed below) and obligations related to our defined benefit pension plans. In addition, the average price of copper, our principal raw material, has increased approximately 21% for the nine months ended September 30, 2005 compared to the year ended December 31, 2004. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements.

In February 2005 we announced plans to construct a wholly-owned greenfield manufacturing facility near Shanghai in China. Total investment for the initial phase of construction is expected to be approximately $20 to $25 million to be expended in 2005 and 2006.

As discussed above, with respect to the Nexans European joint venture transaction, our initial cash investment is expected to be €15 million to €16 million based on the actual net assets of the Nexans business acquired at the closing date. We may also be required to pay additional contingent cash consideration to Nexans of up to €3.0 million if the joint venture achieves certain specified levels of Adjusted EBITDA (as defined in the definitive agreement) for the year ended December 31, 2006. The terms of the transaction also contain put and call options with respect to Nexans’ 40% minority interest in the joint venture as discussed in note 13 to the accompanying consolidated financial statements. Other than the €3.0 million contingent purchase price and the Nexans put right, there are no additional mandatory capital contributions to the joint venture. Operations of the joint venture are expected to be financed through cash flow from its operations and a €35.0 million financing arrangement with a 3rd party financial institution entered into by the joint venture. We, Essex Group, or any of our other subsidiaries are not guarantors under the financing arrangement or under any other debt agreement of the joint venture.

We believe that cash provided by operations, together with borrowing availability under our senior secured revolving credit facility ($172.9 million at September 30, 2005) together with our cash on hand will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We, to a limited extent, use or have used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counterparties for interest rate caps, foreign exchange forward contracts, metal forward price contracts and metals futures contracts but we do not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at September 30, 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	2,325	2005	1.75	$1,383
Copper	8,025	2006	1.58	1,804
Copper	450	2007	1.42	12
				$3,199

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. Changes in the fair value of these contracts are reflected in current earnings. The following interest rate cap agreements were outstanding as of September 30, 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	1.75%	December 2005	$163
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	20
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At September 30, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 6.5 million Canadian dollars for $5.5 million in October 2005. The fair value of the forward exchange contracts was approximately $0.1 million at September 30, 2005.

On September 30, 2005, the Company entered a forward purchase contract to purchase 10.0 million euros on October 20, 2005 at an exchange rate of 1.205 in connection with the acquisition of Nexans’ magnet wire operations in Europe. The fair value of the forward purchase contracts was insignificant at September 30, 2005. Changes in the fair value of this contract are reported in current earnings.

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

2.2

Asset Purchase Agreement, dated as of March 18, 2004, by and among Superior Essex Communications LLC, Belden Communications Company and Belden (Canada) Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Essex Inc. dated June 16, 2004)

2.3

Contribution and Formation Agreement dated July 27, 2005 among Superior Essex Inc., Essex Group, Inc., Nexans, Nexans Participations, Nexans Wires and Lacroix and Kress Gmbh. (incorporated herein by reference to Exhibit 2.3 to the Quarterly Report on Form 10Q of Superior Essex Inc. for the quarter ended June 30, 2005)

2.4

Side Letter dated October 21, 2005 by and between Superior Essex Inc., Essex Group, Inc., SE Holding, C.V., Nexans, Nexans Participations, Lacroix & Kress GmbH and Nexans Wires (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated October 21, 2005)

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

4.6	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8- K of Superior Essex Inc. dated November 10, 2004)

4.7	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.11 to the Superior Essex Form S-3).

4.8

Third Supplemental Indenture dated September 12, 2005 among Superior Essex Communications LP, Essex Group, Inc., certain subsidiary guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated September 12,2005).

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

10.9

Eighth Amendment to Credit Agreement, dated October 20, 2005, by and among Superior Essex Communications L.P, as a borrower, Essex Group Inc., as a borrower, the financial institutions party thereto, as lenders, Fleet Capital Corporation, as collateral and administrative agent for the lenders, and General Electric Capital Corporation, as syndication agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 20, 2005).

10.10

Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).

10.11	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).

10.12	Employment Agreement, dated November 10, 2003, between Superior Essex and Stephen M. Carter (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).

10.13	Employment Agreement, dated March 15, 2004, between SEI and David S. Aldridge (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10- K).

10.14	Employment Agreement, dated March 15, 2004, between SEI and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10- K).

10.15	Employment Agreement, dated March 5, 2004, between SEI and H. Patrick Jack (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).

10.16	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford (incorporated herein by reference to Exhibit 10.6 to the Q1 2004 Form 10-Q).

10.17	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).

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

10.27

Superior Essex Inc. Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)

10.28

Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)

10.29

Amendment to Consulting Agreement dated as of July 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to the Current Report on Form 8-K of Supeior Essex dated August 1, 2005)

10.30	Superior Essex Inc. Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.31	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.32	Form of Non-qualified Stock Option Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 1, 2005)

10.33

Superior Essex Inc. 2005 Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.34

Superior Essex Inc. 2005 Employee Stock Purchase Plan (incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.35	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)

10.36	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

10.37	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

10.38

Shareholders Agreement dated October 21, 2005 by and between Superior Essex Inc., SE Holding, C.V., Nexans, Nexans Participations and Essex Nexans SAS (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 21,2005)

10.39	Superior Essex Inc. 2005 Amended and Restated Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.40	Form of Director Restricted Stock Unit Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.41	Form of Director Option Certificate (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

Date: November 9, 2005	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial and accounting officer)