Form 10-K
period 2005-12-31
SUPERIOR ESSEX INC
filed 2006-03-16
CIK 1271193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-50514

SUPERIOR ESSEX INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0282396
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
150 Interstate North Parkway
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (770) 657-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes ☐   No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $162,229,285.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At March 7, 2006, the registrant had 17,230,838 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2005 for the Registrant’s Annual Shareholder Meeting are incorporated into Part III of this Annual Report on Form 10-K.

PART I

In this Annual Report on Form 10-K (“Form 10-K”), the following terms have the meanings indicated below:

•       unless the context otherwise requires, the terms “we,” “us” and “our,” as well as the term “Superior Essex” refer to (1) Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries discussed in this Form 10-K, and (2) Superior Essex Inc. and its subsidiaries and Superior TeleCom Inc. and its subsidiaries with respect to financial results for 2003.

•       “Superior TeleCom,” unless the context otherwise requires, refers to Superior TeleCom Inc. and its subsidiaries and the business carried on by them prior to November 10, 2003.

•       “Superior Essex Holding” refers to Superior Essex Holding Corp., a wholly owned subsidiary of Superior Essex Inc. and the sole limited partner of Superior Essex Communications LP.

•       “Superior Essex Communications” refers to Superior Essex Communications LP.

•       “Essex International” refers to Essex International Inc., a wholly owned subsidiary of Superior Essex Holding Corp.

•       “Essex Group” refers to Essex Group, Inc., a wholly owned subsidiary of Essex International.

•       “Essex Nexans” refers to our 60% owned corporate joint venture, Essex Nexans Europe S.A.S.

Industry and market data

Unless otherwise indicated, information contained in this Form 10-K concerning the wire and cable industry, our general expectations concerning the industry and its segments and our market position and market share within the industry and its segments are principally derived from management estimates. Such estimates are derived from third party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the industry which we believe to be reasonable. Our internal research has not been verified by any independent source. In addition, some similar information in this Form 10-K is based on data from various third party sources, including industry publications, government publications, reports by market research firms or other published independent sources. We have not independently verified any of such information and cannot assure you of its accuracy or completeness. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption “Risk factors” in this Form 10-K.

Forward-looking statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are based on current expectations, estimates and forecasts about us, our future performance, the industries in which we operate and our liquidity. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” “goal,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include the impact of the following:

•       General economic, business and industry conditions;

•       Spending reductions by the telecommunications industry;

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

•       Fluctuations in the supply, availability and pricing of copper and other principal raw materials, natural gas, fuel and freight;

•       Our significant level of indebtedness and debt covenant requirements;

•       The potential need for and availability of additional sources of capital and liquidity;

•       Our ability to sustain the benefits of our acquisition of assets from Belden Inc. and Nexans Magnet Wire USA Inc.;

•       Our ability to integrate the operations of our European magnet wire joint venture with Nexans and attain the expected benefits of the transaction and to identify, finance and integrate other acquisitions;

•       Our ability to successfully construct and operate a magnet wire facility in China;

•       Changes in short-term interest rates and foreign exchange rates;

•       A deterioration in our labor relations;

•       The volatility of the market price of our common stock; and

•       Other risks and uncertainties, including those included under the caption “Risk factors.”

Forward-looking statements should be considered in light of various important factors, including those set forth elsewhere in this Form 10-K and our other filings with the Securities and Exchange

Commission (“SEC”). Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-K and in our other filings with the SEC.

Item 1. Business

General

We are the largest manufacturer of magnet wire in the world and the largest manufacturer in North America of outside plant (“OSP”) copper communications cable based on revenues. Superior Essex, a Delaware holding company, was formed to acquire and conduct the business formerly conducted by Superior TeleCom. Based on sales, we are a leading manufacturer and supplier of communications wire and cable products to telephone companies, distributors and systems integrators, CATV companies, and of magnet wire and insulation materials to major original equipment manufacturers, or OEMs, and, through our distribution operations, to small OEMs and the motor/transformer repair industry. Our magnet wire products are used in industrial, automotive and other motor applications, power transformers and generators, and electrical coils and controls. We manufacture and supply over 30,000 copper, aluminum, fiber optic and composite wire and cable products. We also convert copper cathode to copper rod for sale to OEMs and other wire and cable manufacturers.

Financial information about our business segments and foreign operations is included in Note 19 to the accompanying audited consolidated financial statements for the years ended December 31, 2005 and 2004 and the period November 11, 2003 to December 31, 2003, and for Superior TeleCom for the period January 1, 2003 to November 10, 2003.

Chapter 11 Filing and Reorganization

On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were jointly administered (Case No. 03-10607). Superior TeleCom managed its properties and operated its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Superior TeleCom’s United Kingdom and Mexican operations were not included in the Chapter 11 filings.

Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of Superior TeleCom’s leverage, the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications sector caused by, among other things, substantial spending reductions by the regional Bell operating companies, sometimes referred to as RBOCs, and independent telephone operating companies, and reduced demand levels in the magnet wire sector.

At the time of the Chapter 11 bankruptcy filing, Superior TeleCom had approximately $892 million of senior secured debt outstanding under a then existing senior credit facility and approximately $230 million of principal and accrued and unpaid interest outstanding under then existing senior subordinated notes. On October 22, 2003, Superior TeleCom’s amended Joint Plan of Reorganization and disclosure statement, which was the product of extensive discussion with certain of the largest holders of Superior TeleCom’s senior secured debt and others, was confirmed by order of the Bankruptcy Court and became effective on November 10, 2003. We refer to the amended Joint Plan of Reorganization, as modified, as the “plan of reorganization” or the “plan.”

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

Organizational History

We were incorporated under Delaware law in 2003 to acquire, pursuant to Superior TeleCom’s plan of reorganization, and conduct the business formerly conducted by Superior TeleCom. Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc., or Alpine. In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine’s wholly owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., or DNE, was contributed to Superior TeleCom. Immediately thereafter, Superior TeleCom completed an initial public offering of its common stock, as a result of which Alpine’s common stock ownership position in Superior TeleCom was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine’s common stock interest in Superior TeleCom at December 31, 2002 and through November 10, 2003 was 48.9%. The plan of reorganization provided for the cancellation of all outstanding shares of common stock of Superior TeleCom, including those held by Alpine, and Alpine had no equity ownership in Superior Essex as of the effective date of the plan of reorganization.

Acquisitions and Dispositions

On October 21, 2005, we acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans Europe S.A.S. (“Essex Nexans”), a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We refer to this transaction as the Essex Nexans Transaction. We own 60% of the joint venture and Nexans has a 40% minority ownership. We believe the acquisition will enhance our ability to serve our global customer base, provide synergies with respect to our U.K. magnet wire business and increase our geographic diversification. In accordance with the Contribution and Formation Agreement (the “Agreement”) governing the transaction, the following transactions were consummated at or prior to the October 21, 2005 closing:

•       We contributed net cash of $17.7 million (€14.8 million) and the common stock of our U.K. magnet wire business for equity of Essex Nexans.

•       Essex Nexans entered into a $41.8 million ( €35.0 million) financing arrangement with a 3rd party financial institution, $23.9 million (€20.0 million) of which was drawn down at closing to partially fund the purchase of Nexans’ magnet wire and enamel business.

•       Essex Nexans purchased Nexans’ European magnet wire and enamel businesses for a net $41.6 million (€34.8 million) in cash, issuance of a $13.5 million (€11.3 million) subordinated note in favor of Nexans and a 40% equity interest in Essex Nexans.

The Agreement provides for the payment of additional contingent consideration to Nexans if Essex Nexans achieves certain specified levels of profitability in 2006. Additionally, the Agreement contains put and call provisions with respect to the 40% minority interest in Essex Nexans held by Nexans. See Note 6 to the accompanying consolidated financial statements.

On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans (the “Nexans Asset Acquisition”). Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans’ U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The assets acquired are used in our North American magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million.

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration of $83.1 million. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations.

On December 11, 2002, Superior TeleCom sold the following assets and securities to a subsidiary of Alpine: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities of Superior TeleCom’s electrical wire business; (2) all of the outstanding shares of capital stock of DNE, a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Cables Ltd., or Superior Israel, an Israel based wire and cable manufacturer. We refer to this transaction as the Electrical Sale. The sales price for the Electrical Sale was approximately $85 million in cash, plus the issuance to Superior TeleCom of a warrant to purchase 19.9% of the common stock of Essex Electric, an indirect subsidiary of Alpine formed to own and operate the electrical wire business. In addition, pursuant to a securityholders agreement, preemptive rights were granted to Superior TeleCom to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom’s ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. We subsequently invested a total of $1.7 million representing our pro rata share of additional equity offerings made by Essex Electric. In January 2006, Alpine purchased all of our interest in Essex Electric, including the outstanding warrant, for a total cash price of $8.5 million. Superior TeleCom retained a 3% equity interest in Superior Israel, which we acquired in accordance with the plan of reorganization.

Our Products and Markets

We divide our business operations into four business segments, based on the principal markets that we serve. The principal products, principal applications and customers of each of our business segments are summarized in the following table:

Business Segments	Principal Products	Principal Applications	Customers
Communications Cable	Copper OSP wire and cable	Outside plant applications including:	Regional Bell operating companies (RBOCs)
		• Voice and data transmission in the local loop;	Independent telephone companies
	Fiber optic OSP and composite cable	• Trunking and feeder applications in local exchange, CATV and metropolitan rings; and	Distributors CATV operators
	Copper and fiber optic premises wire and cable	• Local exchange distribution and service wire	OEMs
Premises product applications, including:
		• Homes, home offices and offices;	System integrators
• Central office switching;
• Local area networks (LANs) and wide area networks (WANs)
North American Magnet Wire and Distribution	Copper and aluminum magnet wire	Industrial motor applications	Global OEMs (industrial, power, automotive and appliance)
		Automotive applications	Small OEMs (power tool and small appliance)
Fabricated insulation products
European Magnet Wire and Distribution		Power transformers and generators	Motor repair shops
	Enamels	Appliances
		Electrical coils and controls	Distributors
Motor repair
Copper Rod	Continuous cast copper rod products	Basic raw material used in the copper wire and cable industry	Internal use Third party copper wire and cable producers OEMs

Communications Cable

The communications cable segment of our business develops, manufactures and markets the following communications wire and cable products to telephone companies, CATV companies, distributors and system integrators:

(1)          OSP products, including (i) copper wire and cable for voice and data transmission used in the distribution, or local loop portion, of the telecommunications infrastructure, principally by the local exchange carriers (“LECs”)—(which include the RBOCs and independent telephone companies); (ii) fiber optic cable products used principally for trunking and feeder applications in local exchange, CATV and metropolitan rings; and (iii) composite (or hybrid) cables, which consist of fiber optic/twisted pair and coaxial/twisted pair cables, for local loop, distribution and service wire applications; and

(2)          premises wire and cable products, including copper and fiber optic cables used within buildings to provide connectivity for telecommunications networks, LANs, WANs and switching structures to connect various electronic switching and testing components.

OSP Products

OSP product revenues were $573.4 million, $447.7 million and $285.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Increased OSP product revenues in 2005 and 2004 primarily reflect the impact of the Belden Asset Acquisition as well as increased copper prices. A declining trend in 2003 and 2002 revenues reflects the substantial infrastructure spending reductions initiated by the RBOCs and independent telephone operating companies commencing in the latter half of 2001 and continuing through 2004. In addition, four of the major telephone operating companies experienced negative access line growth in the local loop during this period as well as in 2005, which has contributed to reduced demand for OSP products. We believe demand for OSP products in our basic end markets increased modestly during 2005, which we believe is due in part to higher spending levels to repair damages incurred due to hurricanes. Additionally demand for fiber optic OSP cable increased in 2005 over 2004 due to increased deployment by certain RBOCs of fiber optic cable in their networks, after significant declines in 2003 and 2002.

The majority of our OSP product sales relate to copper OSP products. We are the largest manufacturer of copper OSP communications wire and cable in North America, based on sales. At the end of 2005 we believe we had an approximate 70% share of the total North American copper OSP market. Copper wire and cable are the most widely used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs. The local loop is the segment of the telecommunications network that connects the customer’s premises to the nearest telephone company switching center or central office.

Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitate replacement of existing utilities including telephone cable, and the level of general maintenance and repair spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business. Competitive alternatives to traditional telephone service, such as wireless and cable telephony, have had a negative impact on the demand for copper OSP wire and cable, and these threats are expected to increase. Additionally, the demand for copper OSP products is impacted by the extent to which the RBOCs and other telephone companies deploy fiber optic cable in their networks. Recently, certain RBOCs have begun to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. While we believe that ultimately the transition from copper toward fiber optic cable will be evolutionary, it is possible that the rate of fiber optic replacement will accelerate significantly, which could result in a significant decrease in the demand for our copper OSP cable.

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

Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth intensive telecommunications services, such as integrated voice and data, digital subscriber lines, or DSL, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, “Voice over Internet Protocol” or VoIP, and other specialized bandwidth intensive applications, all of which can now be provided over the copper based local loop network.

Our copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the “twisted pair,” a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Our copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

The fiber optic OSP cables we manufacture can be used in a variety of installations, such as aerial, buried and underground conduit, and can be configured with two to 1008 fibers. These cables are sold to our traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies and campus networks.

We are and Superior TeleCom historically was a key supplier of copper OSP wire and cable to the RBOCs and Sprint Corporation (“Sprint”). It is estimated that the RBOCs and Sprint comprise approximately 70% of the North American copper OSP market. The remaining North American market is comprised of more than 1,200 smaller independent telephone companies. For the years ended December 31, 2005, 2004 and 2003, a total of 67%, 63% and 65%, respectively, of Superior TeleCom’s and our OSP product net sales were to the RBOCs and Sprint. We sell to the RBOCs and major independent telephone companies through a direct sales force.

Our sales to the RBOCs and the independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have us supply a certain portion of the customer’s OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2005, we had multi-year arrangements with three of the four RBOCs and with Sprint, a portion of which arrangements expire in 2006.

Premises Products

Premises product revenues were $105.3 million, $82.7 million and $54.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have experienced increased demand for our copper and fiber premises products during 2005 and 2004 which we believe is due to growing investment in information technology, including new and upgraded computer systems and associated wiring. We believe the increase in our premises product sales also reflects an increase in our market share.

Premises wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communications and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premises wire and cable products is dependent upon new office building and retail construction, technological upgrades of existing office buildings networks, building remodeling and residential construction.

There are two primary applications for communications wiring systems within buildings: data applications and voice applications. The primary voice application consists of networking telephone stations. The primary data application is LANs, which generally require the wired interconnection of workstations and peripherals, such as printer and file servers, to form a network. Data applications constitute the majority of new wiring system investment.

Four major types of cables are currently deployed in premises applications: (i) LAN copper twisted pair (unshielded twisted pair, or UTP, and shielded twisted pair, or STP), (ii) LAN fiber optic cable, (iii) LAN coaxial cable and (iv) voice grade twisted copper pair.

Our current premises wire and cable product offerings include high performance data transmission cables (10 Gain, Category 6 and Category 5e) ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) environments. Our fiber optic premises cables contain from one to 144 fibers and are used principally for data network backbone applications.

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

Magnet Wire and Distribution

Our magnet wire and distribution business currently consists of two operating segments, the North American magnet wire and distribution segment (formerly magnet wire and distribution) and the European magnet wire and distribution segment which we refer to as Essex Nexans. As previously discussed Essex Nexans is our 60% owned joint venture formed in connection with our acquisition of Nexans’ European magnet wire and distribution business in October 2005. Essex Nexans also includes our U.K. magnet wire business which was previously reported within the magnet wire and distribution segment. All prior period segment information has been restated to reflect the current segment reporting structure.

Our magnet wire and distribution segments develop, manufacture and market magnet wire (also know as “winding wire”) and related products to OEMs. Magnet wire is enamel coated copper or aluminum wire that is wound into coils and used in electrical motors, controls, switches and other electronic devices. The principal end market applications include motors used in industrial, automotive and other applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications. We also distribute magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor/transformer repair facilities. Essex Nexans produces enamels used both for internal consumption and for sale to third parties. We market our products to global OEMs and through authorized distributors.

North American Magnet Wire and Distribution

The North American magnet wire and distribution segment currently operates five magnet wire manufacturing plants and two electrical insulation fabricating plants in the U.S. and one combined facility in Mexico. Our combined manufacturing facility in Torreon, Mexico is strategically located to service major OEM customers with Mexican manufacturing locations as well as to allow us to pursue new market opportunities in Mexico, Central America and South America. We also distribute insulation and other accessory products to customers in Mexico from this location.

In 2005 we announced plans to enter the Chinese magnet wire market through construction of a wholly owned “greenfield” facility. We have acquired the land use rights and necessary business licenses and have started construction of the facility near Shanghai in the New Suzhou district. We expect to commence operations by late 2006. We believe this facility will allow us to serve our major customers that have production facilities in China and enter the rapidly growing Chinese magnet wire market.

Magnet Wire—North American magnet wire sales were $574.5 million, $430.8 million and $320.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We are one of the leading suppliers of enameled copper and aluminum magnet wire in North America as measured by revenues and copper equivalent pounds sold. Our North American magnet wire business offers a comprehensive line of magnet wire products including over 2,000 types of magnet wire ranging in diameter from 4 gauge to 46 gauge.

The magnet wire market in North America stabilized in 2004 and 2005 after significant volume declines following the market peak in 2000. The decline was a result of the weak industrial sector as well as the relocation of production to low cost regions outside of North America. Offshore migration has continued to negatively affect North American demand but it has been largely offset by increases in magnet wire usage, particularly in energy efficient motors and lighting applications. The demand for emergency power and the severe weather experienced in the U.S. Gulf Coast region in 2004 and 2005 resulted in an increased demand for magnet wire attributable to the replacement and new production of transformers and generators.

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

Our magnet wire strategy is built upon the foundation of sales to major OEMs through quality products, strategic sales and marketing efforts, technical and customer service and long-term relationships. Our largest OEM customers include, among many others, A.O. Smith, Cooper Industries, Emerson, Howard Industries, Regal-Beloit, Tecumseh, Delphi and Visteon. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer’s total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the years ended December 31, 2005, 2004, and 2003, approximately 78%, 74% and 78%, respectively, of magnet wire volume shipped was pursuant to such supply arrangements. In 2005 two customers accounted for 13% and 12% of our total North American magnet wire sales. In 2004 one customer accounted for 15% of our total North American magnet wire sales.

Essex Brownell Distribution and Accessory Products—Within our North American magnet wire and distribution segment, we operate the largest national distribution channel for magnet wire and related products. Our Essex Brownell distribution operations provide a single source for motor/transformer repair businesses and OEMs to purchase all of their magnet wire, insulation and related accessory product needs.

We also manufacture various fabricated insulation products that are primarily marketed and distributed by Essex Brownell. The Essex Brownell distribution operations include a sales force that covers North America, supported by strategically located distribution centers and warehouse locations. In addition to internally produced magnet wire and insulation products, the Essex Brownell line includes products from more than 100 third party suppliers. We believe that we have a distinct competitive advantage as we are the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the apparatus repair and small OEM markets.

European Magnet Wire and Distribution (Essex Nexans)

Our European magnet wire and distribution segment consists of our Essex Nexasns joint venture, and for periods prior to the formation of the joint venture on October 21, 2005, our U.K. magnet wire and distribution business. Essex Nexans produces magnet wire in six production facilities in Germany, France, the UK and Portugal and produces enamels in one production facility in France. Essex Nexans is the largest magnet wire producer in Europe based on both revenues and volume of production. Essex Nexans also operates a distribution business in the U.K. that services smaller OEM customers with magnet wire and other related products. Enamels produced are used both for internal consumption in the production of magnet wire and for sale to third parties. We believe Essex Nexans has a European competitive advantage which stems from its broad and innovative product offering, its ability to produce its own magnet wire enamels, its low cost position, and its commitment to world-class logistics and customer support.

Essex Nexans revenues totaled $105.8 million in 2005 which includes the operations of the acquired Nexans European magnet wire and enamel business beginning October 21, 2005. Revenues for Essex Nexans for periods prior to October 21, 2005 consist of revenues attributable to our U.K. magnet wire business prior to the formation of Essex Nexans. On a pro forma basis assuming the formation of the joint venture and the acquisition of Nexans’ European magnet wire business had occurred on January 1, 2005, Essex Nexans revenues would have totaled $413 million for 2005.

Magnet Wire—The European magnet wire market is fragmented with more than 20 competitors that compete aggressively on price due in part to recent industry overcapacity. Demand has declined approximately 15% on a volume basis since its peak in 2000. Western Europe in particular has suffered from demand declines resulting from weakness in the European industrial sector and a migration of customer demand to lower cost markets, primarily Eastern Europe and Asia.

Essex Nexans has a full range of magnet wire products to meet a broad set of customer applications in the European market. These include standard round wire products ranging in size from 0.02 mm to 6.0 mm, along with specialty products such as rectangular enameled strips and self-bonding and self-lubricating wires. We work closely with our customers to continually develop new products as well as enhancements to existing products.

Essex Nexans serves all major European magnet wire end use customer segments, including automotive, pumps, appliances, multimedia, lighting, motors, and transformers. To these customers we seek to provide integrated customer service and dedicated sales contacts. We also offer what we believe to be industry leading service and logistics capabilities, including sales and operation planning, electronic data interchange, and inventory management.

Essex Nexans’ largest magnet wire customers include, among many others, Danfoss, Valeo, Grundfos, and Bosch. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer’s total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. During 2005 no customer accounted for more than 10% of sales for the European magnet wire and distribution segment.

Essex Nexans has entered into an agreement with Nexans regarding the supply of copper rod.  Under the terms of the agreement, Essex Nexans agrees annually to purchase a monthly volume of copper rod at fixed conversion costs, which are subject to annual adjustment, plus the cost of copper.  Under the agreement, Nexans is the exclusive supplier of copper rod in France and is the supplier for a substantial majority of Essex Nexans copper rod needs in Germany.  The agreement expires on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice.

The manufacturing process for magnet wire involves several steps beginning with breaking down copper rod and bare wire into smaller diameters through various process steps until the finished size and shape is achieved.  The initial break down of copper rod into intermediate sized wire for the Essex Nexans’ facilities in France and in one of its German facilities is provided through an agreement with Nexans for pre-drawn copper wire.  The pre-drawn wire is then drawn down to its final shape or size, and insulating enamel or other material is applied by Essex Nexans to create the finished product. Under the terms of the agreement with Nexans, Essex Nexans agrees to purchase substantially all of its pre-drawn copper wire requirements from Nexans at fixed conversion costs, which may be adjusted annually for certain Nexans cost increases, plus the cost of copper.  Under the agreement, Nexans is the exclusive supplier of pre-drawn wire in France and Germany and for 30% of Essex Nexans’ pre-drawn wire needs in Portugal.  The agreement expires on December 31, 2008 with automatic one year renewals unless cancelled by either party upon twelve months prior notice.

Distribution—In the U.K., we distribute magnet wire to smaller customers through our distribution business. The business consists of 4 distribution depots located throughout the U.K. and three sales offices. These customers generally require smaller quantities of wire than larger OEMs, delivered immediately or on next day service. The customer base consists of small OEMs manufacturing small motors and generators, site and distribution transformers and electro-mechanical devices, along with motor, generator and transformer repair shops, serving industrial, commercial and marine sectors of the market.

Enamels—Essex Nexans produces enamels in its Meyzieu, France production facility and is one of the leading magnet wire enamel producers in Europe. The facility includes a computerized production system which we believe allows it to meet the most stringent quality and consistency requirements. Essex Nexans markets its magnet wire enamel products world-wide through a sales network located close to magnet wire manufacturers.

Copper Rod

Through our copper rod business segment, which generated $294.8 million, $282.8 million and $171.7 million of net sales for the years ended December 31, 2005, 2004 and 2003, respectively, we manufacture continuous-cast copper rod, which is the basic raw material used in the copper wire and cable industry. We operate three North American copper rod continuous casting units to convert copper cathode into copper rod. The units are located near certain of our major North American magnet wire manufacturing plants. Copper rod segment sales consist primarily of external sales of processed copper rod that is not used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions. Approximately one-half of our copper rod production is used for internal consumption. We sell the remaining copper rod to third parties for various wire and cable applications and to meet a full range of customer needs. We source our remaining internal need for copper rod from third party producers.

In connection with the previously discussed Electrical Sale, Superior TeleCom entered into an agreement with Essex Electric whereby, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric’s estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in this agreement was based on the COMEX price plus an additional amount to reflect conversion to copper rod. On November 7, 2003, this agreement was replaced by a new agreement between Superior Essex and

Essex Electric. The new agreement provided for the supply by us to Essex Electric of copper rod, on similar pricing terms, through December 31, 2004. We continued to sell copper rod to Essex Electric in 2005 under an annual supply agreement. Sales of copper rod to Essex Electric for the years ended December 31, 2005, 2004 and 2003 were $90.0 million, $87.1 million and $104.8 million, respectively, and accounted for 31%, 31% and 61%, respectively, of our copper rod segment sales. Other copper rod customers include OEMs and major wire and cable manufacturers and fabricators. Sales to these customers are generally under annual supply arrangements which establish the terms and conditions under which the customer may purchase copper rod during the term of the arrangement. Customers are not typically required to purchase any minimum quantities of product under these arrangements. In addition to Essex Electric, one customer accounted for 45% and three customers accounted for 15% of total copper rod sales for the year ended December 31, 2005. In 2004 one customer (in addition to Essex Electric) accounted for 36% and three customers accounted for 24% of total copper rod sales for the year. Two customers (in addition to Essex Electric) accounted for approximately 13% each of the copper rod operations’ sales for the year ended December 31, 2003 and a total of four customers (excluding Essex Electric) accounted for approximately 34% of sales for this period. In 2006, Essex Electric was acquired by another copper rod producer and is no longer purchasing copper rod from us. Additionally, in the fourth quarter of 2005 the copper rod segment’s largest customer filed for bankruptcy. This customer continues to purchase copper rod from us under the terms of a new arrangement.

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

Raw Materials and Manufacturing

The principal raw materials we use in the manufacture of magnet wire are copper and various chemical compounds used in the production of enamels. The principal raw materials used in the manufacture of our communications cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride (“PVC”). Copper rod is the most significant raw material used in our manufacturing process. Due to the importance of copper to our business, we maintain a centralized metals operation that manages North American copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

As discussed above, we operate three North American copper rod continuous casting units strategically located in proximity to certain of our North American magnet wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in our manufacturing operations or sold to third parties.

In North America we purchase copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, such copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and are normally based on the COMEX price plus a premium to cover transportation costs, payment terms and producers’ profit. In the case of copper rod, there is an additional charge to reflect cathode conversion. Essex Nexans has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of drawn copper wire.

Historically, we have had adequate supplies of copper available from producers and merchants, both foreign and domestic. During the last quarter of 2003 and continuing into 2005, Asian economies have been consuming an increasing amount of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses. In North America these macro-economic factors have been exacerbated by the labor issues and bankruptcy of Asarco, a major U.S. copper producer, during the third quarter of 2005 as well as disruptions in supply at one other North American copper producer. The resulting disruption in copper supply in the U.S. has contributed to extremely high and volatile prices and shortages of supplies of copper. We have historically purchased the majority of our copper requirements from producers and have accessed COMEX warehouse supplies on only a limited basis. Historically Nexans has been able to obtain adequate supplies of copper to meet their production needs. Although neither we or Nexans have experienced any shortages during the current or recent years that have had a material impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper cathode and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our margins..

Copper is a commodity and is therefore subject to price volatility. Fluctuations in the cost of copper have historically not had a material impact on profitability due to the ability in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of inventory shipped. Copper pricing under our major telephone company contracts in our communications cable segment is generally based on the average copper price for the preceding quarter. To minimize the risk of fluctuations in the price of copper with respect to these contracts, we forward price copper purchases with our suppliers based on forecasted demand. In our North American magnet wire business customers frequently fix the copper cost component of future deliveries. We utilize COMEX fixed price futures contracts to minimize our commodity price risk on these contracts. Certain of Essex Nexans’ customers purchase magnet wire for future delivery with the copper cost component priced at the average copper price for the month preceding delivery. We manage the commodity risk associated with these deliveries through the use of LME fixed price futures contracts or forward price copper purchases from our copper suppliers. We do not hold or issue futures contracts for trading purposes.

In addition to copper rod, we are also vertically integrated in the production of magnet wire enamels in both North American and Europe. We believe one of our primary cost and quality advantages in the magnet wire business is the ability to produce most of our enamel and copper rod requirements internally.

Other raw materials that we use in the manufacture of our communications cable products include aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and PVC. Additionally, natural gas is a key energy source used in the manufacture of magnet wire. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on natural gas supply and on raw material producers located in the region and those which rely on oil and gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant price inceases. The markets for these key raw materials as well as certain chemicals used in producing enamels are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

Seasonality

We have historically experienced seasonal fluctuations in our revenues, operating income and net income. Our sales volumes are generally lower in our fourth and first fiscal quarters due primarily to cold weather related reduction in demand in our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segments. Additionally, sales volumes in Europe are generally lower in the third quarter reflecting the summer holiday period.

Export Sales

Export sales from the U.S. during the years ended December 31, 2005, 2004 and 2003 were $209.2 million, $146.8 million and $86.1 million, respectively. Our primary markets for export sales are Latin America and Canada.

Backlog and Returns

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

Many of our products are made to industry specifications and, therefore, may be interchangeable with competitors’ products. We are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specialty needs. We believe we enjoy strong customer relations resulting from our long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources.

Research and Development

We operate research and development facilities in Kennesaw, Georgia and Fort Wayne, Indiana. The Kennesaw facility’s efforts primarily address the needs of the communications cable segment’s premises product lines and product cost-reduction activities. At the Fort Wayne facility, our metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process. Essex Nexans conducts research and development activities at its Chauny and Meyzieu facilities primarily related to the development and processing of enamels. Aggregate research and development expenses during the years ended December 31, 2005, 2004 and 2003 amounted to $4.6 million, $3.9 million and $3.9 million, respectively.

Although we hold certain trademarks, licenses and patents, none is considered to be material to our business.

Employees

As of December 31, 2005, we employed approximately 4,100 employees which includes employees of Essex Nexans. Approximately 660 of our U.S. employees are represented by unions, all of which work in our North American magnet wire and distribution segments. Collective bargaining agreements expire at various times in 2006 and 2007. We consider relations with our employees to be satisfactory.

Environmental Matters

Our manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. We do not believe that compliance with environmental laws and regulations will have a material effect on the level of our capital expenditures or our business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, these laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on our operations, business, financial condition, liquidity or results of operations. No material expenditures relating to environmental matters were made in 2005, 2004 or 2003. We do not believe that compliance with environmental laws and regulations will have a material effect on our capital expenditures, net income or competitive position. We estimate our capital expenditures related to environmental regulation and compliance will be approximately $1.5 million for 2006.

Other

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.shareholder.com/superior/edgar.cfm, as soon as reasonably practicable after they are filed electronically with the SEC. You may also request a copy of these filings, without charge, by writing Ms. Peggy Tharp, Director of Investor Relations, at Superior Essex Inc., 150 Interstate North Parkway, Atlanta, GA, 30339.

Item 1A.                Risk Factors

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

Many of our customers use our products as components in their own products, systems or networks or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on new construction, maintaining or reconfiguring their communications network, information technology, automobiles and automotive components, industrial manufacturing assets and power transmission and distribution infrastructures. If the U.S., European or other economies were to weaken, as occurred in the period from 2000 to 2003, many companies could significantly reduce their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures could slow considerably. This could cause our net sales and financial results to decline significantly and we may not be able to service our debt.

The increased use of fiber optic cable in the “local loop” may reduce the market for copper OSP products.

Through our communications cable segment, we are the largest supplier, based on sales, of copper OSP cables used by the RBOCs and other telephone companies in the “local loop” portion of the telecommunications infrastructure. Copper OSP is the communications cable segment’s largest product group. However, fiber optic cable, which provides improved bandwidth and transmission speeds as compared to copper cable, has been increasingly deployed in the local exchange network over the past several years. Recently, certain RBOCs have begun to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. While we believe that ultimately the transition from copper toward fiber optic cable will be evolutionary, it is possible that the rate of fiber optic replacement will accelerate significantly, which could significantly decrease the demand for our copper OSP cable. This decrease could result in a significant decline in sales of copper OSP cable, our net income and liquidity.

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

Our largest customer segments for the communications cable segment are the RBOCs and major independent telephone operating or holding companies. Approximately 68% of the 2005 sales of the communications cable segment are attributable to these customers. Beginning in the second half of 2001 and continuing through 2005, the RBOCs and the independent telephone companies substantially reduced their capital expenditure levels as compared to periods prior to 2001, including substantial reductions in purchases of the communications cable products that we supply. The telephone companies are experiencing extreme competitive pressures from CATV companies and other alternative providers of local exchange service, resulting in a loss of access lines and subscribers. These market conditions could result in further reductions in the demand for our communications cable products. Further reductions in demand could lead to a substantial decrease in our revenues, net income and liquidity.

Declines in access lines, including a decline in the new start housing market, could adversely affect our business.

A decrease in access lines to homes and businesses could have a negative impact on our business. Competitive alternatives, such as wireless and cable telephony, digital subscriber lines or “DSL”, VoIP services, and cable modems have had a negative impact on the demand for additional access lines. Furthermore, the demand for access lines is impacted by new housing starts. Any negative access line growth resulting from these factors could result in reductions in the demand for our communications cable products.

Migration of magnet wire demand to China may adversely affect our business.

Our business may suffer due to the migration of magnet wire demand to China. Our magnet wire and distribution segments’ principal product is magnet wire, which is used primarily in motors for industrial, automotive, appliance and other applications. We currently service the North American and European markets, with limited sales elsewhere. Several of our major magnet wire customers have shifted, or have plans to shift, certain levels of product manufacturing to China. While we are currently constructing a wholly owned “greenfield” manufacturing facility in China, there can be no assurance that we will be successful in completing the production facilities in China in sufficient time to enable us to effectively take advantage of this market, or that we will be able to successfully compete in China and/or offset any loss of business that may result from declining demand for our products in North America and Europe from this shift of customer requirements to China.

Fluctuations in the supply or pricing of copper and other principal raw materials could harm our business.

Copper is the primary raw material that we use to manufacture our products. There are a limited number of copper suppliers. If we are unable to maintain good relations with our copper suppliers or if there are any business interruptions at our copper suppliers, we may not have access to a sufficient supply of copper. If we were to suffer the loss of one or more important suppliers of copper, we may not be able to meet customer demand, which could result in the loss of customers and revenues.

In addition, copper is a commodity and is therefore subject to price volatility. We may not be able to adjust product pricing to properly match the price of copper billed with the copper cost component of the inventory shipped. Increases in the cost of copper could reduce demand for our products. Copper pricing under our major telephone company contracts is generally based on the average copper price for the preceding quarter. To minimize the risk of fluctuations in the price of copper, we forward price copper purchases with our suppliers based on forecasted demand. To the extent forecasted demand differs significantly from actual demand, changes in the price of copper may have a negative impact on our operating profit.

Beginning in the fourth quarter of 2003 and continuing through 2005, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.68 per pound for 2005. Additionally, the daily spot price for copper has fluctuated from a low of $1.39 per pound to a high of $2.28 per pound during 2005. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. While we did not experience a material negative impact from this situation in 2005, our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs. There can be no assurance that continued volatility in copper prices will not impact our future profitability.

In addition, significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital requirements. As a result of the increase in copper prices, we have experienced an estimated increase in 2005 in our working capital financing requirements of approximately $30 to $35 million. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources” below.

Other raw materials we use in the manufacture of our communications cable products are aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Additionally, natural gas is a key energy source used in the manufacture of magnet wire. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on natural gas supply and on raw material producers located in the region and those which rely on oil and gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant surcharges for energy and other costs. The markets for these key raw materials as well as certain chemicals used in producing enamels are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

Our inability to compete with other manufacturers in the wire and cable industry could harm our business.

The market for wire and cable products is highly competitive. Each of our businesses competes with at least one major competitor. Many of our products are made to industry specifications and, therefore, may be interchangeable with competitors’ products. We are subject to competition on the basis of price, delivery time, customer service and our ability to meet specialty needs. Some of our competitors are significantly larger and have greater resources, financial and otherwise, than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could result in a significant decrease in sales of our products and our net income and liquidity.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

Our outstanding debt as of December 31, 2005 was $313.8 million. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our indebtedness could have important consequences to holders of our common stock. For example, it could:

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures, research and development efforts and other general corporate purposes;

•       increase the amount of interest expense that we have to pay, because we increase the principal amount or because some of our borrowings (approximately $34.1 million as of December 31, 2005) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

Funding for the defined benefit pension plans we sponsor is based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. On December 1, 2003, we announced that benefit accruals under our defined benefit pension plans for salaried employees and for eligible employees who are not included in a unit of employees covered by a collective bargaining agreement would be frozen as of January 22, 2004. Due to declining returns in the investment portfolio of our U.S. defined benefit pension plans in recent years, our U.S. defined benefit plans were under funded as of December 31, 2005 by approximately $37.9 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87. Our required cash contributions for 2006 are expected to be approximately $8.7 million. In the event that actual results differ negatively from the actuarial assumptions, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

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

Approximately 21% of our U.S. employees are represented by various labor unions, all of which work in our North American magnet wire and distribution segment. Labor agreements covering approximately 10% of our U.S. employees expire during 2006. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could adversely affect our ability to deliver certain products and our financial results.

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

We may not be able to realize the benefits of the Essex Nexans Transaction

If we are not able to effectively integrate the operations and personnel of our U.K magnet wire business and the acquired Nexans European magnet wire business in a timely and efficient manner we may not realize the synergies expected from the transaction. In particular, if the integration is not successful, we may not realize the anticipated cost savings or other benefits of combining our U.K. magnet wire business with the Nexans European magnet wire business. In addition, to realize all the benefits of the transaction, we must manage the resulting larger European operations while continuing to manage our business in the United States. We cannot assure you that combining our U.K. magnet wire business and the Nexans European magnet wire business, even if achieved in an efficient and timely manner, will result in combined results of operations and financial condition superior to those that we could have achieved without the transaction. The diversion of management’s attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations.

The designation of Essex Nexans as an unrestricted subsidiary under our 9% Note indenture may have an adverse impact on our operations.

In order to assure continued compliance with the indenture governing the 9% Notes, we have designated Essex Nexans as an “unrestricted subsidiary.” As a result, we and Essex Nexans operate as separate business entities, which can have a number of implications, including the following:

•       We cannot fully integrate the operations of Essex Nexans with that of Superior Essex Inc. and our other subsidiaries and as a result, the costs of operating Essex Nexans may be higher and the expected operational synergies may not occur.

•       If Essex Nexans were to require additional capital, we could contribute capital only if we could meet the tests for restricted payments or permitted investments under our indenture and our senior secured revolving credit facility. Thus, Essex Nexans is reliant on its own sources of working capital to fund its operations.

•       In the event contributions are needed to fund losses at Essex Nexans, payments we make could deplete our restricted payments and permitted investment capacity under our indenture and senior secured revolving credit facility, preventing those sources from being available for other uses.

•       Essex Nexans is under no obligation to make distributions to us.

•       Despite the separation of the operations, if Essex Nexans is not successful, it could have a material adverse affect on the perception of Superior Essex Inc. and our North American magnet wire business and its prospects in the eyes of customers, employees, suppliers, creditors and vendors.

Essex Nexans’ dependence on its continuing relationship with Nexans may expose Essex Nexans to additional risks to its operations.

Essex Nexans has a number of continuing relationships with Nexans, including exclusive arrangements for the purchase of Essex Nexans’ pre-drawn wire needs through 2008, exclusive arrangements for the purchase of copper rod in France and a significant majority of its copper rod needs in Germany through 2008, leases of manufacturing facilities in shared locations with Nexans at Chauny and Bramsche and research and development services. If Nexans does not provide these good and services, Essex Nexans may be required to obtain these goods and services from other sources or internally develop the capability to provide these goods and services. We may be unable to obtain or provide such goods and services at the same or similar costs and terms as those provided by Nexans, and the Essex Nexans business and financial condition could be adversely affected.

In addition, the factoring agreement provides that the financing party can terminate the arrangement if Nexans’ equity interest in Essex Nexans falls below established thresholds. If the factoring agreement were terminated, we may be unable to gain access to additional financing on favorable terms and the Essex Nexans business and financial condition could be adversely affected.

Consent of Nexans may be required for certain actions we believe are necessary or desirable for the Company and/or Essex Nexans, including transactions with the Company which represent a conflict transaction under French law, an increase or reduction in capital of Essex Nexans, certain sales or dispositions of Essex Nexans production assets to the Company, a merger of Essex Nexans or joint ventures or strategic alliances in which Essex Nexans is not the controlling entity. If consent is withheld, we may be unable to pursue strategies we believe to be in the best interests of Essex Nexans and Superior Essex.

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

Our common stock is listed on the Nasdaq National Market under the trading symbol SPSX. The market price of our common stock will be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, conditions in the economy in general or in the wire and cable industry in particular and other factors beyond our control. No assurance can be given as to the market price for our common stock.

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

Some provisions of our certificate of incorporation and bylaws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of preferred stock and regulating the nomination of directors, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Item 1B.               Unresolved Staff Comments

None

Item 2. Properties

We conduct our principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications Cable
OSP/Premises	Brownwood, Texas	415,000	Leased (expires 2018)
	Chester, South Carolina	223,000	Owned
	Hoisington, Kansas	276,000	Owned
	Tarboro, North Carolina	276,000	Owned
Magnet Wire and Distribution:
North America:
Magnet Wire	Fort Wayne, Indiana	181,000	Owned
	Franklin, Indiana(a)	35,000	Owned
	Franklin, Tennessee	289,000	Leased (expires 2008)
	Kendallville, Indiana	88,000	Owned
	Torreon, Mexico	317,000	Owned
	Vincennes, Indiana	242,000	Owned
Fabricated Insulation	Clifton Park, New York	22,000	Leased (expires 2008)
	Willowbrook, Illinois	60,000	Leased (expires 2016)
Europe:
Magnet Wire	Chauny, France(b)	342,000	Leased (expires 2009)
	Macon, France	458,000	Owned
	Arolsen, Germany	211,000	Owned
	Bramsche, Germany	199,000	Owned
	Viana de Castelo, Portugal	375,000	Owned
	Huyton Quarry, U.K.	318,000	Owned
Enamels	Meyzieu, France	307,000	Owned
Copper Rod	Columbia City, Indiana	75,000	Owned
	Vincennes, Indiana	25,000	Owned

(a)           The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture with the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

(b)          The Chauny, France facility is owned by Nexans and leased to Essex Nexans. We have an option to purchase the property at the conclusion of the lease for a price of approximately $1.2 million.

In addition to the facilities described in the table above, we currently lease over 25 warehousing and distribution facilities throughout the United States, Canada, France and the United Kingdom to facilitate the sale and distribution of our products.

We believe that our facilities are generally suitable and adequate for the business being conducted and to service the requirements of our customers.

Item 3. Legal Proceedings

We are involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a liability when management believes it is both probable that a liability has been incurred and we can reasonably estimate the amount of loss.  We believe we have adequate provisions for any such matters.  We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlement, rulings, advice of legal counsel and other information and events pertaining to a particular matter.  Litigation is inherently unpredictable.  However, we believe we have valid defenses with respect to all legal matters against the Company and its subsidiaries and we do not believe any such matters, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

On January 18, 2002, United Technologies Corporation, or United Technologies, brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies' third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer's motion for summary judgment against United Technologies and Essex International's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International's time to respond, on March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware. The United Technologies proceedings were stayed by the filing of Superior TeleCom's bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom's bankruptcy. We believe that these claims have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, on our business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

Our operations are subject to environmental laws and regulations in each of the jurisdictions in which we own or operate facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of our facilities is the result of historic activities, including certain activities attributable to Superior TeleCom's (or one of its subsidiaries) and our operations and those occurring prior to the use of a facility by Superior TeleCom or us. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom (or one of its subsidiaries) has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party ("PRP"), or the equivalent. We believe all such matters related to previously owned facilities, off-site disposal locations or fines existing at the time of filing have been addressed in the bankruptcy claims resolution process.

The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts with respect to environmental matters that we believe were adequate at December 31, 2005.  These accruals are not material to our operations or financial position and we do not currently anticipate material capital expenditures for environmental control facilities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the Nasdaq National Market under the trading symbol “SPSX.” Our common stock was traded on the Pink Sheets beginning on November 3, 2003 under the trading symbol “SESX.PK” and on the OTC Bulletin Board from February 25, 2004 until November 8, 2004 under the trading symbol “SESX.OB”. The high and low bid prices for our common stock for the first, second, third and fourth quarters of 2005 and 2004 are set forth below:

	Price per share
	High	Low
2005:
First Quarter	$19.30	$16.57
Second Quarter	18.49	15.07
Third Quarter	20.85	17.25
Fourth Quarter	20.45	16.25
2004
First Quarter	15.90	12.80
Second Quarter	14.77	12.20
Third Quarter	14.66	13.25
Fourth Quarter	19.58	14.60

Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

On March 7, 2006, there were 17,230,838 shares of our common stock issued and outstanding and there were approximately 141 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

Dividend policy

We have paid no cash dividends on our common stock. We do not currently intend to declare cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit facility and the 9% senior notes indenture contain limitations on our ability to pay cash dividends on our common stock.

Purchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005	—	—	—	—
November 2005(a)	26,638	$17.05	—	—
December 2005	—	—	—	—

(a)           Represents shares withheld from our Chief Executive Officer and Executive Vice Presidents to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards.

Item 6. Selected Financial Data

Set forth below are selected financial data of Superior Essex and Superior TeleCom. As a result of the plan of reorganization, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. This information should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s discussion and analysis of financial condition and results of operations” below. The selected historical consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 and the period November 11, 2003 to December 31, 2003 are derived from the audited consolidated financial statements of Superior Essex. The selected historical consolidated financial data for the period January 1, 2003 to November 10, 2003, and as of the end of, and for the years ended, December 31, 2002 and 2001 are derived from the audited consolidated financial statements of Superior TeleCom.

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

	Superior Essex Inc.			Superior TeleCom Inc.
	Years Ended December 31,		Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Years Ended December 31,
	2005(a)(b)	2004(b)	2003(b)	2003	2002(c)	2001(d)
				(in thousands)
Statement of Operations Data
Net sales	$1,794,966	$1,424,641	$126,409	$861,629	$1,439,958	$1,747,302
Cost of goods sold	1,621,484	1,286,050	116,354	764,311	1,268,695	1,471,409
Gross profit	173,482	138,591	10,055	97,318	171,263	275,893
Selling, general and administrative expenses	(109,693)	(92,864)	(10,284)	(71,969)	(143,950)	(156,017)
Restructuring and other charges	(1,121)	(2,030)	(1,184)	(5,555)	(37,757)	(5,358)
Amortization of goodwill	—	—	—	—	—	(21,057)
Loss on asset sale and impairments	(2,306)	—	—	(3,083)	(502,578)	—
Gain on sale of product line	10,355	—	—	—	—	—
Operating income (loss)	70,717	43,697	(1,413)	16,711	(513,022)	93,461
Interest expense	(28,718)	(26,334)	(2,650)	(26,659)	(114,323)	(115,048)
Other income (expense), net	(449)	69	349	(785)	(2,916)	(3,324)
Reorganization items	—	—	—	890,729	—	—
Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	41,550	17,432	(3,714)	879,996	(630,261)	(24,911)
Income tax benefit (expense)	(10,079)	(6,944)	1,271	2,759	106,665	5,340
Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change	31,471	10,488	(2,443)	882,755	(523,596)	(19,571)
Distributions on preferred securities of Superior Trust I	—	—	—	(5,050)	(16,654)	(15,362)
Minority interest in losses of subsidiaries	441	—	—	—	3,462	2,430
Income (loss) before cumulative effect of accounting change	31,912	10,488	(2,443)	877,705	(536,788)	(32,503)
Cumulative effect of accounting change(e)	—	—	—	—	(424,503)	—
Net income (loss)	$31,912	$10,488	$(2,443)	$877,705	$(961,291)	$(32,503)

	Superior Essex Inc.			Superior TeleCom Inc.
	Years Ended December 31,		Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Years Ended December 31,
	2005	2004	2003	2003	2002	2001
Net income (loss) per share of common stock:
Basic:
Income (loss) before cumulative effect of accounting change	$1.92	$0.63	$(0.15)	$40.25	$(25.22)	$(1.58)
Cumulative effect of accounting change(e)	—	—	—	—	(19.94)	—
Net income (loss) per basic share of common stock	$1.92	$0.63	$(0.15)	$40.25	$(45.16)	$(1.58)
Diluted:
Income (loss) before cumulative effect of accounting change	$1.88	$0.63	$(0.15)	$34.43	$(25.22)	$(1.58)
Cumulative effect of accounting change(e)	—	—	—	—	(19.94)	—
Net income (loss) per diluted share of common stock	$1.88	$0.63	$(0.15)	$34.43	$(45.16)	$(1.58)
Other Data:
Cash dividends per share	—	—	—	—	—	—
Average daily COMEX price per pound of copper	$1.68	$1.29	$0.96	$0.79	$0.72	$0.73

	Superior Essex Inc.			Superior TeleCom Inc.
	December 31,			December 31,
	2005(a)(b)	2004(b)	2003(b)	2002	2001
Balance Sheet Data(b):
Current assets	$541,539	$349,983	$254,602	$261,178	$520,741
Current liabilities(f)	270,975	154,446	136,820	1,272,840	433,092
Total assets	828,192	630,971	486,925	570,605	1,875,939
Total long term debt(f)(g)	279,725	262,444	157,000	—	1,233,007
Mandatorily redeemable preferred stock(h)	—	—	—	137,270	136,040
Total long term debt, including mandatorily redeemable preferred stock	279,725	262,444	157,000	137,270	1,369,047
Total stockholders’ equity (deficit)	205,653	174,198	163,892	(884,024)	76,740

(a)           On October 21, 2005, we acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans , a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership.

(b)           As of November 10, 2003, the effective date of the plan of reorganization, we began operating our business under a new holding company and capital structure and we adopted fresh-start reporting for our financial statements. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom is not comparable to our financial information for periods after November 10, 2003.

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

(g)           Total debt as of December 31, 2001 includes debt of Superior TeleCom’s then 50.2% owned Israeli subsidiary, Superior Israel, of $143.9 million.

(h)          Mandatorily redeemable preferred stock totaling $5 million at December 31, 2005, 2004 and 2003 has been classified as long-term debt in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Superior Essex, a Delaware holding company, and its operating subsidiaries were formed to acquire and conduct the business formerly conducted by Superior TeleCom.

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment (formerly magnet wire and distribution; (iii) our European magnet wire and distribution segment and (iv) our copper rod segment. Our communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. Our North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. Our North American Magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor repair facilities. Our European magnet wire and distribution segment consists of the operations of the joint venture formed in 2005 in connection with the acquisition of Nexans’ European magnet wire business as discussed below. Our European magnet wire and distribution segment manufactures and markets magnet wire for use in motors, transformers and electrical coils and controls primarily in Europe as well as enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. Prior to the formation of Essex Nexans our U.K. magnet wire operations were included in the North American magnet wire and distribution segment. Our former U.K. magnet wire operations are currently reported within the European magnet wire and distribution segment and, accordingly, all prior period segment information has been restated to reflect the current segment reporting structure. Our copper rod segment includes sales of copper rod produced by our North American continuous casting units to external customers. Our copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold.

Industry segment financial data (including sales and operating income by industry segment) for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 are included in Note 19 to the accompanying audited consolidated financial statements.

Chapter 11 Filing and Reorganization

On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were jointly administered (Case No. 03-10607). Superior

TeleCom managed its properties and operated its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Superior TeleCom’s United Kingdom and Mexican operations were not included in the Chapter 11 filings.

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

As part of Superior TeleCom’s Chapter 11 proceedings, it filed its original Joint Plan of Reorganization and related disclosure statement on July 30, 2003. On August 28, 2003, Superior TeleCom filed an amended Joint Plan of Reorganization and disclosure statement. As further modified, the amended plan, which was the product of extensive discussion with certain of the largest holders of Superior TeleCom’s senior secured debt and others, was confirmed by order of the Bankruptcy Court on October 22, 2003 and became effective on November 10, 2003.

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

The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

•       the distribution to Superior TeleCom’s senior secured debt holders or their transferees of (1) 16,500,000 shares of our common stock, representing 100% of our initial outstanding common stock, (2) 5,000,000 shares of series A non-convertible preferred stock of Superior Essex Holding, and (3) $145 million principal amount of 9 1/2% senior secured second lien notes jointly issued by Superior Essex Communications and Essex Group, having a five-year term,

•       the distribution to holders of Superior TeleCom’s senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of our common stock at a price of $25.00 per share;

•       the payment of $3,000,000 in cash to holders of general unsecured claims against Superior TeleCom;

•       the consummation of a new $120 million senior secured revolving credit facility to (1) fund repayment of Superior TeleCom’s debtor-in-possession, or DIP credit facility and certain expenses relating to the plan of reorganization, (2) provide for working capital needs, (3) fund debt service on the senior notes of Superior Essex Communications and Essex Group and Superior Essex Holding’s series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of our business;

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

•       the cancellation of all equity and debt interests held in Superior TeleCom by Alpine, Superior TeleCom’s former principal stockholder;

•       the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of such common stock;

•       the ability to issue stock options and/or restricted stock for up to 1.8 million shares of our common stock under Superior Essex’s 2003 Stock Incentive Plan, with the allocation of awards to be effected by our board of directors following the effective date of the plan of reorganization; and

•       the implementation of equity awards to our independent directors as part of Superior Essex’s Stock Incentive Plan.

Fresh-Start Reporting

Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under fresh- start reporting, the reorganization value was allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Our reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value.

As a result of the reorganization and our implementation of fresh-start reporting, our consolidated financial statements for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom for periods prior to the effective date of the plan of reorganization.

Operating Environment

The principal raw materials we use in the manufacture of our wire and cable products are copper, aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride and various chemicals and chemical compounds used in the production of enamels. The availability and cost of raw material and other inputs required for the manufacture of wire and cable products present significant challenges in the current environment.

Foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses and sold through merchants. These macro-economic factors have been exacerbated by the labor issues and bankruptcy of Asarco, a major U.S. copper producer, during the third quarter of 2005 as well as disruptions in supply at one other North American copper producer. The resulting disruption in copper supply in the U.S. has contributed to extremely high and volatile prices and shortages of supply of copper. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our margins.

The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on natural gas supply and on raw material producers located in the region or those which rely on oil and gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant price increases. In addition, the increased cost of oil and natural gas has resulted in increased production and freight costs and shortages in the availability of shipping resources.

To date, we have not experienced raw material supply shortages which have significantly impacted our service levels, and we do not currently anticipate any significant impact on our service levels. However, as suppliers continue to struggle with the aftermath of the Gulf Coast storms and other factors discussed above, no assurance can be given that we will be able to procure adequate supplies of raw materials, including alternative supplies, to meet our future needs. Furthermore, significantly higher prices for natural gas, raw materials and freight did and may continue to have a negative impact on our margins.

Acquisitions and Dispositions

Essex Nexans

On October 21, 2005, we acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans, a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership. We believe the acquisition will enhance our ability to serve our global customer base, provide synergies with respect to our U.K. magnet wire business and increase our geographic diversification. The acquired operations are included in our results of operation from the date of acquisition. See Note 6 to the accompanying consolidated financial statements.

US Seal Disposition

On March 4, 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting the business conducted by us under the US Seal trade name for a net total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million in 2004. In connection with the sale, we also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. We believe the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line and accordingly, the disposition is not reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets and EITF Issue No. 03-13. The US Seal product line is included in the North American magnet wire and distribution segment.

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration of $83.1 million including a contingent payment of $10 million which was made in March 2005. Superior Essex Communications  uses the equipment acquired from Belden in its communications wire and cable business. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations.

Nexans Asset Acquisition

On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans (the “Nexans Asset Acquisition”). Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans’ U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. We use the assets acquired in our North American magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million.

Impact of Copper Price Fluctuations on Operating Results

Copper is the principal raw material used in our wire and cable product manufacturing. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, the cost of copper has not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of our inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods’ copper indices. Beginning in the fourth quarter of 2003 and continuing through 2005, copper prices have escalated rapidly, increasing from an average of $0.88 per pound for the month of October 2003 to an average of $1.29 per pound for 2004 and $1.68 per pound for 2005. Additionally, the daily spot price for copper has fluctuated from a low of $1.06 per pound to a high of $1.54 per pound during 2004 and from a low of $1.39 per pound to a high of $2.28 per pound in 2005. The rapid increase in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. Our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs. Increases in copper prices can also impact our working capital. See “Liquidity and Capital Resources” below.

In discussing our results of operations below, we present supplemental sales information adjusted to a constant $2.00/lb COMEX cost of copper which is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or a non-GAAP financial measure. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper is a useful measure to aid in analyzing period-to-period sales revenues, particularly in periods of changing copper prices. Sales adjusted for a constant cost of copper as used by us may not be comparable to similarly titled measures of other companies.

Results of Operations

The following discussions provide a comparison of our results of operations for the year ended December 31, 2005 and  2004 and the results of our operations and those of our predecessor, Superior TeleCom, on a combined basis for the year ended December 31, 2003. The discussions with respect to the year ended December 31, 2003 are provided for comparative purposes only, but the value of such comparisons may be limited. The combined results of operations for the year ended December 31, 2003 include our results of operations for the period November 11, 2003 to December 31, 2003 combined with the results of operations of Superior TeleCom for the period January 1, 2003 to November 10, 2003. The combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the transactions provided for in the plan of reorganization or the application of fresh-start reporting. As a result of the reorganization and adoption of fresh-start reporting, our results of operations after November 10, 2003 are not comparable to the results of operations of Superior TeleCom for periods prior to November 10, 2003. The information in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing in Item 8, Financial Statements and Supplementary Data.

	Superior Essex Inc.		Combined	Superior Essex Inc.	Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Net sales:
Communications	$678,669	$530,370	$340,210	$41,552	$298,658
North American magnet wire and distribution	715,706	569,162	442,473	54,497	387,976
European magnet wire and distribution	105,786	42,265	33,642	4,358	29,284
Copper rod	294,805	282,844	171,713	26,002	145,711
	$1,794,966	$1,424,641	$988,038	$126,409	$861,629
Gross profit	173,482	138,591	107,373	10,055	97,318
Selling, general and administrative expenses	(109,693)	(92,864)	(82,253)	(10,284)	(71,969)
Restructuring and other charges	(1,121)	(2,030)	(9,822)	(1,184)	(8,638)
Asset impairment charge	(2,306)	—	—	—	—
Gain on sale of product line	10,355	—	—	—	—
Operating income (loss)	70,717	43,697	15,298	(1,413)	16,711
Interest expense	(28,718)	(26,334)	(29,309)	(2,650)	(26,659)
Other income (expense), net	(449)	69	(436)	349	(785)
Reorganization items	—	—	890,729	—	890,729
Income (loss) before income taxes, and distributions on preferred securities of Superior Trust I and minority interest	$41,550	$17,432	$876,282	$(3,714)	$879,996

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Average copper prices for the year ended December 31, 2005 increased 30% as compared to the year ended December 31, 2004. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $2.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment. Copper-adjusted gross profit margins are computed by dividing actual gross profit by copper-adjusted sales.

	Actual			Copper-adjusted
	Year Ended December 31,			Year Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Net sales:
Communications cable	$678,669	$530,370	28%	$759,568	$649,355	17%
North American magnet wire and distribution	715,706	569,162	26%	808,594	723,250	12%
European magnet wire and distribution	105,786	42,265	150%	114,723	57,751	99%
Copper rod	294,805	282,844	4%	347,768	427,669	(19)%
	1,794,966	1,424,641	26%	2,030,653	1,858,025	9%
Constant cost of copper adjustment	—	—		(235,687)	(433,384)
Total	$1,794,966	$1,424,641	26%	$1,794,966	$1,424,641	26%

Consolidated sales for the year ended December 31, 2005 were $1,795.0 million, an increase of 26% as compared to consolidated sales of $1,424.6 million for the year ended December 31, 2004. Sales for 2005 were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased 9% for the year ended December 31, 2005 compared to the prior year reflecting incremental sales attributable to the 2005 Essex Nexans Transaction, and the 2004 Belden and Nexans Asset Acquisitions, as well as organic growth in both the communications cable and North American magnet wire and distribution segments.

Sales for our communications cable segment for the year ended December 31, 2005 were $678.7 million, an increase of 28%, as compared to sales of $530.4 million for the year ended December 31, 2004. Sales adjusted for a constant cost of copper increased 17%. The copper-adjusted increase primarily reflects the incremental sales from customer contracts acquired in the June 2004 Belden asset acquisition as well as growth in sales of fiber optic and premises wire and cable products. Sales of copper OSP products were also positively impacted by hurricane-related demand.

Sales for our North American magnet wire and distribution segment were $715.7 million for the year ended December 31, 2005, an increase of 26% as compared to the prior year. On a copper-adjusted basis, sales for the year ended December 31, 2005 increased 12% over the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 sales increase reflects copper-adjusted growth resulting from market share gains as well as increased demand for magnet wire due to hurricane-related replacement and new production of transformers and generators.

Sales for our European magnet wire and distribution segment were $105.8 million for the year ended December 31, 2005 compared to $42.3 million in 2004. Revenues attributable to the Nexans’ European magnet wire business acquired in October 2005 were $68.9 million ($71.8 million on a copper-adjusted basis). The increase from the acquisition of the Nexans’ European magnet wire business was partially offset by decreases in sales volume due to the loss of a major customer and pricing in our U.K. magnet wire subsidiary compared to the prior year.

Copper rod sales for the year ended December 31, 2005 were $294.8 million compared to $282.8 million for 2004. On a copper-adjusted basis, sales for our copper rod segment decreased by 19% in 2005 compared to the prior year. The copper-adjusted decrease in the 2005 period reflects reduced demand from certain automotive related customers as well as increased internal use by our communications cable segment due to the shutdown of one of its copper rod suppliers during the third and fourth quarters of 2005. Copper rod segment sales consist primarily of external sales of processed copper rod that is not used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even. One of the copper rod segment’s major customers accounting for 45% of copper rod sales in 2005 filed for bankruptcy in late 2005 but continues to purchase copper rod from us under a new arrangement. Another major customer, Essex Electric, accounting for 31% of copper rod sales in 2005 was acquired by another copper rod producer in January 2006 and no longer purchases copper rod from us.

For the year ended December 31, 2005, gross profit was $173.5 million, an increase of 25% as compared to the prior year period primarily attributable to increased sales volume and gross profit margin improvements in our communications cable segment and to a lesser extent increased sales volume in our North American magnet wire and distribution segment. The gross profit margin was 9.7% for the years ended December 31, 2005 and 2004. Increases in gross profit margin resulting from improved capacity utilization due to increased volumes were offset by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 8.5% for the year ended December 31, 2005 compared to 7.5% for the year ended December 31, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 period compared to the prior year period due to improved fixed cost absorption as a result of increased sales and related production volumes. Additionally, margins in the second half of 2004 were negatively impacted by integration costs of $3.9 million (including $1.8 million of accelerated depreciation charges associated with displaced machinery and equipment) incurred in connection with the Belden Asset Acquisition and an estimated $1.5 million shortfall in recovering second quarter 2004 increases in copper costs through contractual product price adjustments. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the year ended December 31, 2005 decreased slightly compared to the prior year period as increased throughput and price surcharges did not fully offset the effects of inflationary non-copper cost increases estimated at $9 million to $10 million related to higher natural gas prices, freight costs, chemicals and copper producer premiums. Margins in the North American magnet wire and distribution segment were also negatively impacted by changes in product mix with proportionately lower sales through our higher margin distribution business, including the effects of the sale of the US Seal product line in the first quarter of 2005.

Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2005 was $109.7 million, an increase of $16.8 million or 18% as compared to SG&A expense of $92.9 million for the year ended December 31, 2004. The increase is attributable to a number of factors including the impact of the Essex Nexans Transaction ($4.8 million), corporate stock-based compensation (including the impact of charges to comply with section 409A of the Internal Revenue Code—see note 12 to the consolidated financial statements) and a full year of supplemental executive retirement plan charges ($2.5 million), a full year of amortization charges related to intangible assets acquired in the Belden and Nexans Asset Acquisitions ($1.1 million) and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

During the first quarter of 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary. We evaluated the long-lived assets of our U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans transaction.

The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is currently included in the European magnet wire and distribution segment.

Restructuring and other charges for the year ended December 31, 2005 consisted of $0.7 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia as well as several warehouses in the North American magnet wire and distribution segment, $0.1 million of facility exit costs related to the closure of a warehouse in the European magnet wire and distribution segment and $0.3 million of professional fees related to the implementation and administration of Superior TeleCom’s plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the year ended December 31, 2004 were $2.0 million consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

In March 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting business conducted by us under the US Seal trade name for a total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million for the year ended December 31, 2004. In connection with the sale, we also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. We believe the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line. The US Seal product line is included in the North American magnet wire and distribution segment.

The following table sets forth information regarding our operating income for the periods indicated. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2005	2004
	(in thousands)
Operating income (loss):
Communications cable	$54,387	$30,690
North American magnet wire and distribution	34,839	32,029
European magnet wire and distribution	(3,667)	(1,691)
Copper rod	(681)	1,740
Corporate and other	(21,089)	(17,041)
Restructuring and other charges and asset impairments	(3,427)	(2,030)
Gain on sale of product line	10,355	—
	$70,717	$43,697

Operating income for the communications cable segment increased $23.7 million in 2005 compared to 2004 due to increased gross profit primarily attributable to increased sales volume, including sales attributable to the Belden Asset Acquisition, and improvements in gross margin percentage as discussed above. Communications cable gross profit increases were partially offset by increases in SG&A expense due primarily to higher sales costs and commissions in 2005 associated with increased sales volumes, a full year’s amortization of intangibles acquired in the Belden Asset acquisition ($0.8 million) and general wage and headcount increases ($0.8 million). Operating income for our North American magnet wire and distribution segment increased $2.8 million due primarily to increased gross profit resulting from increased sales volumes, including sales attributable to the Nexans Asset acquisition, offset by higher SG&A expense of $2.5 million. The operating loss for our European magnet wire and distribution segment primarily reflects the results of our U.K. magnet wire business for 2005 which sustained negative gross margins in 2005 due to reduced sales volumes and pricing. Additionally, the European magnet wire and distribution segment only includes the results of the acquired Nexans European magnet wire business since October 21, 2005, a seasonally slow period. Finally, the operating income of our European magnet wire and distribution segment was negatively impacted by bad debt expense of $1.2 million in the fourth quarter of 2005 related to the bankruptcy of a major customer. The copper rod segment’s operating income decreased $2.4 million in 2005 compared to 2004 due primarily to the impact of decreased sales volumes due in part to higher internal consumption of copper rod production and higher copper producer premiums which could not all contractually be recovered. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions. Corporate and other charges consist primarily of parent company and executive payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fess and compliance costs. The increase in corporate and other costs for the year ended December 2005 compared to 2004 is primarily due to increased compensation costs related to salary increases and additional corporate personnel ($1.3 million), corporate stock-based compensation charges ($1.4 million) and a full year of charges with respect to the supplemental executive retirement plan ($1.1 million). Consolidated operating income in 2005 included restructuring and other charges and asset impairment charges of $3.4 million compared to $2.0 million of such charges in 2004, the components of which are discussed above. Additionally consolidated operating income for 2005 included a gain of $10.4 million on the sale of a product line as discussed above.

Interest expense for the year ended December 31, 2005 was $28.7 million compared to interest expense of $26.3 million for the year ended December 31, 2004. The increase in interest expense in 2005 reflects increased borrowings outstanding primarily attributable to our senior notes issued in April 2004 to finance the Belden Asset Acquisition. Although we experienced an increase in the base borrowing rates tied to short-term market rates under our senior secured revolving credit facility in 2005, the impact of these rate increases were offset by reduced outstanding borrowings.

Our effective income tax rate for the year ended December 31, 2005 was 24% compared to an effective tax rate of 40% for the year ended December 31, 2004. Tax expense for 2005 is net of a $3.8 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom, a $0.8 million benefit related to settlement of certain pre-petition claims with Canadian taxing authorities and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 the Company reorganized its U.K. subsidiary for U.S. income tax purposes. As a result, the Company will recognize a loss on its 2005 U.S. consolidated income tax return. Accordingly, income tax expense for 2005 reflects a benefit of approximately $2.3 million attributable to this loss. These benefits accounted for a reduction of 18% in the effective tax rate for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2005 excluding these benefits was 42% compared to an effective tax rate of 40% for 2004. These effective tax rates exceed the U.S. statutory rate of 35% primarily due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Average copper prices for the year ended December 31, 2004 increased 59% as compared to the year ended December 31, 2003. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $2.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment. Copper-adjusted gross profit margins are computed by dividing actual gross profit by copper-adjusted sales.

	Superior Essex Inc.	Combined		Superior Essex Inc.	Combined
	Actual			Copper-adjusted
	Year Ended December 31,			Year Ended December 31,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Net sales:
Communications cable	$530,370	$340,210	56%	$649,355	$465,841	39%
North American magnet wire and distribution	569,162	442,473	29%	723,250	662,074	9%
European magnet wire and distribution	42,265	33,642	26%	57,751	63,296	(9)%
Copper rod	282,844	171,713	65%	427,669	402,530	6%
	1,424,641	988,038	44%	1,858,025	1,593,741	17%
Constant cost of copper adjustment	—	—		(433,384)	(605,703)
Total	$1,424,641	$988,038	44%	$1,424,641	$988,038	44%

Consolidated sales for the year ended December 31, 2004 were $1,424.6 million, an increase of 44% as compared to consolidated sales of $988.0 million for the year ended December 31, 2003. Sales for 2004 were significantly impacted by the increase in copper prices. Sales adjusted for a constant cost of copper increased $264.3 million, or 17%, for 2004 compared to the prior year. Sales in our communications cable segment for the year ended December 31, 2004 also included approximately $115 million ($142 million on a copper-adjusted basis) attributable to customer contracts acquired in the Belden Asset Acquisition. Sales in our magnet wire and distribution segment for 2004 included approximately $14.4 million ($19.7 million on a copper-adjusted basis) attributable to customer contracts acquired in the Nexans Asset Acquisition. Consolidated net sales and sales adjusted for a constant cost of copper increased 13% and 10%, respectively, as a result of the Belden Asset Acquisition and the Nexans Asset Acquisition. The remaining increase in consolidated net sales adjusted for a constant cost of copper reflects volume increases in all of our business segments except for European magnet wire and distribution.

Sales for our communications cable segment for 2004 increased 56% compared to sales for 2003. Sales adjusted for a constant cost of copper increased 39%. Sales and copper adjusted sales increased approximately 34% and 30%, respectively, as a result of the estimated impact of the Belden Asset Acquisition. The remaining 9% increase in sales for our communications cable segment adjusted for a constant cost of copper reflects increased demand for our copper OSP cable product lines, which we believe is due in part to higher spending levels to support deferred maintenance by some of our major telephone company customers as well as demand resulting from damage caused by the hurricanes in the southeastern United States in the second half of 2004. These increases in copper OSP cable demand were offset in part by increased deployment of fiber optic cable by one of our major copper OSP customers pursuant to an announced plan to increase the use of fiber optic cable further downstream in their network. We also experienced strong growth in our premises and fiber optic cable products supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share.

Sales for our North American magnet wire and distribution segment were $569.2 million for the year ended December 31, 2004, an increase of 29% as compared to the prior year including 4% attributable to the estimated impact of the Nexans Asset Acquisition. On a copper-adjusted basis, sales for the year increased 9% over the prior year, including 3% attributable to the estimated impact of the Nexans Asset

Acquisition. The increase reflects volume increases in both our Essex Brownell distribution business and to a lesser degree our major OEM customer base particularly related to the power and energy sector a portion of which we believe is associated with hurricane related repairs.

Sales for our European magnet wire and distribution segment, which consisted of our U.K. magnet wire operation, increased $8.6 or 26% due primarily to increased copper prices and the effects of favorable translation rates. On a copper-adjusted basis, sales declined 9% due to reduced volumes.

Copper rod sales for the year ended December 31, 2004 were $282.8 million compared to $171.7 million for 2003, an increase of 65%. On a copper-adjusted basis, 2004 sales for our copper rod segment increased by 6%. Pricing for copper rod is generally based on monthly average COMEX spot prices and thus sales are directly impacted by changes in copper prices.

For the year ended December 31, 2004, gross profit was $138.6 million, an increase of 29% as compared to the prior year primarily attributable to increased volume in our communications cable and North American magnet wire and distribution segments and lower depreciation charges in 2004 resulting from the application of fresh-start reporting. The gross profit margin in 2004 was 9.7% compared to 10.9% for 2003. The comparative decline in gross profit margin reflects the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 7.5% for the year ended December 31, 2004 compared to 6.7% for the year ended December 31, 2003. Copper-adjusted gross profit margins in our communications cable business increased by 0.2% for 2004 compared to the prior year due to improved capacity utilization resulting from higher sales volumes, a more favorable product mix and lower depreciation charges of $3.7 million primarily resulting from the application of fresh-start accounting. These positive factors were partially offset by integration costs of $3.9 million (including $1.8 million of accelerated depreciation charges associated with displaced machinery and equipment) incurred in connection with the Belden Asset Acquisition and an estimated $1.5 million shortfall in recovering second quarter 2004 increases in copper costs through contractual product price adjustments. This shortfall was principally the result of first quarter 2004 accelerated orders by some customers in anticipation of copper-based contractual price adjustments. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the year ended December 31, 2004 increased 0.5% compared to 2003. This increase reflects lower depreciation charges of $2.3 million primarily resulting from the application of fresh-start reporting, increased volume through our higher margin Essex Brownell distribution channel and implementation of price surcharges in the second half of the fourth quarter of 2004 which partially offset certain inflationary cost increases estimated at $5 to $6 million for the full year related to higher natural gas prices, freight costs and copper producer premiums. The 2004 margins in our North American magnet wire and distribution business were also positively impacted by a $1.5 million gain from inventory depletion in December when COMEX copper prices, and thus product pricing, reached their peak level for the year. The gross profit margin in our European magnet wire and distribution segment increased 4.0% in 2004 compared to the prior year due primarily to a lower cost structure as a result of workforce reductions in the fourth quarter of 2003 and lower depreciation charges of $0.5 million primarily resulting from the application of fresh-start reporting.

Selling, general and administrative expenses (“SG&A expense”) for the year ended December 31, 2004 were $92.9 million, an increase of 13% as compared to SG&A expense of $82.3 million for the year ended December 31, 2003. The increase is attributable to a number of factors including corporate stock-based compensation charges ($1.2 million), professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act ($3.1 million), amortization charges related to intangible assets acquired in the Belden Asset Acquisition and Nexans Asset Acquisition ($1.0 million) and the impact of increased sales volume on related sales costs and commissions in our communications cable segment. These increases were partially offset by a decrease in depreciation expense of $1.2 million due primarily to the application of fresh-start reporting.

Superior TeleCom incurred $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the communications cable segment’s Elizabethtown and Winnipeg facilities offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom’s communications cable Canadian subsidiary. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom’s Chapter 11 filings, and $1.1 million of severance payments related to a workforce reduction at Superior TeleCom’s magnet wire and distribution U.K. subsidiary. Additionally, Superior TeleCom recognized $2.3 million of asset impairments resulting from closure of one of Superior TeleCom’s copper rod segment continuous copper rod casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment at Superior TeleCom’s European magnet wire and distribution U.K. subsidiary during the period from January 1, 2003 to November 10, 2003. Restructuring and other charges for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 were $2.0 and $1.2 million, respectively, and consisted primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings.

The following table sets forth information regarding our operating income for the periods indicated. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	Superior Essex Inc.	Combined	Superior Essex Inc.	Superior TeleCom Inc.
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Operating income (loss):
Communications cable	$30,690	$17,603	$942	$16,661
North American magnet wire and distribution	32,029	22,165	51	22,114
European magnet wire and distribution	(1,691)	(3,048)	(143)	(2,905)
Copper rod	1,740	(173)	376	(549)
Corporate and other	(17,041)	(11,427)	(1,455)	(9,972)
Restructuring and other charges and asset impairments	(2,030)	(9,822)	(1,184)	(8,638)
	$43,697	$15,298	$(1,413)	$16,711

Operating income for the communications cable segment increased $13.1 million in 2004 compared to 2003 due to increased gross profit primarily attributable to increased sales volume, including sales attributable to the Belden Asset Acquisition, and a more favorable product mix. Communications cable operating income was also positively impacted by a decrease in depreciation expense of approximately $4.0 million primarily resulting from the application of fresh-start accounting. These positive factors were partially offset by a shortfall in recovering second quarter 2004 increases in copper costs as previously discussed, integration costs of $3.9 million incurred in connection with the Belden Asset Acquisition, amortization charges of $0.8 million related to intangible assets acquired in the Belden Asset Acquisition and higher sales costs and commissions in 2004 associated with increased sales volumes. Operating income for our North American magnet wire and distribution segment increased $9.9 million due primarily to increased gross profit resulting from increased sales volumes, including sales attributable to the Nexans Asset acquisition, lower depreciation charges of $2.3 million primarily resulting from the application of fresh-start accounting and the implementation of price surcharges in the fourth quarter of 2004. Selling, general and administrative expenses related to the magnet wire and distribution segment were also positively impacted by lower depreciation charges of $0.8 million primarily resulting from the application of fresh-start accounting. The operating loss for our European magnet wire and distribution  segment declined by $1.4 million due primarily to increased gross profit resulting from improved margins as discussed above. The copper rod segment’s operating income increased $1.9 million in 2004 compared to 2003 due primarily to the impact of increased sales volumes and lower depreciation charges of $0.8 million primarily resulting from the application of fresh-start accounting The increase in corporate and other costs for 2004 compared to 2003 is primarily due to corporate stock-based compensation charges ($1.2 million) and professional fees and costs related to compliance with Section 404 of the Sarbanes-Oxley Act ($3.1 million). Consolidated operating income in 2003 included restructuring and other charges of $9.8 million compared to $2.0 million of such charges in 2004, the components of which are discussed above.

Superior TeleCom recorded a benefit from reorganization items related to its Chapter 11 filing of $890.7 million during the period January 1, 2003 to November 10, 2003 comprised of (i) a gain of $976.4 million on cancellation of indebtedness upon implementation of the plan of reorganization, (ii) gains on settlement of pre-petition liabilities of $5.2 million, (iii) $18.6 million of post-petition professional fees relating to the reorganization, (iv) $27.0 million to adjust the carrying value of Superior TeleCom’s Trust Convertible Preferred Securities and related unpaid distributions to the amount of the allowed claim in respect of this liability, (v) $26.4 million to write off deferred debt issuance costs associated with Superior TeleCom’s pre-petition debt, (vi) $4.5 million of employee retention and severance payments, (vii) fresh start reporting adjustments of $12.1 million and (viii) $2.3 million of other reorganization related costs.

Interest expense for the year ended December 31, 2004 was $26.3 million compared to interest expense of $29.3 million for the combined 2003 period. Interest expense for the combined 2003 period consisted primarily of interest and deferred financing costs related to Superior TeleCom’s debtor-in-possession financing ($6.0 million) and interest on Superior TeleCom’s pre-petition indebtedness through March 3, 2003 ($20.7 million). As a result of Superior TeleCom’s Chapter 11 filing, beginning March 3, 2003 Superior TeleCom ceased accruing interest on all pre-petition debt in accordance with SOP 90-7. At the time of its Chapter 11 filing, Superior TeleCom had approximately $890 million of senior debt and $225 million of senior subordinated notes outstanding which were subsequently cancelled pursuant to the terms of the plan of reorganization. The decrease in interest expense in 2004 reflects our new capital structure under the plan of reorganization offset by borrowings to finance our increased working capital and the Belden Asset Acquisition and Nexans Asset Acquisition.

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

Liquidity and Capital Resources

Cash from Operating Activities

We reported cash provided by operating activities of $47.4 million for the year ended December 31, 2005 compared to cash provided by operating activities of $21.5 million for the year ended December 31, 2004, an increase of $25.9 million due primarily to increased net income. Cash provided by operating activities for the year ended December 31, 2005 included a net working capital increase of $7.4 million (exclusive of working capital acquired in the Essex Nexans Transaction) which reflects an estimated $30 to $35 million impact of substantially higher copper costs offset by improved payment terms from certain of our major suppliers. Cash from operating activities in 2004 was negatively impacted by the payment of approximately $12.2 million of previously accrued reorganization costs consisting primarily of professional fees related to implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom in connection with its bankruptcy proceedings and $11.9 million (compared to $4.1 million in 2005) to fund our defined benefit pension plans. Working capital at December 31, 2004 was favorably impacted by an advance payment of $6 million in late December 2004 by one of our major copper rod customers. Cash used for 2005 investing activities includes net payments of $17.2 million related to the Essex Nexans Transaction, a final payment of $10 million with respect to the Belden Asset Acquisition reduced by $11.6 million of cash proceeds received in connection with our sale of the U.S. Seal product line. The improved cash provided by operations in 2005 resulted in a reduction of $17.0 million in borrowings outstanding under our senior secured revolving credit facility.

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

Holders of the series A preferred stock issued by our subsidiary, Superior Essex Holding, are entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock has one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock are not entitled to vote generally for directors.

Superior Essex Communications and Essex Group are borrowers under a $175 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. Superior Essex, Superior Essex Holding and our domestic subsidiaries have fully guaranteed the senior secured revolving credit facility. Interest accrues on outstanding borrowings at an annual rate equal to, at our option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin as of December 31, 2005 is 1.75% for LIBOR loans and 0.25% for base rate loans. The weighted average interest rate was 6.87% and 4.2% at December 31, 2005 and 2004, respectively. Obligations under the senior secured revolving credit facility are secured by substantially all of our tangible and intangible assets. Availability under the senior secured revolving credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the administrative agent. Currently, the applicable percentages are (i) 85% of eligible receivables and (ii) with respect to eligible inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable to our inventory multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include a rent reserve related to property on which collateral is located. Under the revolving credit facility, if availability under the revolving credit line falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the sum of the consolidated EBITDA of the borrowers minus specified distributions of the borrowers relating to capital expenditures, foreign investments, tax distributions and pension contributions of the borrowers to (b) all principal and cash interest payments on specified debt of the borrowers. The senior secured revolving credit facility also contains covenants that limit our and our subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on our property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to the Company except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. We are currently obligated to pay an unused commitment fee of 0.375% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. A total of $13.0 million was drawn under this facility as of December 31, 2005. Undrawn availability (after considering outstanding letters of credit) on such date amounted to $159.9 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under our senior secured revolving credit facility have been classified as a current liability.

In October 2005, Essex Nexans entered into a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign its eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables. Interest is payable on the net outstanding advances at the European Overnight Index Average rate plus .47% per annum (2.72% at December 31, 2005). The amount of advances available to Essex Nexans is limited to 90% (80% if EBITDA is less than zero for any year, equity  of the joint venture is 10% or less of total assets or social charges exceed 5% of sales) of assigned receivables up to a maximum of $41.5 million (€35 million). Borrowings of $21.1 million were outstanding under the factoring agreement as of December 31, 2005. Accounts receivable at December 31, 2005 include $58.4 million of receivables which have been assigned to the Factor. Undrawn availability under the agreement was $13.4 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither Superior Essex nor any of its domestic subsidiaries are guarantors under the factoring agreement.

In connection with the Essex Nexans Transaction, Essex Nexans entered into a subordinated note payable to Nexans in the amount of $13.4 million (€11.3 million). The subordinated note payable is unsecured and bears interest at 8.975% per annum payable quarterly. A total of $4.5 million in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if we exercise our call option to purchase Nexans’ minority interest in Essex Nexans (see Note 6 to the consolidated financial statements). The subordinated note is not guaranteed by Superior Essex or any of its domestic subsidiaries.

Essex Nexans has been designated an unrestricted subsidiary under our 9% Note indenture and is not considered a subsidiary for purposes of our senior secured credit facility. As a result, creditors of Essex Nexans may not have recourse to any assets of Superior Essex or our other subsidiaries, and Essex Nexans has no responsibility for debts or obligations incurred by Superior Essex or our other subsidiaries. Transactions with Essex Nexans, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions must also satisfy affiliate transaction tests. Further, operating profit from Essex Nexans is not generally included in determining whether financial tests for indenture and senior credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to us.

Liquidity

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% Notes, dividend payments on our series A preferred stock, interest payments on the Essex Nexans factoring agreement and subordinated note, capital expenditures currently estimated at approximately $15 million to $25 million annually (excluding investments in China discussed below), the Nexans contingent payment and obligations related to our defined benefit pension plans. In addition, the price of copper, our principal raw material, increased approximately 45% as of December 31, 2005 compared to December 31, 2004. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory impacts our working capital funding requirements. Additionally, we are currently constructing a greenfield manufacturing facility near Shanghai which we expect to complete in late 2006. Our total investment in 2006 for this initial phase of construction is expected to be approximately $23 to $25 million.

The shareholders agreement governing the Essex Nexans joint venture provides that Nexans will have the right to require us to purchase its 40% interest in Essex Nexans at a price equal to Nexans’ initial allocated equity value plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions, but only if Adjusted EBITDA of Essex Nexans exceeds $16.6 million (€14.0 million) in 2008, 2009 or 2010. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At our option, the put price may be paid in cash by us or Essex Nexans or by issuance of our common stock (or a combination thereof). If we elect to pay the put price in our common stock, the portion of the put price payable in our common stock is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of our outstanding common stock, with any excess put price payable in cash. Furthermore, the portion of the put price paid in our common stock will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

We believe that cash provided by operations, together with borrowing availability under our senior secured revolving credit facility together with our cash on hand ($8.2 million at December 31, 2005) and Essex Nexans factoring agreement will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

Contractual Obligations

As of December 31, 2005, our long-term debt obligations and future minimum payments under capital and operating leases with terms over one year were as follows (in thousands):

	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years	Total
9% Senior notes, including interest payments(a)	$23,139	$23,139	$23,139	$23,139	$23,139	$291,809	$407,504
Series A redeemable preferred stock, including dividends(b)	475	475	475	475	475	6,425	8,800
8.975% Subordinated note of Essex Nexans, including interest payments(c)	1,204	1,204	1,204	5,577	9,546	—	18,735
Sale/leaseback finance obligation(d)	672	672	672	7,672	—	—	9,688
Other long-term debt	499	387	387	387	1,696	—	3,356
Operating leases	7,469	5,716	4,544	2,121	1,509	4,403	25,762
Other long term obligations(e)	8,648	10,383	5,231	1,655	259	17,424	43,600
Commodity purchase obligations(f)	91,453	—	—	—	—	—	91,453
	$133,559	$41,976	$35,652	$41,026	$36,624	$320,061	$608,898

(a)           The 9% Senior notes were issued with an aggregate principal balance of $257.1 million and are due in April 2012. Interest on the 9% Senior notes is payable April 15 and October 15 of each year at the rate of 9% per annum. We may redeem the 9% Senior notes at any time after April 15, 2008 at redemption prices commencing at 104.5% of the principal amount thereof for redemptions commencing during the twelve-month period beginning April 15, 2008 and declining to 100% of the principal amount thereof for redemptions commencing after April 15, 2010. We may also redeem up to 40% of the aggregate principal amount of the 9% Senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed prior to April 15, 2007.

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

(c)           The 8.975% Subordinated note was issued to Nexans by Essex Nexans. Interest on the Subordinated note is payable quarterly. A total of $4.5 million (€3.8 million) in principal is payable September 30, 2009 and the remainder matures on September 30, 2010. The maturity of the Subordinated note will be accelerated if we exercise our call option with respect to the stock of Essex Nexans held by Nexans (see Note 6 to the consolidated financial statements).

(d)          The sale/leaseback finance obligation reflects a one-time purchase option during the period from December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair market value of the leased property. Annual interest payments are fixed at $0.7 million per year subject to a tri-annual escalator based on increases in the consumer price index.

(e)           Other long-term obligations relate to the estimated funding of our defined benefit pension plans. The estimated contributions to our defined benefit pension plan represent the minimum required contributions calculated primarily using an assumed rate of return on assets of 8% and a current liability rate of 5.1%.

(f)             Commodity purchase obligations consist of forward fixed price purchase commitments principally for copper cathode, and to a lesser degree, for aluminum and natural gas. We enter into copper cathode purchase obligations to match the copper component of product pricing for outstanding customer orders. We expect that all of these commodity purchases will be used in our normal manufacturing operations.

Critical Accounting Policies

Our consolidated financial statements and the consolidated financial statements of Superior TeleCom are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 2 to the audited consolidated financial statements. Management believes that the application of policies regarding the implementation of fresh-start reporting, purchase accounting allocations, LIFO inventories, establishment of allowances for accounts receivable and inventories, long-lived asset impairment, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

Upon implementation of the plan of reorganization, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under fresh- start reporting, the reorganization value is allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Information concerning the determination of our reorganization value is included in Note 1 to the accompanying consolidated financial statements. The reorganization value was less than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value. Deferred taxes were reported in conformity with existing generally accepted accounting principles. The determination of reorganization value and the net fair values of the assets and liabilities was subject to significant estimation and assumptions. Actual results could differ from the estimates made.

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

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets are subject to a high degree of judgment and complexity.

Valuation allowances for deferred tax assets are established when it is estimated it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

Insurance reserves are provided for estimates of losses due to claims for worker’s compensation and health insurance for which we are self-insured subject to certain individual and aggregate limitations. Insurance reserves are established based on estimates of the ultimate value of incurred claims, which often have long periods of resolution. Ultimate claim values are estimated by application of various claim development methodologies to historical paid loss, incurred loss and claim count information. We closely monitor the claims to maintain adequate reserves.

Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”, a revision of Statement 123, “Accounting for Stock Based Compensation.” Statement 123(R) supercedes APB Opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for periods beginning after December 15, 2005. We intend to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. We will adopt Statement 123(R) effective January 1, 2006 and expect that the cumulative effect of the initial adoption of Statement 123(R) will not have a material impact on our results of operations or financial condition. We expect to recognize incremental non-cash compensation expense related to currently outstanding options and awards of approximately $1.1 million in 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company on December 31, 2005 and the adoption of FIN 47 did not have a significant impact on the Company’s results of operation or financial position.

In November 2004, the FASB issued Statement 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” specified in ARB No. 43. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for periods beginning after June 15, 2005. We do not expect that adoption of Statement 151 will have a material effect on our financial position or results of operations.

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

Commodity price risk management

The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures purchase contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement. These sales are generally expected to occur in the next twelve months. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts designated as cash flow hedges are summarized as follows at December 31, 2005 and 2004:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2005:
Copper	16,250	2006	$1.930	$4,947
Copper	2,025	2007	1.746	348
				$5,295
December 31, 2004:
Copper	12,950	2005	1.378	2,965
Copper	1,350	2006	1.264	220
				$3,185

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and  represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, unrealized gains and losses on these contracts are recorded in income as a component of cost of goods sold. Open copper futures positions held by Essex Nexans at December 31, 2005 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
Copper—long	10,308	2006	$2.05	$467
Copper—short	10,308	2006	$2.05	123
				$590

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of December 31, 2005 and 2004:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
December 31, 2005:
Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	18
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—
December 31, 2004:
Interest rate cap	30,000	30-day LIBOR	1.75%	December 2005	359
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At December 31, 2005, we had outstanding foreign currency forward exchange contracts to exchange 4.5 million Canadian dollars for $3.9 million in January 2006. The fair value of the forward exchange contracts was insignificant at December 31, 2005. Additionally, we entered into foreign currency forward exchange contracts to purchase 17.1 million Chinese Yuan for $2.1 million at various dates through August 2006. These contracts represent an economic hedge of expected capital expenditures to be made in connection with construction of our manufacturing facility in China. Changes in the fair value of these contracts are reflected in current earnings. The fair value of these contracts was insignificant at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 and the period November 11, 2003 to December 31, 2003 and Superior TeleCom’s consolidated financial statements for the period January 1, 2003 to November 10, 2003, the report of the independent registered public accountants thereon, the financial statement schedule required under Regulation S-X, and our unaudited quarterly results of operations for the years ended December 31, 2005 and 2004, are submitted herein as a separate section following Item 15 of this report.

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

Changes in Internal Controls Over Financial Reporting

During the fourth quarter of 2005 our North American magnet wire and distribution segment fully implemented a new integrated ERP system for most magnet wire plants and distribution centers. Compensating internal controls were strengthened and additional management reviews were established during this transitional period to ensure the overall system of internal controls continued to operate effectively. It is anticipated that the implementation of this ERP system will ultimately enhance the overall system of internal controls as a result of decommissioning several non-integrated legacy systems.

There have been no other changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation excluded internal controls over financial reporting at the European magnet wire and enamel businesses included within Essex Nexans, which were acquired in October 2005 and whose financial statements reflect total assets and sales constituting 20 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Superior Essex Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the European magnet wire and enamel businesses included within Essex Nexans Europe S.A.S. (“Essex Nexans”), which was acquired in October 2005 and whose financial statements reflect total assets and sales constituting 20 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting of the acquired European magnet wire and enamel businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 15, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

We have adopted a code of ethics which applies to all officers, directors and employees and is filed as Exhibit 14 to this Form 10-K. The Code of Ethics is entitled Code of Ethics and Business Conduct and is available on our website, www.superioressex.com, under the “Investor Center—Corporate Governance” caption. Any amendments or waivers to the Code of Ethics and Business Conduct will be disclosed on our website promptly following the date of such amendment or waiver. Information on our website, however, does not form a part of this Form 10-K.

The other information called for by Item 10 is incorporated herein by reference to Superior Essex’s Proxy Statement, which the Company will file with the SEC within 120 days of the end of its fiscal year, to be delivered in connection with its 2006 Annual Meeting of Stockholders.

Item 11. Executive compensation

Information called for by Item 11 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 with respect to the security ownership of certain beneficial owners and management and with respect to the securities authorized for issuance under equity compensation plans is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information called for by Item 13 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information called for by Item 14 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

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

4.4	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.11 to the Superior Essex Form S-3).

4.5

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

10.11	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10.12*	Employment Agreement, dated November 10, 2003, between Superior Essex and Stephen M. Carter (incorporated herein by reference to Exhibit 10(f) to the Superior Essex Form 10).
10.13*	Employment Agreement, dated March 15, 2004, between SEI and David S. Aldridge (incorporated herein by reference to Exhibit 10(i) to the 2003 Form 10- K).
10.14*	Employment Agreement, dated March 15, 2004, between SEI and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10(j) to the 2003 Form 10- K).
10.15*	Employment Agreement, dated March 5, 2004, between SEI and H. Patrick Jack (incorporated herein by reference to Exhibit 10(k) to the 2003 Form 10-K).
10.16*	Letter Agreement, dated February 26, 2004, between Superior Essex Inc. and Barbara L. Blackford (incorporated herein by reference to Exhibit 10.6 to the Q1 2004 Form 10-Q).
10.17*	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).
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

10.27

Superior Essex Inc. Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)

10.28

Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)

10.29

Amendment to Consulting Agreement dated as of July 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to the Current Report on Form 8-K of Superior Essex dated August 1, 2005)

10.30*	Superior Essex Inc. Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.31*	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)
10.32*	Form of Non-qualified Stock Option Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 1, 2005)
10.33*

Superior Essex Inc. 2005 Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.34*

Superior Essex Inc. 2005 Employee Stock Purchase Plan (incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.35*	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)
10.36*	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.37*	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.38

Shareholders Agreement dated October 21, 2005 by and between Superior Essex Inc., SE Holding, C.V., Nexans, Nexans Participations and Essex Nexans SAS (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 21,2005)

10.39*	Superior Essex Inc. 2005 Amended and Restated Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.40*	Form of Director Restricted Stock Unit Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.41*	Form of Director Option Certificate (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.42*	Form of Stock Option Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)
10.43*	Form of Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)
10.44

Consulting Agreement dated as of January 18, 2006 between the Company and DG Network (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated January 13, 2006)

10.45*

Agreement dated as of January 18, 2006 between the Company and Denys Gounot (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated January 13, 2006)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of Superior Essex Inc. and Superior TeleCom Inc. are included at the indicated page in this annual report:

Page

Audited Consolidated Financial Statements of Superior Essex Inc. as of December 31, 2005 and 2004 and for the Years Ended December 31, 2005 and 2004 and the Period November 11, 2003 to December 31, 2003 and Audited Consolidated Financial Statements of Superior TeleCom Inc. for the Period January 1, 2003 to November 10, 2003

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Superior Essex Inc. and subsidiaries (successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and the period November 11, 2003 (inception) to December 31, 2003. We have audited the consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Superior TeleCom Inc. and subsidiaries (predecessor) for the period January 1, 2003 to November 10, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on October 22, 2003, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 10, 2003. Accordingly, the accompanying financial statements of Superior Essex Inc. and subsidiaries have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with that of Superior TeleCom Inc. and subsidiaries for prior periods, as described in Note 1.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Essex Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period November 11, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Superior TeleCom Inc. and subsidiaries for the period January 1, 2003 to November 10, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements effective June 1, 2003, Statement of Financial Accounting Standards, No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was adopted and applied to financial instruments issued after that date.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2006

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,184	$18,312
Accounts receivable, net	259,615	144,954
Inventories, net	238,355	160,869
Other current assets	35,385	25,848
Total current assets	541,539	349,983
Property, plant and equipment, net	240,732	239,219
Intangible and other long-term assets	45,921	41,769
Total assets	$828,192	$630,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$34,119	$30,785
Current portion of long-term debt	499	—
Accounts payable	143,931	66,155
Accrued expenses	92,426	57,506
Total current liabilities	270,975	154,446
Long term debt	279,226	262,444
Other long-term liabilities	51,516	39,883
Total liabilities	601,717	456,773
Minority interest in consolidated subsidiaries	20,822	—
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock ($.01 par value, 7,000,000 shares authorized, none issued or outstanding)	—	—
Common stock ($.01 par value; 33,000,000 shares authorized; 17,294,848 and 17,048,694 shares issued at December 31, 2005 and 2004, respectively)	173	171
Capital in excess of par value	175,928	171,187
Accumulated other comprehensive income (loss)	(4,361)	95
Retained earnings	39,957	8,045
	211,697	179,498
Equity-based unearned compensation	(4,920)	(4,868)
Treasury stock, at cost (66,793 and 26,770 shares at December 31, 2005 and 2004, respectively)	(1,124)	(432)
Total stockholders’ equity	205,653	174,198
Total liabilities and stockholders’ equity	$828,192	$630,971

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
Net sales	$1,794,966	$1,424,641	$126,409	$861,629
Cost of goods sold	1,621,484	1,286,050	116,354	764,311
Gross profit	173,482	138,591	10,055	97,318
Selling, general and administrative expenses	(109,693)	(92,864)	(10,284)	(71,969)
Restructuring and other charges	(1,121)	(2,030)	(1,184)	(5,555)
Asset impairment charges	(2,306)	—	—	(3,083)
Gain of sale of product line	10,355	—	—	—
Operating income (loss)	70,717	43,697	(1,413)	16,711
Interest expense (contractual interest of $113,500 for the period January 1, 2003 to November 10, 2003)	(28,718)	(26,334)	(2,650)	(26,659)
Other income (expense), net	(449)	69	349	(785)
Reorganization items	—	—	—	890,729
Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and minority interest	41,550	17,432	(3,714)	879,996
Income tax benefit (expense)	(10,079)	(6,944)	1,271	2,759
Income (loss) before distributions on preferred securities of Superior Trust I and minority interest	31,471	10,488	(2,443)	882,755
Distributions on preferred securities of Superior Trust I	—	—	—	(5,050)
Minority interest in losses of subsidiaries	441	—	—	—
Net income (loss)	$31,912	$10,488	$(2,443)	$877,705
Net income (loss) per share of common stock:
Basic	$1.92	$0.63	$(0.15)	$40.25
Diluted	$1.88	$0.63	$(0.15)	$34.43
Weighted average shares outstanding:
Basic	16,653	16,526	16,500	21,809
Diluted	16,973	16,676	16,500	25,640

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Capital in Excess	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Equity-Based Unearned		Comprehensive
	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Compensation	Total	Income (Loss)
Superior TeleCom Inc.:
Balance December 31, 2002	22,179,834	$ 222	$ 44,828	$ (13,051)	$ (897,645)	795,210	$ (18,378)	$ —	$ (884,024)
Employee stock purchase plan	—
Stock options and grants	—	4	711	—	(173)	(16,741)	387	—	929
Net income	—	—	—	—	877,705	—	—	—	877,705	$ 877,705
Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustments (Note 2)	—	—	—	(341)	—	—	—	—	(341)	(341)
Additional minimum pension liability	—	—	—	1,712	—	—	—	—	1,712	1,712
Change in unrealized gains (losses) on derivatives, net of reclassification adjustments (Note 2)	—	—	—	3,697	—	—	—	—	3,697	3,697
Other	—	—	—	(26)	—	—	—	—	(26)	(26)
Total comprehensive income										$ 882,747
Plan of reorganization and fresh-start:
Elimination of accumulated deficit	—	—	—	8,009	20,113	—	—	—	28,122
Cancellation of Superior TeleCom Inc. Shares	(22,179,834)	(226)	(45,539)	—	—	(778,469)	17,991	—	(27,774)
Balance November 10, 2003	—	$ —	$ —	$ —	$ —	—	$ —	$ —	$ —

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except share data)

	Common Stock		Capital in Excess	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Equity-Based Unearned		Comprehensive
	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Compensation	Total	Income (Loss)
Superior Essex Inc.:
Balance November 11, 2003	—	$ —	$ —	$ —	$ —	—	$ —	$ —	$ —
Issuance of stock under plan of reorganization	16,500,000	165	164,835	—	—	—	—	—	165,000
Restricted stock awards	—	—	3,300	—	—	—	—	(3,300)	—
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	114	114
Net loss	—	—	—	—	(2,443)	—	—	—	(2,443)	$ (2,443)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	876	—	—	—	—	876	876
Change in unrealized gains(losses) on derivatives, net of tax of $250 and reclassification adjustments (Note 2)	—	—	—	380	—	—	—	—	380	380
Other	—	—	—	(35)	—	—	—	—	(35)	(35)
Total comprehensive loss										$ (1,222)
Balance December 31, 2003	16,500,000	$ 165	$ 168,135	$ 1,221	$ (2,443)	—	$ —	$ (3,186)	$ 163,892
Restricted stock awards	548,694	6	3,052	—	—	26,770	(432)	(3,055)	(429)
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	1,373	1,373
Net income	—	—	—	—	10,488	—	—	—	10,488	10,488
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	1,452	—	—	—	—	1,452	1,452
Additional minimum pension liability, net of tax benefit of $2,679	—	—	—	(4,190)	—	—	—	—	(4,190)	(4,190)
Change in unrealized gains on derivatives, net of tax of $994 and reclassification adjustments (Note 2)	—	—	—	1,561	—	—	—	—	1,561	1,561
Other	—	—	—	51	—	—	—	—	51	51
Total comprehensive income										$ 9,362
Balance December 31, 2004	17,048,694	$ 171	$ 171,187	$ 95	$ 8,045	26,770	$ (432)	$ (4,868)	$ 174,198
Restricted stock awards	160,354	1	2,698	—	—	40,023	(692)	(2,699)	(692)
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	2,647	2,647
Exercise of stock options	85,800	1	1,298	—	—	—	—	—	1,299
Recognition of pre-confirmation deferred tax assets (Note 14)	—	—	745	—	—	—	—	—	745
Net income	—	—	—	—	31,912	—	—	—	31,912	31,912
Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustments (Note 2)	—	—	—	(1,958)	—	—	—	—	(1,958)	(1,958)
Additional minimum pension liability, net of tax benefit of $2,411	—	—	—	(3,775)	—	—	—	—	(3,775)	(3,775)
Change in unrealized gains on derivatives, net of tax of $821 and reclassification adjustments (Note 2)	—	—	—	1,290	—	—	—	—	1,290	1,290
Other	—	—	—	(13)	—	—	—	—	(13)	(13)
Total comprehensive income										$ 27,456
Balance December 31, 2005	17,294,848	$ 173	$ 175,928	$ (4,361)	$ 39,957	66,793	$ (1,124)	$ (4,920)	205,653

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
Cash flows from operating activities:
Net income (loss)	$31,912	$10,488	$(2,443)	$877,705
Adjustments:
Depreciation and intangible amortization	23,920	22,052	2,574	25,114
Deferred distributions on Trust Convertible Preferred Securities	—	—	—	5,050
Amortization of deferred financing costs and discount	2,203	1,928	122	7,058
Write-down of idled property, plant and equipment	—	—	—	3,083
Asset impairment charges	2,306	—	—	—
Loss on early extinguishment of debt	—	405	—	—
Gain on sale of product line	(10,355)	—	—	—
Minority interest in losses of subsidiaries	(441)	—	—	—
Reorganization items	—	—	—	(890,729)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(35,676)	(43,479)	4,473	(20,830)
Inventories, net	(21,513)	3,484	12,111	(18,716)
Other current and noncurrent assets	1,834	5,202	(9,077)	54,305
Accounts payable, accrued expenses and other liabilities	47,977	30,048	(11,513)	30,356
Other, net	5,236	3,605	459	7,910
Cash flows provided by (used for) operating activities before reorganization items	47,403	33,733	(3,294)	80,306
Reorganization items paid, net	—	(12,190)	—	(8,663)
Cash flows provided by (used for) operating activities	47,403	21,543	(3,294)	71,643
Cash flows from investing activities:
Essex Nexans acquisition, net of cash acquired	(17,196)	—	—	—
Belden and Nexans asset acquisitions	(10,000)	(87,080)	—	—
Capital expenditures	(19,490)	(15,344)	(1,739)	(2,838)
Net proceeds from the sale of assets and product line	11,610	1,473	—	5,681
Other	(832)	—	—	633
Cash flows provided by (used for) investing activities	(35,908)	(100,951)	(1,739)	3,476
Cash flows from financing activities:
Repayments of short-term borrowings, net	(20,370)	(12,030)	(1,151)	(13,788)
Borrowings (repayments) under pre-petition revolving credit facilities, net	—	—	—	(28,527)
Debt issuance costs	(1,591)	(5,897)	—	(3,900)
Long-term borrowings	—	250,004	—	—
Repayments of long-term borrowings	(57)	(145,000)	—	(20,203)
Proceeds from exercise of stock options	869	—	—	—
Cash flows provided by (used for) financing activities	(21,149)	87,077	(1,151)	(66,418)
Effect of exchange rate changes on cash	(474)	37	558	430
Net increase (decrease) in cash and cash equivalents	(10,128)	7,706	(5,626)	9,131
Cash and cash equivalents at beginning of period	18,312	10,606	16,232	7,101
Cash and cash equivalents at end of period	$8,184	$18,312	$10,606	$16,232
Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$26,140	$21,462	$4,642	$25,787
Cash (received) paid for income taxes, net	$3,003	$2,122	$65	$(58,331)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Organization

Description of business and basis of presentation

Superior Essex Inc. (together with its subsidiaries, unless the context otherwise requires, the “Company” or “Superior Essex”), a Delaware holding company, and its operating subsidiaries were formed to acquire and conduct the business formerly conducted by Superior TeleCom Inc. (“Superior TeleCom”), and its subsidiaries, pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and implemented by Superior TeleCom effective November 10, 2003 as discussed below. As a result of the reorganization and the Company’s implementation of fresh-start reporting as described below, the consolidated financial statements of the Company (the successor entity for purposes of fresh-start reporting) for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom, the Company’s predecessor, for periods prior to the effective date of the plan of reorganization.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and fabricated insulation materials to major original equipment manufacturers, or OEMs, for use in motors, transformers, generators and electrical controls and, through its distribution operations, to small OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing and distribution facilities in the United States, the United Kingdom, France, Germany, Portugal and Mexico.

Chapter 11 Filing and Reorganization

On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Superior TeleCom’s United Kingdom and Mexican operations were not included in the Chapter 11 filings.

Superior TeleCom decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls, which hampered its ability to meet interest and principal obligations on its long-term indebtedness. These shortfalls were primarily a result of Superior TeleCom’s leverage, the overall global economic downturn and specific industry conditions, including reduced demand levels in the communications sector caused by, among other things, substantial spending reductions by the regional Bell operating companies, sometimes referred to as RBOCs, and independent telephone operating companies, and reduced demand levels in the magnet wire sector.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and certain contractual provisions could not be enforced against Superior TeleCom. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization voted upon by certain classes of the Company’s creditors and approved by the Bankruptcy Court.

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

The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

•       the distribution to Superior TeleCom’s senior secured debt holders or their transferees of (1) 16,500,000 shares of common stock of Superior Essex, representing 100% of the then outstanding common stock of Superior Essex, (2) 5,000,000 shares of series A non-convertible preferred stock of Superior Essex Holding Corp. (“Superior Essex Holding”), the Company’s direct subsidiary, referred to herein as the series A preferred stock, and (3) $145 million principal amount of 9 1/2% senior notes jointly issued by Superior Essex Communications LP (“Superior Essex Communications”—formerly Superior Essex Communications LLC), Superior Essex Holding’s direct subsidiary, and Essex Group, Inc. (“Essex Group”), Superior Essex Holding’s indirect subsidiary, having a five-year term, referred to herein as the 9 1/2% senior notes;

•       the distribution to holders of Superior TeleCom’s senior subordinated notes of warrants to purchase, until May 10, 2006, up to 868,421 shares of common stock of Superior Essex at a price of $25.00 per share;

•       the payment of $3 million in cash to holders of general unsecured claims against Superior TeleCom;

•       the consummation of a new $120 million senior secured revolving credit facility (see Note 7) to (1) fund repayment of Superior TeleCom’s “debtor in possession,” or DIP, credit facility and certain expenses relating to the plan of reorganization, (2) provide for working capital needs, (3) fund debt service on the senior notes of Superior Essex Communications and Essex Group and Superior Essex Holding’s series A preferred stock and (4) provide for the issuance of letters of credit in connection with the operation of Superior Essex’s business;

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

•       the cancellation of all equity and debt interests held in Superior TeleCom by The Alpine Group, Inc. (“Alpine”), Superior TeleCom’s former principal stockholder;

•       the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of such common stock;

•       the ability to issue stock options and/or restricted stock for up to 1.8 million shares of common stock of Superior Essex under Superior Essex’s 2003 Stock Incentive Plan, with the allocation of awards to be effected by Superior Essex’s board of directors following the effective date of the plan of reorganization; and

•       the implementation of equity awards to the independent directors of Superior Essex as part of Superior Essex’s Stock Incentive Plan.

Fresh-Start Reporting

Upon implementation of the plan of reorganization fresh-start reporting was adopted in accordance with AICPA Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” since holders of Superior TeleCom’s common stock immediately prior to confirmation of the plan of reorganization received less than 50% of the Company’s common stock and the reorganization value of the Company’s assets upon emergence was less than Superior TeleCom’s post-petition liabilities and allowed claims. Under fresh-start reporting, the reorganization value was allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). The Company’s reorganization value was less than the fair value of the Company’s net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of property, plant and equipment. Liabilities existing at the effective date of the plan of reorganization were stated at the present value of amounts to be paid discounted at appropriate current rates. Debt issued in connection with the plan of reorganization was recorded at the stated value, which approximated fair value.

In connection with its development of the plan of reorganization Superior TeleCom directed its financial advisor to prepare a valuation analysis of its business and the new securities to be issued under the Plan. In preparing this analysis, Superior TeleCom’s financial advisors, among other things, (a) reviewed certain recent publicly available financial results of Superior TeleCom, (b) reviewed certain interim financial and operating data of Superior TeleCom, (c) discussed with certain senior executives the current operations and prospects of Superior TeleCom, (d) reviewed certain operating and financial forecasts prepared by Superior TeleCom, including the financial projections contained in Superior TeleCom’s Disclosure Statement, (e) discussed with certain senior executives of Superior TeleCom key assumptions related to the financial projections, (f) prepared 4 1/2 year discounted cash flow analyses based on the financial projections, utilizing various discount rates ranging from 11% to 15% and EBITDA terminal multiples of 5x to 6.5x based on relevant comparable company analysis, (g) considered the market value of certain publicly traded companies in businesses reasonably comparable to the operating business of Superior TeleCom and (h) conducted such other analyses as they deemed necessary under the circumstances.

As a result of such analyses, review, discussions, considerations and assumptions, Superior TeleCom’s financial advisor presented estimates that the total enterprise value of Superior TeleCom was within a range of $350 million to $400 million with a mid-point value of $375 million. The Company used the mid-point valuation of $375 million as the basis for its reorganization value for purposes of applying fresh-start reporting. The total enterprise value of $375 million and its derivation was a key element in negotiations with Superior TeleCom’s creditors and equity holders in developing the plan of reorganization which was ultimately approved by Superior TeleCom’s creditors and the Bankruptcy Court. The allocation of the reorganization value as of the effective date of the plan of reorganization, which was subject to minor revisions upon finalization of the asset valuations, is summarized as follows (in thousands):

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
$—

The following table reflects adjustments to the consolidated balance sheet resulting from implementation of the plan of reorganization and application of fresh start reporting as of November 10, 2003, the effective date of the plan of reorganization:

	Superior TeleCom Inc. November 10, 2003	Plan of Reorganization		Fresh-Start		Superior Essex Inc. November 10, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,232					$16,232
Accounts receivable	105,366					105,366
Inventories, net	123,082			8,814	(e)	131,896
Other current assets	14,217					14,217
Total current assets	258,897			8,814		267,711
Property, plant and equipment, net	247,475			(23,694	)(f)	223,781
Other assets	28,966	1,975	(b)	(498	)(e)	7,531
		(22,912	)(c)
Total assets	$535,338	(20,937)		(15,378)		$499,023
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$40,864	3,042	(b)			$43,906
Accounts payable	42,227	3,000	(a)			45,227
Accrued expenses	39,210	18,993	(a)	1,429	(e)	58,835
		(797	)(b)
Total current liabilities	122,301	24,238		1,429		147,968
Long-term debt	—	157,000	(a)			157,000
Other long-term liabilities	16,167	17,576	(a)	(4,688	)(e)	29,055
Total liabilities not subject to compromise	138,468	198,814		(3,259)		334,023
Liabilities subject to compromise	1,337,965	(1,337,965	)(a)			—
Total liabilities	1,476,433	(1,139,151)		(3,259)		334,023
Stockholders’ equity (deficit):
Old common stock	226			(226	)(d)	—
New common stock	—	165	(a)			165
Capital in excess of par value	45,539	164,835	(a)	(45,539	)(d)	164,835
Accumulated other comprehensive loss	(8,009)			8,009	(d)	—
Accumulated deficit	(960,860)	(270	)(b)	7,646	(d)	—
		(22,912	)(c)
		976,396	(a)
	(923,104)	1,118,214		(30,110)		165,000
Treasury stock	(17,991)			17,991	(d)	—
Total stockholders’ equity (deficit)	(941,095)	1,118,214		(12,119)		165,000
Total liabilities and stockholders’ equity (deficit)	$535,338	(20,937)		(15,378)		$499,023

(a)           To reflect distribution under the plan of reorganization of the Company’s new common stock, the series A preferred stock of Superior Essex Holdings and the senior notes jointly issued by Superior Essex Communications and Essex Group in settlement of pre-petition liabilities subject to compromise, summarized as follows (in thousands):

Liabilities subject to compromise	$1,337,965
Long term debt:
Senior notes	(145,000)
Sale/leaseback finance obligation assumed	(7,000)
Series A preferred stock	(5,000)
Common equity	(165,000)
Other long term liabilities assumed	(17,576)
Accounts payable assumed	(3,000)
Accrued expenses assumed	(18,993)
Gain on cancellation of indebtedness	$976,396

(b)          To reflect application of proceeds from the Company’s senior credit facility, including repayment of the DIP credit facility, as follows (in thousands):

Proceeds from senior credit facility	$42,752
Repayment of DIP credit facility	39,710
Net increase in short term borrowings	3,042
Pay DIP lender working fee	(270)
Pay accrued property taxes and interest	(797)
Debt issue costs	(1,975)
$—

(c)           To write off remaining debt issuance costs of Superior TeleCom.

(d)          To reflect cancellation of stockholders’ equity of Superior TeleCom.

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

2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements represent the consolidation of all majority owned companies. Investments in affiliated companies representing 20% to 50% ownership are accounted for using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements of Superior Essex Inc. is related to the Company’s 60% owned subsidiary, Essex Nexans Europe S.A.S. (“Essex Nexans”).

Cash and cash equivalents

All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

Inventories

Inventories of communications products are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) cost method. Inventories of magnet wire and copper rod are primarily stated at the lower of cost or market, using the last-in, first-out (“LIFO”) cost method. Inventories include costs of materials, labor and manufacturing overhead. The Company establishes allowances for surplus and obsolete inventory based on a comparison of inventories on hand against estimated future sales, which is a function of historical sales and anticipated future selling prices. Actual results could differ from assumptions used to value obsolete or excessive inventory and additional reserves may be required.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Land improvements	10 to 15 years
Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 15 years
Capitalized software	3 to 5 years

Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. No interest was capitalized in 2003 and insignificant amounts were capitalized in 2005 and 2004.

Intangible Assets

Intangible assets consist primarily of acquired customer base intangibles and are being amortized on a straight-line basis over their estimated useful lives.

Deferred financing costs

Origination costs incurred in connection with outstanding debt financings are included in the balance sheet in other assets. These deferred financing costs are being amortized over the lives of the applicable debt instruments on an effective interest rate basis and are charged to operations as additional interest expense. As a result of Superior TeleCom’s bankruptcy filing and subsequent plan of reorganization, all deferred debt issue costs relating to pre-effective date financing were written-off as a reorganization item in the accompanying consolidated statement of operations during the period January 1, 2003 to November 10, 2003.

Amounts due customers

At December 31, 2005 and 2004, the Company had certain amounts due customers totaling $4.9 million and $4.2 million, respectively, representing amounts due to customers who meet certain contractual sales volume criteria. Such amounts are recorded as a reduction of sales and are paid periodically to those qualifying customers.

Income taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company’s ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

Derivative financial instruments

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the derivative is designated as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company engages in certain derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis. Derivative financial instruments and derivative transactions reflected in the consolidated financial statements are discussed in Note 16.

Revenue recognition

Revenue is recognized when pervasive evidence of an agreement exists, delivery has occurred, the price to the buyer is fixed and determinable and collectability is reasonably assured.

Cost of goods sold

Cost of goods sold includes the cost of raw materials and all product manufacturing costs, purchasing and receiving costs, inspection costs, inbound freight charges, and shipping and handling costs.

Selling, general and administrative expense

Selling, general and administrative expense includes corporate and divisional headquarters costs, non-production related legal, accounting and human resource costs, research and development costs, product management and engineering costs, treasury and risk-management costs, and sales and marketing expenses. Selling, general and administrative expense also includes warehousing costs associated with the Company’s distribution networks.

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries, other than its Mexican subsidiaries, are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders’ equity, and are not included in net income until realized through sale or liquidation of the investment. The Company’s Canadian subsidiary became inactive in 2002 and its accounts are remeasured using the U.S. dollar as the functional currency for periods subsequent to December 31, 2002. The Company’s Canadian subsidiary was dissolved in 2004. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

The U.S. dollar is the functional currency of the Company’s Mexican subsidiaries. All Mexican currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses and property, plant, and equipment, which are remeasured at historical rates. Mexican currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

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

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$31,912	$10,488	$(2,443)	$877,705
Add stock-based employee compensation expense included in reported net income (loss), net of tax	2,127	1,368	74	930
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,675)	(1,729)	(80)	(1,557)
Pro forma net income (loss)	$31,364	$10,127	$(2,449)	$877,078
Net income (loss) per share:
Basic—as reported	$1.92	$0.63	$(0.15)	$40.25
Basic—pro forma	1.88	0.61	(0.15)	40.22
Diluted—as reported	1.88	0.63	(0.15)	34.43
Diluted—pro forma	1.85	0.61	(0.15)	34.40

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black Scholes option pricing model) for the years ended December 31, 2005 and 2004 and the period November 11, 2003 to December 31, 2003 was $8.60, $3.83 and $5.69, respectively. No options were granted during the period January 1, 2003 to November 10, 2003. The weighted average per share fair value of options granted at an exercise price below the fair market value in accordance with the terms of the 2003 Stock Incentive Plan during the year ended December 31, 2004 was $6.21. The 2003 Stock Incentive Plan provides that the exercise price would be the initial value of the Company’s stock on the effective date of the plan of reorganization ($10 per share) for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization.

The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31,		Period November 11 to December 31,
	2005	2004	2003
Volatility	43%	41%	60%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.08%	2.51%	2.44%
Expected life (years)	6.2	3	3

Research and development costs

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 were $4.6 million, $3.9 million, $0.5 million and $3.4 million, respectively.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 were $1.5 million, $1.0 million, $0.1 million and $1.2 million, respectively.

Insurance reserves

The Company is self-insured up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to workers’ compensation and health insurance. Under current policy arrangements, the Company has a self-insured retention of $250,000 per claim with an annual aggregate self-insured retention of $4.4 million for workers compensation coverage. The self-insured retention for employee health insurance is $150,000 per employee, spouse or combined dependent coverage. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liabilities for the claims incurred. Total reserves relating to self-insured programs amounted to $5.4 million and $5.5 million at December 31, 2005 and 2004, respectively.

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

The components of comprehensive income (loss) included in the accompanying consolidated statements of stockholders’ equity reflect the following reclassification adjustments:

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Unrealized holding gains on derivatives during the period	$5,165	$3,985	$306	$5,142
Less reclassification adjustments for gains included in net income	(3,875)	(2,424)	74	(1,445)
Net unrealized gains on derivatives	$1,290	$1,561	$380	$3,697
Foreign currency translation adjustment arising during the period	$(1,497)	$1,452	$876	$1,129
Less reclassification adjustment for amounts included in net income	(461)	—	—	(1,470)
Net foreign currency translation adjustment	$(1,958)	$1,452	$876	$(341)

The components of accumulated other comprehensive income (loss) at December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Foreign currency translation adjustment	$370	$2,328
Additional minimum pension liability, net of tax benefit of $5,090 and $2,679 at December 31, 2005 and 2004, respectively	(7,965)	(4,190)
Unrealized gain on derivatives, net of tax of $2,065 and $1,244 at December 31, 2005 and 2004, respectively	3,231	1,941
Other	3	16
	$(4,361)	$95

Concentrations of risk and allowance for doubtful accounts

At December 31, 2005 and 2004, accounts receivable from the regional Bell operating companies (“RBOCs”) and major independent telephone companies amounted to $32.2 million and $23.5 million, respectively. Additionally, accounts receivable from two North Amercian Magnet Wire and Distribution segment customers amounted to $32.9 million at December 31, 2005 and accounts receivable from one customer of Essex Nexans amounted to $22.3 million at December 31, 2005. See Note 19 for concentrations of risk within the Company’s business segments.

Accounts receivable are net of allowances for doubtful accounts of $5.2 million and $1.8 million at December 31, 2005 and 2004, respectively.

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

Use of estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the determination of reorganization value and its allocation to assets, liabilities assumed and securities issued; allocation of the purchase price to the assets acquired and liabilities assumed in the Essex Nexans Transaction; the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and obligations related to employee benefits. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the presentation used in the current period.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”, a revision of Statement 123, “Accounting for Stock Based Compensation.” Statement 123(R) supercedes APB Opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for periods beginning after December 15, 2005. The Company will apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. The Company adopted Statement 123(R) effective January 1, 2006 and and expects that the cumulative effect of the initial adoption of Statement 123(R) will not have a material impact on its results of operations or financial condition. The Company expects to recognize incremental non-cash compensation expense related to options and awards outstanding at December 31, 2005 of approximately $1.1 million in 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company on December 31, 2005 and the adoption of FIN 47 did not have a significant impact on the Company’s results of operation or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. As a result of its mandatory redemption provisions, the series A preferred stock issued by the Superior Essex Holding is classified as long-term debt and related dividends have been recorded as interest expense in accordance with Statement of Financial Accountings Standards No. 150.

In November 2004, the FASB issued Statement 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” specified in ARB No. 43. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt Statement 151 effective January 1, 2006 and does not expect that adoption of Statement 151 will have a material effect on its financial position or results of operations.

3. Inventories

At December 31, 2005 and 2004, the components of inventories are as follows:

	2005	2004
	(in thousands)
Raw materials	$32,530	$16,034
Work in process	56,304	31,509
Finished goods	207,280	135,489
	296,114	183,032
LIFO reserve	(57,759)	(22,163)
	$238,355	$160,869

Inventories valued using the LIFO method amounted to $119.7 million and $78.8 million at December 31, 2005 and 2004, respectively. The adoption of fresh start reporting resulted in the elimination of the LIFO reserve as of November 10, 2003.

During 2005 certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income by $0.3 million in 2005.

4. Property, plant and equipment

At December 31, 2005 and 2004, property, plant and equipment consists of the following:

	2005	2004
	(in thousands)
Land and land improvements	$12,945	$13,243
Buildings and improvements	40,694	36,316
Machinery and equipment	228,609	209,874
Capitalized software	5,004	2,864
	287,252	262,297
Less accumulated depreciation	46,520	23,078
	$240,732	$239,219

Depreciation and amortization expense for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 was $21.8 million, $21.1 million, $2.6 million and $25.1 million, respectively, including amortization of capitalized software of $0.8 million, $0.6 million, $0.1 million and $0.5 million, respectively.

5. Intangible and other long-term assets

At December 31, 2005 and 2004 intangible and other long-term assets are summarized as follows:

	2005	2004
	(in thousands)
Amortizing intangible assets, net	$28,284	$29,468
Deferred financing costs	7,077	7,119
Deferred income taxes	4,886	—
Other	5,674	5,182
	$45,921	$41,769

Acquired amortizing intangible assets at December 31, 2005 and 2004 are summarized as follows:

	2005		2004		Weighted
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Average Amortization Period
Customer base	$27,924	$2,405	$28,145	$810	17.5 years
Other	3,411	646	2,289	156	16.9 years
	$31,335	$3,051	$30,434	$966	17.4 years

Aggregate amortization expense for amortizing intangible assets for the years ended December 31, 2005 and 2004 was $2.1 million and $1.0 million, respectively. Estimated amortization expense for the next five years is: $2.1 million in 2006, $2.1 million in 2007, $2.1 million in 2008, $1.9 million in 2009, and $1.6 million in 2010.

6. Acquisitions and Dispositions

Essex Nexans

On October 21, 2005, the Company acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans, a French holding company, combining the Company’s U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses (the “Essex Nexans Transaction’’). The Company owns 60% of the joint venture and Nexans has a 40% minority ownership. The Company believes the acquisition will enhance its ability to serve its global customer base, provide synergies with respect to its U.K. magnet wire business and increase its geographic diversification. In accordance with the Contribution and Formation Agreement (the “Agreement”) governing the transaction, the following transactions were consummated at or prior to the October 21, 2005 closing:

•       The Company contributed net cash of $17.7 million (€14.8 million) and the common stock of its U.K. magnet wire business for equity of Essex Nexans.

•       Essex Nexans entered into a $41.8 million (€35.0 million) financing arrangement with a 3rd party financial institution, $23.9 million (€20.0 million) of which was drawn down at closing to partially fund the purchase of Nexans’ magnet wire and enamel business.

•       Essex Nexans purchased Nexans’ European magnet wire and enamel businesses for a net $41.6 million (€34.8 million) in cash, issuance of a $13.5 million (€11.3 million) subordinated note in favor of Nexans and a 40% equity interest in Essex Nexans.

The Agreement provides for certain post-closing adjustments based on the final net book values of the acquired net assets. If the net book value of Nexans’ contribution is more than €64 million but less than €65 million, based on the final net book values of acquired net assets as of the closing date, the Company shall pay in cash to Nexans 60% of such excess. If the net book value of Nexans’ contribution is more than €65 million but less than or equal to €71 million, then Essex Nexans shall pay an additional amount to Nexans equal to 100% of such excess. If the net book value of Nexans’ contributions is more than €71 million, Nexans will also receive a promissory note issued by a subsidiary of Essex Nexans of up to €2 million payable at the end of one year, subject to meeting certain liquidity conditions. There are similar adjustment provisions with respect to the net book value of the contributions of the Company.

The aggregate cost of the acquisition was approximately $29.0 million. The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing certain asset and liability valuations as well as the post-closing adjustments discussed above; thus the allocation of the acquisition cost is subject to refinement and adjustment.

Current assets	$148,105
Property, plant and equipment	5,329
Intangible and other long-term assets	4,903
Total assets acquired	158,337
Current liabilities	(89,796)
Long-term debt	(15,032)
Other long-term liabilities	(7,714)
Total liabilities assumed	(112,542)
Minority interest	(16,803)
Net assets acquired	$28,992

The Agreement provides for the Company to pay additional contingent cash consideration to Nexans of up to $3.6 million (€3.0 million) if Essex Nexans achieves certain specified levels of Adjusted EBITDA (as defined in the Agreement) for the year ended December 31, 2006. The preliminary fair value of the net assets acquired exceeded the purchase price and therefore the full amount of the contingent payment has been accrued by the Company as of October 21, 2005.

At any time following the one-year anniversary of the closing of the transaction, the Company will have the option to purchase Nexans’ 40% interest in Essex Nexans at a price equal to Nexans’ initial allocated equity value plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement between the Company, Nexans and Essex Nexans) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions. The call price may be increased by up to $2.4 million (€2.0 million) if Essex Nexans achieves at least $10.7 million (€9.0 million) of Adjusted EBITDA for the year ended December 31, 2006. Furthermore, if the Company exercises the call option on or after September 30, 2008, the call price may be increased by up to $11.9 million (€10 million) provided Essex Nexans achieves certain specified levels of EBITDA in 2008, 2009 or 2010. The call price is payable only in cash.

Nexans will have the right to require the Company to purchase its 40% interest in Essex Nexans at the call price, but only if Adjusted EBITDA of Essex Nexans exceeds $16.6 million (€14.0 million) in 2008, 2009 or 2010. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At the Company’s option, the put price may be paid in cash by the Company or Essex Nexans or by issuance of the Company’s common stock (or a combination thereof). If the Company elects to pay the put price in Company common stock, the portion of the put price payable in common stock of the Company is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of the outstanding common stock of the Company, with any excess put price payable in cash. Furthermore, the portion of the put price paid in common stock of the Company will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

In connection with the transaction, Essex Nexans entered into several agreements with the Company and Nexans or their affiliates to provide certain services and products (see Note 18). Additionally, the shareholders agreement contains non-compete provisions which preclude the Company or Nexans from competing with Essex Nexans in certain specified countries primarily in Europe for a period of three years from the closing.

The transaction has been accounted for as a purchase of the Nexans magnet wire and enamel businesses and a partial sale of the Company’s U.K. subsidiary. The Company recognized a net pre-tax loss of $0.5 million in the fourth quarter of 2005 related to the partial sale. The operations of Essex Nexans have been included in the consolidated results of operations of the Company from the date of acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the transaction had occurred at January 1, 2004:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net sales	$2,101,898	$1,777,379
Net income	34,895	16,285
Net income per share:
Basic	2.10	.99
Diluted	2.06	.98

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transaction been consummated as of January 1, 2004, nor is it intended to be a projection of future results

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration of $83.1 million including a contingent payment of $10 million which was made in March 2005. The equipment acquired from Belden in its communications wire and cable business has been deployed in the communications cable segment. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The allocation of the purchase price is summarized as follows (in thousands):

Cash purchase price	$83,057
Acquisition costs	1,740
$84,797
Allocated to:
Inventory	34,443
Machinery and equipment	22,209
Intangible asset—customer base	28,145
$84,797

The customer base intangible asset is being amortized on a straight-line basis over 17 1/2 years. Amortization for the years ended December 31, 2005 and 2004 was $1.6 million and $0.8 million, respectively. The Company installed the machinery and equipment acquired in the Belden Asset Acquisition in certain of its manufacturing plants to replace certain existing machinery and equipment. As a result, machinery and equipment with a net book value of approximately $2.2 million at June 1, 2004 was taken out of service through the second quarter of 2005. Accordingly, the Company revised the estimated depreciable lives of the  replaced machinery and equipment resulting in additional depreciation charges included in cost of goods sold of $0.4 million and $1.8 million during the years ended December 31, 2005 and 2004, respectively. Additionally, the Company incurred approximately $2.1 million of plant employee training costs for acquisition-related production capacity expansion which have been included in cost of goods sold in the accompanying statement of operations for the year ended December 31, 2004.

Nexans Asset Acquisition

On September 7, 2004, Essex Group acquired certain assets from Nexans Magnet Wire USA Inc., a wholly-owned subsidiary of Nexans. Under the terms of the purchase agreement, Essex Group acquired substantially all inventory associated with Nexans’ U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The assets acquired are used in the North American magnet wire and distribution business. The total purchase price for the acquisition was $11.6 million. The allocation of the purchase price is summarized as follows (in thousands):

Cash purchase price	$11,555
Acquisition costs	728
$12,283
Allocated to:
Inventory	9,877
Other current assets, net	177
Intangible asset	2,229
$12,283

US Seal Disposition

On March 4, 2005, the Company sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting the business conducted by the Company under the US Seal trade name for a net total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million in 2004. In connection with the sale, the Company also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. The Company believes the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line and accordingly, the disposition is not reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets and EITF Issue No. 03-13. The US Seal product line is included in the North American magnet wire and distribution segment.

7. Short-term borrowings and financing arrangements

At December 31, 2005 and 2004 short-term borrowings consist of the following:

	2005	2004
	(in thousands)
Senior secured revolving credit facility	$13,049	$30,000
Essex Nexans factoring agreement	21,070	—
Other	—	785
	$34,119	$30,785

Superior Essex

Superior Essex Communications and Essex Group Inc. are borrowers under a  $175 million senior secured revolving credit facility with a $25 million sublimit for letters of credit. Interest accrues on outstanding borrowings at an annual rate equal to, at the Company’s option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.75% to 2.75% for LIBOR loans and 0.25% to 1.25% for base rate loans. The applicable margin as of December 31, 2005 is 1.75% for LIBOR loans and 0.25% for base rate loans. The weighted average interest rate was 6.87% and 4.2% at December 31, 2005 and 2004, respectively. Obligations under the senior secured revolving credit facility are secured by substantially all of the Company’s tangible and intangible assets. Availability under the senior credit facility is subject to a borrowing base equal to the lesser of (1) $175 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages of eligible accounts receivable and eligible inventory are each subject to decrease in the reasonable credit judgment of the lender. At December 31, 2005, the applicable percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $70 million or (b) the lesser of (x) 65% of the value of the eligible inventory and (y) 85% multiplied by the net orderly liquidation value percentage then applicable multiplied by the value of the eligible inventory. The specified reserves that reduce availability are not fixed and may be imposed by the administrative agent of the revolving credit facility in its reasonable credit judgment. Current reserves include a rent reserve related to property on which collateral is located. On July 15, 2005, the senior secured revolving credit facility was amended. The amendment, among other things, increased the amount of permitted consigned inventory from $30 million to $50 million and expanded the locations at which consigned inventory may be located. The amendment exempts up to $25 million of the total $50 million of permitted consigned inventory from the requirement for filing a financing statement under the Personal Property Security Act (as in effect in any Province of Canada other than the Province of Quebec) or the UCC. The senior secured revolving credit facility was further amended in October 2005 to permit the transactions consumated in connection with the acquisition of Nexans’ European magnet wire and enamel businesses and authorize the investment of up to $30.0 million in the joint venture (see Note 6)

If borrowing availability under the senior secured revolving credit facility falls below $15 million for any period of two consecutive days, the borrowers will be required to maintain a ratio of 1.1 to 1 of (a) the consolidated EBITDA of the borrowers minus capital expenditures, foreign investments, tax distributions and pension contributions to (b) all principal and cash interest payments on specified debt of the borrowers. The Company is obligated to pay an unused commitment fee of 0.5% per annum on the unused amount of the maximum committed amount and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. The senior secured revolving credit facility also contains covenants that limit the Company’s and its subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on the Company’s property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Under the terms of the senior secured revolving credit facility, Superior Essex Communications and Essex Group may not declare or make any distributions to the Company except for distributions made for the payment of certain corporate operating expenses, income taxes and certain other specified costs. Undrawn availability (after considering outstanding letters of credit of $2.1 million) on December 31, 2005 amounted to $159.9 million. The senior secured revolving credit facility matures in November 2007, however in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the revolving credit facility have been classified as a current liability.

The Company enters into interest rate cap agreements in order to limit the effect of changes in interest rates on borrowings under the revolving credit facility (See Note 16). Amounts currently due to or from interest rate cap counterparties are recorded in interest expense in the period in which they accrue.

In October 2005, Essex Nexans entered into a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables. Interest is payable on the net outstanding advances at the European Overnight Index Average rate plus .47% per annum (2.72% at December 31, 2005). The amount of advances available to Essex Nexans is limited to 90% (80% if EBITDA is less than zero for any year, equity  of the joint venture is 10% or less of total assets or social charges exceed 5% of sales) of assigned receivables up to a maximum of $41.5 million (€35 million). Accounts receivable at December 31, 2005 include $58.4 million of receivables which have been assigned to the Factor. Undrawn availability under the agreement was $13.4 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither the Company nor any of its domestic subsidiaries are guarantors under the factoring agreement.

Essex Nexans has been designated an unrestricted subsidiary under the indenture governing the 9% senior notes and is not considered a subsidiary for purposes of the senior secured revolving credit facility.  As a result, creditors of Essex Nexans may not have recourse to any assets of Superior Essex or its other subsidiaries, and Essex Nexans has no responsibility for debts or obligations incurred by Superior Essex or its other subsidiaries.  Transactions with Essex Nexans, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions must also satisfy affiliate transaction tests.  Further, operating profit from Essex Nexans is not generally included in determining whether financial tests for the 9% senior note indenture and senior secured revolving credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to Superior Essex.

Superior TeleCom

In connection with its filings for relief under Chapter 11 of the Bankruptcy Code, Superior TeleCom received bankruptcy court approval of a $100 million (with a sub-limit of $15 million in letters of credit) debtor-in-possession financing facility (the “DIP Credit Facility”) in order to refinance its accounts receivable securitization facility and to provide liquidity during the reorganization process. The DIP Credit Facility also provided for adequate protection payments to certain pre-petition lenders in an amount representing Superior TeleCom’s 2002 income tax refunds received in 2003 and monthly payments commencing April 1, 2003 in an amount not to exceed $1.5 million per month. Superior TeleCom paid monthly adequate protection payments of $1.0 million on April 1, May 1, June 1, and November 1, 2003. The adequate protection payments reduced the amount of the pre-petition lenders’ allowed claim with respect to pre-petition indebtedness. Additionally, Superior TeleCom received income tax refunds of approximately $58.1 million in May 2003 and, as contemplated by an existing Bankruptcy Court order, applied this amount to the reduction of pre-petition indebtedness.

Borrowings under the DIP Credit Facility bore interest at the prime rate plus 2.5% or, at Superior TeleCom’s option, at the LIBOR rate plus 3.5%. Superior TeleCom was obligated to pay an unused commitment fee of 1% per annum on the unused amount of the maximum committed amount and a fee of 3.5% per annum on the outstanding face amount of outstanding letters of credit. The DIP Credit Facility was fully repaid on the effective date of the plan of reorganization.

8. Accrued Expenses

At December 31, 2005 and 2004 accrued expenses consists of the following:

	2005	2004
	(in thousands)
Accrued compensation, pension obligations and other benefits	$29,143	$16,807
Accrued interest	5,121	5,090
Accrued income taxes	15,112	10,396
Accrued self insurance costs	5,367	5,500
Accrued purchase consideration (Note 6)	4,587	10,000
Customer deposits on returnable containers	11,289	—
Deferred income taxes	4,520	—
Other	17,287	9,713
	$92,426	$57,506

9. Long-term Debt

At December 31, 2005 and 2004, long-term debt consists of the following:

	2005	2004
	(in thousands)
9% senior notes, net of discount of $5,987 and $6,656 at December 31, 2005 and 2004, respectively	$251,113	$250,444
Series A redeemable preferred stock	5,000	5,000
8.975% subordinated note of Essex Nexans	13,416	—
Other	10,196	7,000
	279,725	$262,444
Less current portion of long-term debt	499	—
	$279,226	$262,444

Superior Essex

As described in Note 1 above, as of the effective date of the plan of reorganization, $145 million principal amount of 9 1/2% senior notes of Superior Essex Communications and Essex Group, and 5 million shares of series A preferred stock, par value $1 per share, of Superior Essex Holding, were issued to creditors of Superior TeleCom in accordance with the plan of reorganization.

The 9 1/2% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $145 million due in November 2008, with interest payable semi-annually in cash at a rate of 9 1/2%. On April 29, 2004 the Company redeemed the senior notes with the proceeds from a Rule 144A private placement offering, completed on April 14, 2004, of $257.1 million of 9% unsecured senior notes due April 2012 (the “9% senior notes”). Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million resulting in an effective interest rate of 9 1/2%. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition.

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

The Company may also redeem up to 40% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control of the Company or certain of its subsidiaries, as specified in the indenture governing the 9% senior notes, holders of the 9% senior notes will have the right to require the Company to purchase all or a portion of the outstanding 9% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

Simultaneously with the sale of the 9% senior notes on April 14, 2004, the issuers entered into a registration rights agreement with the initial purchasers of the 9% senior notes requiring them to use their reasonable best efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 9% senior notes for registered notes with substantially identical terms. An initial registration statement was filed with respect to this exchange offer with the SEC on August 2, 2004 which, as amended, was declared effective on September 1, 2004. The exchange offer expired on October 5, 2004. The entire $257.1 million principal amount of the 9% senior notes was tendered prior to the expiration of the exchange offer and exchanged for an equal amount of registered notes with substantially identical terms.

The indenture governing the 9% senior notes contains covenants which restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of its assets. Approximately one-half of the Company’s retained earnings are restricted from the payment of dividends under the terms of the indenture. The indenture governing the 9% senior notes was amended in September  2005 to allow for the transactions consumated in connection with the Nexans acquisition (see Note 16). The Company paid $1.6 million to the noteholders in October 2005 in connection with the amendment which is being amortized over the remaining term of the 9% senior notes.

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

The subordinated note of Essex Nexans payable to Nexans is unsecured and bears interest at 8.975% per annum payable quarterly. A total of $4.5 million (€3.8 million) in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if the Company exercises its call option to purchase Nexans’ minority interest in Essex Nexans (see Note 6). The subordinated note is not guaranteed by the Company or any of its domestic subsidiaries.

Other debt at December 31, 2005 and 2004 consists primarily of a $7 million sale/leaseback finance obligation with a one-time purchase option with respect to one of the Company’s manufacturing facilities exercisable during the period December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair value of the leased property.

The fair value of the Company’s long-term debt at December 31, 2005 and 2004 was approximately $280.5 million and $278.3 million, respectively, based primarily on trading activity.

The aggregate contractual principal maturities of long-term debt for the five years subsequent to December 31, 2005 are as follows:

Year	Amount (in thousands)
2006	$499
2007	387
2008	387
2009	11,861
2010	10,600
Thereafter	262,100
$285,834

Superior TeleCom

Superior TeleCom’s principal pre-petition long-term debt agreements included a senior credit facility comprised of a revolving credit facility along with a term loan A and a term loan B, all of which were governed by an Amended and Restated Credit Agreement (the “Pre-Petition Credit Agreement”) and outstanding senior subordinated notes. The revolving credit facility under the Pre-Petition Credit Agreement allowed for borrowings by Superior TeleCom’s subsidiaries (other than Superior Israel) of up to $225 million in the aggregate (subject to reductions in 2002 which limited total borrowings to $214 million). Prior to Superior TeleCom’s bankruptcy filing, the revolving credit facility was due to mature on May 27, 2004. The senior subordinated notes included a $120 million term note A and an $80 million term note B which were due in 2007. As discussed in Note 1, all amounts outstanding under the Pre-Petition Credit Agreement and the senior subordinated notes were cancelled on November 10, 2003 in accordance with the terms of the plan of reorganization.

10. Trust Convertible Preferred Securities

On March 31, 1999, Superior Trust I (the “Trust”), a trust in which Superior TeleCom owned all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities (“Trust Convertible Preferred Securities”) with a liquidation value of $50 per share. The sole assets of the Trust were Superior TeleCom’s 8 1/2% Convertible Subordinated Debentures (“Convertible Debentures”) with an aggregate principal amount of $171.8 million at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014.

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

11. Income (loss) per share

The computation of basic and diluted income (loss) per share for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 is as follows:

	Superior Essex Inc.
	Year Ended December 31, 2005			Year Ended December 31, 2004
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share	$31,912	16,653	$1.92	$10,488	16,526	$0.63
Effect of dilutive securities:
Restricted stock awards		150		—	94
Stock options		170		—	56
Diluted net income per common share	$31,912	16,973	$1.88	$10,488	16,676	$0.63

	Superior Essex Inc.			Superior TeleCom Inc.
	Period November 11, 2003 to December 31, 2003			Period January 1, 2003 to November 10, 2003
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share data)
Basic net income (loss) per common share	$(2,443)	16,500	$(0.15)	$877,705	21,809	$40.25
Dilutive impact of 8 1/2% Convertible Debentures	—	—		5,050	3,831
Diluted net income (loss) per common share	$(2,443)	16,500	$(0.15)	$882,755	25,640	$34.43

The basic and diluted income(loss) per share amounts for years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 are computed by dividing the applicable statement of operations amount by the weighted average shares outstanding. As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of Superior TeleCom common stock. None of the Company’s or Superior TeleCom’s stock options or unvested restricted stock awards outstanding have been included in the computation of diluted income(loss) per share for periods prior to 2004 because to do so would be antidilutive. A total of 924,411 and 1,096,374 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the years ended December 31, 2005 and 2004, respectively.

12. Stock based compensation plans

In connection with the plan of reorganization, the Company adopted the Superior Essex Inc. 2003 Stock Incentive Plan (the “2003 Plan”) pursuant to which a committee of the Company’s board of directors may grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan authorized grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options under the 2003 Plan could be granted with an exercise price less than, equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted under the 2003 Plan could not exceed 10 years.

In the first quarter of 2004, in connection with emergence of its business from reorganization, the Company granted to certain of its employees and directors options to acquire common stock of the Company at an exercise price of $10.00 per share (the “Original Options”). The 2003 Plan authorized the issuance of options granted prior to May 10, 2004 at an exercise price of $10.00 per share, the fair market value of the Company’s common stock at the time of emergence from reorganization. The fair market value of the Company’s stock on the various grant dates of the Original Options was in each case higher than $10.00 (ranging from $13.00 to $15.75). In 2005, Section 409A was added to the Internal Revenue Code to govern nonqualified deferred compensation plans, including nonqualified stock options that do not meet certain criteria. Due to the lower-than-market-value exercise price, the Original Options vesting after December 31, 2004 were not exempted from the application of Section 409A and unless amended to comply with Section 409A would have resulted in immediate taxation to the holder, plus substantial penalties and interest. Consequently, in order to avoid these unforeseeable and unintended results, and in accordance with transition relief specified in IRS and Treasury Notice 2005-1 and proposed regulations under Section 409A issued in September 2005, the Board of Directors of the Company in November 2005 approved an amendment to 494,650 of the Original Options to increase the exercise price to the fair market value of the Company’s common stock on the grant dates of the Original Options (the “Amended Options”). In order to compensate the holders of the Amended Options for the increase in exercise price, the Board of Directors also approved a grant of 118,365 shares of restricted stock of the Company having a value as of the close of business on November 1, 2005 approximately equal to the amount by which the exercise price of the Amended Options was increased, rounding to the nearest whole number of shares. These shares of restricted stock will vest prorata on or about the dates the Amended Options will vest. As a result of the modification to the Original Options and the concurrent restricted stock award the Company recognized additional stock-based compensation expense of $0.8 million in the fourth quarter of 2005.

In May 2005 the shareholders of the Company approved the Superior Essex Inc. 2005 Incentive Plan (the “2005 Plan”) pursuant to which a committee of the Company’s board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend and interest equivalents and cash-based awards to eligible employees, officers, non-employee directors and consultants. Stock options can be granted under the 2005 Plan with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted may not exceed 10 years. A total of 500,000 shares of common stock are reserved for issuance under the 2005 Plan. In addition, unissued awards and any shares underlying currently outstanding options granted under the 2003 Plan which expire unexercised are available for issuance under the 2005 Plan. As a result of adoption of the 2005 Plan, no further grants or awards may be made pursuant to the 2003 Plan.

Superior Telecom sponsored several stock based compensation plans. As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Superior TeleCom, as well as all options, warrants and related rights to purchase or otherwise receive shares of Superior TeleCom common stock.

The following table summarizes stock option activity for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003:

	Shares Outstanding	Weighted Average Exercise Price
Superior TeleCom Inc.:
Outstanding at December 31, 2002	4,185,565	$2.89
Canceled	(4,185,565)	2.89
Granted	—
Outstanding at November 10, 2003	—

	Shares Outstanding	Weighted Average Exercise Price
Superior Essex Inc.:
Outstanding at November 11, 2003	—
Granted	42,000	$10.00
Outstanding at December 31, 2003	42,000	10.00
Granted	866,750	10.53
Cancelled	(20,000)	10.00
Outstanding at December 31, 2004	888,750	10.52
Granted	259,400	17.81
Exercised	(85,800)	10.13
Original options subject to Section 409A	(494,650)	10.00
Amended options subject to Section 409A	494,650	14.07
Cancelled	(3,350)	10.00
Outstanding at December 31, 2005	1,059,000	$14.24

Information with respect to stock-based compensation plan stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$10.00	192,000	7.9	$10.00	177,996	$10.00
$13.00-$14.40	411,700	8.2	13.44	184,800	13.39
$15.25-$18.14	455,300	8.8	16.75	10,577	15.80

Pursuant to an employment agreement, a total of 330,000 shares of restricted stock valued at $10 per share were granted to the Company’s Chief Executive Officer in the period November 10, 2003 to December 31, 2003. The restricted stock award vests at the rate of 12.5% of the shares granted at the end of each six-month period commencing on November 10, 2003. During the first quarter of 2004, the Company awarded 150,000 shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards vest after 7 years with earlier vesting after 3 years if the Company’s stock price exceeds certain specified levels for a period of 20 consecutive trading days. The initial stock price targets were met in January 2005 and one third of these awards will vest in November 2006. An additional 40,000 shares of restricted stock with a weighted average per share value at the date of award of $15.25 were granted during the first quarter of 2004 to other members of management. These shares vest 50% after three years and 50% after five years. A total of 13,694 shares of restricted stock with a weighted average per share value of $13.75 were awarded to certain employees in the third and fourth quarters of 2004 and were fully vested as of December 31, 2004. A total of 30,000 and 15,000 shares of restricted stock with a weighted average per share value at the date of award of $16.28 and $17.95, respectively, were awarded to the Company’s independent directors in May 2005 and November 2004. These awards vest ratably over three years. A total of 12,000 shares of restricted stock with a weighted average per share value at the date of award of $16.51 were awarded to certain of the Company’s executive officers in April 2005. These restricted stock awards vest after 4 years with immediate vesting with respect to 50% of the awards if the Company’s stock price exceeds certain specified levels for a period of 20 consecutive trading days.

In October 2005, the Company’s Board of Directors approved the Amended and Restated Director Compensation Plan (the “Directors’ Plan”), a subplan of the 2005 Plan. The Directors’ Plan provides for the payment of an annual cash retainer to the Company’s directors. In addition to the cash compensation, the Directors’ Plan provides for annual equity awards to non-employee directors in the form of restricted stock units (“RSUs”). The amount of RSUs granted annually will be approximately equal in value to the basic annual cash retainer (currently $40,000), and each RSU will represent the right to receive one share of Company common stock. The RSUs will vest on the earlier of (i) one year from the date of grant, (ii) the director’s death, disability or retirement, or (iii) the director leaving the Board within one year after a change in control. If the director leaves for any other reason prior to the end of one year, a pro rata portion of the RSUs will vest. The Directors’ Plan provides that the directors may elect to receive all or a portion (in 25% increments) of their total annual cash retainer in the form of stock options or RSUs. The vesting provisions for such elective equity awards are the same as the comparable provisions for the annual RSUs. A total of 2,060 RSUs were granted under the Directors’ Plan in 2005.

Total compensation expense related to all stock based compensation plans for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 was $3.5 million, $2.2 million, $0.1 million and $0.9 million, respectively.

13. Employee benefits

Pension and postretirement benefits

Superior TeleCom and its subsidiaries sponsored several defined benefit pension plans which were assumed by the Company pursuant to the plan of reorganization. The defined benefit pension plans generally provide for payment of benefits, commencing at retirement (between the ages of 50 and 65), based on the employee’s length of service and earnings. In connection with implementation of the plan of reorganization, benefit accruals for U.S. salaried employees and non-union hourly employees were frozen effective January 22, 2004. The impact of the freeze has been reflected in the change in the benefit obligation for the period January 1, 2003 to November 10, 2003. The pension plan sponsored by the Company’s U.K. subsidiary was closed to new entrants in June 2004. In 2004 the Company settled its previously terminated Canadian defined benefit pension plan resulting in the payment of benefits from the plan of approximately $9.0 million.

In July 2004, the Company’s board of directors approved the adoption of an unfunded supplemental executive retirement plan (the “SERP”). The SERP is designed to provide benefits to certain specified members of management commencing at retirement (between the ages of 55 and 65) based on the employee’s length of service and compensation.

In connection with the acquisition of Nexans’ European magnet wire business, the Company assumed the defined benefit pension obligations for active employees of the joint venture’s French and German subsidiaries. These plans are unfunded and generally provide for benefits based on the employee’s length of service and earnings.

The Company provides for postretirement employee health care and life insurance benefits for a limited number of its U.S. employees. The Company has established a specified amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the years ended December 31, 2005 and 2004 are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans
	U.S. Plans		Non U.S. Plans		Post-Retirement Health Care Benefits
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$116,986	$109,627	$16,542	$23,309	$2,960	$2,915
Service cost	1,867	932	423	465	58	48
Interest cost	6,488	6,296	881	795	162	140
Actuarial loss (gain)	2,815	3,612	2,734	897	9	(205)
Impact of foreign currency exchange	—	—	(1,984)	1,127	—	—
Employee contributions	—	—	162	163	—	—
Benefits paid	(4,212)	(4,377)	(426)	(10,214)	(70)	(31)
Amendments	—	896	—	—	—	93
Essex Nexans plans (Note 6)	—	—	5,540	—	—	—
Benefit obligation at end of period	123,944	116,986	23,872	16,542	3,119	2,960
Change in plan assets:
Fair value of plan assets at beginning of period	83,047	75,588	15,128	20,586	—	—
Actual return on plan assets	3,230	1,933	3,134	1,199	—	—
Employer contributions	3,948	9,903	162	2,340	70	31
Employee contributions	—	—	162	163	—	—
Impact of foreign currency exchange	—	—	(1,783)	1,054	—	—
Benefits paid	(4,212)	(4,377)	(426)	(10,214)	(70)	(31)
Fair value of plan assets at end of period	86,013	83,047	16,377	15,128	—	—
Funded status	(37,931)	(33,939)	(7,495)	(1,414)	(3,119)	(2,960)
Unrecognized actuarial (gain) loss	13,166	6,962	1,043	507	(187)	(196)
Unrecognized prior service cost	790	864	—	—	81	88
Net amount recognized	$(23,975)	$(26,113)	$(6,452)	$(907)	$(3,225)	$(3,068)
Amounts recognized in the consolidated balance sheets at year end:
Accrued benefit liability	$(36,855)	$(33,343)	$(6,745)	$(907)	$(3,225)	$(3,068)
Intangible asset	—	361	—	—	—	—
Accumulated other comprehensive income	12,880	6,869	293	—	—	—
Net amount recognized	$(23,975)	$(26,113)	$(6,452)	$(907)	$(3,225)	$(3,068)

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Projected benefit obligation	$129,929	$116,986
Accumulated benefit obligation	128,009	116,390
Fair value of plan assets	86,013	83,047

The defined benefit pension plan weighted average asset allocations by asset category at December 31, 2005 and 2004 are as follows:

	2005	2004
Asset category:
Equity securities
U.S. plans	—%	42%
Non U.S. plans	91	91
Fixed income investments:
U.S. plans	17	37
Non U.S. plans	9	9
Cash equivalents:
U.S. plans	83	15
Non U.S. plans	—	—
Other:
U.S. plans	—	6
Non U.S. plans	—	—

Pension plan assets for the U.S. defined benefit plans are managed by an investment committee. The investment committee has engaged an investment consultant to provide advice on the investment program and assist in developing investment policy and selecting outside investment managers. In December of 2005 the Company adopted two distinct investment strategies for its U.S. plans: a global investment strategy and a domestic investment strategy together seeking long-term appreciation and consistency of total portfolio returns with a target average return of 6%-8% compounded annually over a five-year rolling time frame. At December 31, 2005, the plan assets were in the process of being transferred to the new investment strategy and therefore a large portion of the assets consisted of cash equivalents pending implementation of the new investment strategy. The global strategy consists of investments in the UBS Global Securities Collective Fund which invests primarily in equity, debt and money market instruments in global market sectors around the world. The targeted asset allocation of the UBS Global Securities Collective Fund is 65% equities (+/- 30%) and 35% bonds (+/- 30%). The domestic investment strategy consists of investments in actively managed index funds that integrate asset allocation strategies across U.S. domestic capital markets. The targeted asset allocation of the domestic investment strategy is 60% equities (range of +/- 30%), 39% bonds (range of 0% to +30%) and 1% cash equivalents (range of 0% to 50%). Prior to December 2005, the investment policy was designed to seek long-term appreciation with a target average return of 8% compounded annually over a five-year moving time frame and provided for the following targeted asset allocation ranges: equity investments of 40-60%; fixed income investments of 25-50%; cash equivalents of 3-10%; and alternative investments (hedge funds) of 5%.

Pension assets for the Company’s U.K. defined benefit plan are managed by the plan trustees in consultation with investment advisors. The investment policy seeks to outperform various broad market indices by 1%. The investment policy provides for the following targeted asset allocation ranges: equity investments of 70-80% and fixed income investments of 20-30%.

The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 are presented below:

	Defined Benefit Pension Plans
	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,290	$1,397	$163	$2,423
Interest cost	7,369	7,091	1,079	6,302
Expected return on plan assets	(7,721)	(7,180)	(1,045)	(5,021)
Amortization of prior service cost	75	31	—	38
Actuarial loss	5	—	—	925
Total	$2,018	$1,339	$197	$4,667

	Post-Retirement Health Care Benefits
	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$58	$48	$10	$45
Interest cost	162	140	30	145
Amortization of prior service cost	7	4	—	—
Actuarial (gain) loss	—	(2)	—	33
Total	$227	$190	$40	$223

The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2005, 2004 and 2003 were determined based upon the following weighted average assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	2005	2004	2003	2005	2004	2003
U.S. Plans:
Discount rate	5.5%	5.6%	6.0%	5.5%	5.6%	6.0%
Increase in future compensation	5.0	5.0	N/A	N/A	N/A	N/A
Non U.S. Plans:
Discount rate	4.6	5.3	5.4	N/A	N/A	N/A
Increase in future compensation	2.9	2.9	2.7	N/A	N/A	N/A

The assumption regarding increases in future compensation with respect to the U.S. plans relates to the SERP only.

The net periodic benefit cost of the defined benefit pension plans was determined using the following weighted average assumptions:

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11 to December 31, 2003	Period January 1 to November 10, 2003
U.S. Plans:
Discount rate	5.60%	6.00%	6.75%	6.75%
Expected return on plan assets	8.00	8.00	8.00	8.00
Increase in future compensation	5.00	5.00	N/A	3.00
Non U.S. Plans:
Discount rate	5.12	5.40	5.60	5.60
Expected return on plan assets	7.70	7.70	6.75	6.75
Increase in future compensation	2.91	2.70	2.90	2.90

To determine the long-term rate of return on pension assets, the Company considers the current and expected plan asset allocation, as well as historical and expected returns on various categories of plan assets.

Benefit payments under the Company’s defined benefit pension plans and post-retirement health care benefit plan, which reflect expected future service, are expected to be paid as follows:

Year	Defined Benefit Pension Plans	Post-Retirement Health Care Benefits
	(in thousands)
2006	$4,941	$79
2007	5,201	98
2008	5,517	116
2009	5,832	142
2010	6,097	157
2011 through 2015	41,231	1,007

The Company expects to contribute $8.7 million to its defined benefit pension plans in 2006.

Pursuant to the plan of reorganization the Company assumed several 401K defined contribution plans sponsored by Superior TeleCom and its subsidiaries covering substantially all U.S. employees. The plans provide for limited company matching of participants’ contributions. The Company’s or Superior TeleCom’s contributions for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 were $3.2 million, $2.6 million, $0.2 million and $1.6 million, respectively.

Employee retention plans

In connection with the bankruptcy proceedings, Superior TeleCom filed a motion seeking approval of the implementation of a key employee retention plan and related programs. The Bankruptcy Court approved the following programs: (1) Key Employee Retention Plan (the “KERP”), (2) Cash Incentive Bonus Pool Plan (the “CIBP”), (3) Change in Control Severance Pay Plan (the “CIC Plan”), and (4) Severance Pay Plan (the “Severance Plan”). These plans were assumed by the Company pursuant to the plan of reorganization.

The KERP provided 26 participants with the right to receive a one-time stay bonus based on a specified percentage of the participant’s base salary. Payments under the KERP were made in three installments: the first installment equal to 25% of the stay bonus was made on May 1, 2003, the second installment equal to 37.5% of the stay bonus was made on September 4, 2003, and the final installment equal to 37.5% of the stay bonus was made on May 10, 2004.

The CIBP provided 125 employees not participating in the KERP with the right to receive a one-time annual incentive bonus, generally payable in a single installment on or about January 1, 2004, based on a specified percentage of the participant’s base salary. Continued employment through January 1, 2004 was the only condition to receive the bonus.

The Severance Plan provided approximately 1,000 employees with the right to receive a severance benefit based on a specified percentage of the participant’s base salary in the event that the participant’s employment was terminated by the Company without “cause.” The severance plan was terminated by the Company in November 2004.

The CIC Plan provided seven employees with the right to receive a severance benefit, in lieu of any severance benefits otherwise payable under the Severance Plan, based on a specified percentage of the participant’s base salary and target performance bonus in the event that the participant’s employment was terminated by the Company without “cause” or by the participant for “good reason” during the period commencing on a “change in control” (which does not include confirmation of the plan of reorganization) and ending on the first anniversary thereof. No amounts were paid under the CIC Plan which expired in May 2004.

A total of $1.2 million, $0.8 million and $6.4 million related to the plans described above was expensed during the year ended December 31, 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003, respectively.

14. Income taxes

The provision for income tax expense (benefit) for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003 is comprised of the following:

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to to December 31, 2003	Period January 1, 2003 to to November 10, 2003
	(in thousands)
Current:
Federal	$12,072	$6,747	$—	$—
State	(1,913)	(1,290)	48	210
Foreign	(625)	313	(746)	290
Total current	9,534	5,770	(698)	500
Deferred:
Federal	757	57	(1,266)	(6,627)
State	267	687	(59)	(286)
Foreign	(479)	430	752	3,654
Total deferred	545	1,174	(573)	(3,259)
Total income tax expense (benefit)	$10,079	$6,944	$(1,271)	$(2,759)

During the third quarter of 2005, the Company reorganized its U.K. subsidiary for U.S. income tax purposes. As a result, the Company will recognize a loss related to its U.K. subsidiary on its 2005 U.S. consolidated income tax return. Accordingly, income tax expense for the year ended December 31, 2005 reflects a benefit of approximately $2.3 million attributable to this loss.

The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Additionally, the Company is subject to claims filed by various taxing authorities in connection with Superior TeleCom’s bankruptcy. Accordingly, the Company records a liability for the expected outcome of such potential assessments and claims. These liabilities are determined based upon the Company’s best estimate of assessments or claims by the Internal Revenue Service (“IRS”) or other taxing authorities resulting from existing tax exposures and claims and are adjusted, from time to time, based upon changing facts and circumstances. During the third quarter of 2005, the Company reached a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom. As a result of the settlement, the Company recognized a non-cash net current tax benefit of $3.8 million (net of income tax of $2.4 million) in 2005. In addition, during 2005 the Company settled certain pre-petition claims with Canadian taxing authorities resulting in a net tax benefit of $0.8 million and certain bankruptcy claims with the IRS resulting in a tax benefit of $0.4 million in 2005.

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and cumulative effect of accounting change attributable to domestic and foreign operations was as follows:

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to to December 31, 2003	Period January 1, 2003 to to November 10, 2003
	(in thousands)
United States	$46,204	$18,035	$(3,722)	$883,725
Foreign	(4,654)	(603)	8	(3,729)
Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and minority interest	$41,550	$17,432	$(3,714)	$879,996

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% because of the effect of the following items:

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to to December 31, 2003	Period January 1, 2003 to to November 10, 2003
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$14,542	$6,101	$(1,300)	$307,999
State income tax expense (benefit), net of U.S. federal income tax benefit	1,726	(537)	(13)	210
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	98	437	20	(167)
Nondeductible compensation	289	321	—	—
Distributions on preferred securities of Superior Trust I	—	—	—	(839)
Settlement of tax contingencies and claims	(4,993)	—	—	—
Benefit of loss on reorganization of U.K. subsidiary	(2,251)	—	—	—
Extraterritorial income exemption and manufacturing deduction	(841)	(270)	—	—
Reorganization items	—	—	—	(316,561)
Change in valuation allowance	1,677	518	—	6,403
Other, net	(168)	374	22	196
Income tax expense (benefit)	$10,079	$6,944	$(1,271)	$(2,759)

Items that result in deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Sale leaseback	$2,631	$2,702
Inventories	—	2,776
Accruals not currently deductible for tax	4,700	7,285
Pension and post-retirement benefits	17,532	13,059
Net operating loss carryforwards (principally in foreign jurisdictations)	8,670	5,673
Alternative minimum tax credit carryforwards	6,944	6,680
Other	1,100	524
Gross deferred tax assets	41,577	38,699
Valuation allowance	(9,330)	(4,166)
Total deferred tax assets	32,247	34,533
Deferred tax liabilities:
Property, plant and equipment	25,818	30,898
Inventories	2,682	—
Investments in and undistributed earnings of foreign subsidiaries	2,032	—
Other	2,488	2,864
Total deferred tax liabilities	33,020	33,762
Net deferred income tax asset (liability)	$(773)	$771

Net deferred tax assets and liabilities are included in the consolidated balance sheets at December 31, 2005 and 2004 as follows:

	2005	2004
	(in thousands)
Other current assets	$8,203	$7,686
Intangible and other long-term assets	4,886	—
Accrued expenses	(4,520)	—
Other long-term liabilities	(9,342)	(6,915)
	$(773)	$771

At December 31, 2005, the Company had a net operating loss carryforward of $19.5 million, which is fully reserved, related to its magnet wire United Kingdom subsidiary which is available to offset future taxable income of the U.K. business. A total of $3.6 million of the valuation allowance relating to the U.K. net operating loss carryforward was established prior to the effective date of the plan of reorganization. Accordingly, reductions in this portion of the valuation allowance will be recorded as additions to additional paid-in-capital. Additionally, Essex Nexans’ subsidiary in Portugal has a net operating loss carryforward of $8.9 million, which is fully reserved, that expires in 2006 to 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of valuation allowances, at December 31, 2005.

15. Asset impairments, restructuring and other charges

In the first quarter of 2005, the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company’s U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans Transaction (see note 6). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment. Asset impairment charges for the period January 1, 2003 to November 10. 2003 consist of $2.3 million of asset impairments resulting from closure of one of Superior TeleCom’s Copper Rod segment’s continuous casting lines and $0.8 million of asset impairments resulting from the write-off of abandoned equipment.

Restructuring and other charges for the year ended December 31, 2005 consisted of $0.7 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia as well as several warehouses in the North American Magnet Wire and Distribution Segment, $0.1 million of facility exit costs related to the closure of a warehouse in the European magnet wire and distribution segment and $0.3 million of professional fees related to the implementation and administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003 were $2.0 million and $1.2 million, respectively, consisting primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom during the pendency of its bankruptcy proceedings. Superior TeleCom incurred $2.3 million of restructuring and other charges for the period January 1, 2003 to November 10, 2003 primarily relating to ongoing closure activities at the Elizabethtown and Winnipeg facilities which were closed in 2002. Restructuring and other charges for the period January 1, 2003 to November 10, 2003 also included pre-petition professional fees of $3.6 million incurred in connection with preparation for Superior TeleCom’s Chapter 11 filings, $1.1 million of severance payments related to a workforce reduction at Superior TeleCom’s U.K. subsidiary, offset by foreign currency transaction gains of $1.5 million related to Superior TeleCom’s Communication Cable segment’s Canadian subsidiary.

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

Commodity price risk management

The costs of copper, the Company’s most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures purchase contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts designated as cash flow hedges are summarized as follows at December 31, 2005 and 2004:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2005:
Copper	16,250	2006	$1.930	$4,947
Copper	2,025	2007	1.746	348
				$5,295
December 31, 2004:
Copper	12,950	2005	1.378	2,965
Copper	1,350	2006	1.264	220
				$3,185

Approximately $4.9 million of unrealized gains on commodity futures outstanding at December 31, 2005 are expected to be reclassified into earnings within the next twelve months.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and  represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, unrealized gains and losses on these contracts are recorded in income as a component of cost of goods sold. Open copper futures positions held by Essex Nexans at December 31, 2005 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
Copper—long	10,308	2006	$2.05	$467
Copper—short	10,308	2006	$2.05	123
				$590

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of December 31, 2005 and 2004:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
December 31, 2005:
Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	18
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—
December 31, 2004:
Interest rate cap	30,000	30-day LIBOR	1.75%	December 2005	359
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2005	—
Interest rate cap	12,500	3-month LIBOR	7.0%	May 2005	—
Interest rate cap	30,000	3-month LIBOR	5.0%	December 2005	—

Foreign currency exchange risk management

The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At December 31, 2005, the Company had outstanding foreign currency forward exchange contracts to exchange 4.5 million Canadian dollars for $3.9 million in January 2006. The fair value of the forward exchange contracts was insignificant at December 31, 2005. Additionally, the Company has entered into foreign currency forward exchange contracts to purchase 17.1 million Chinese Yuan for $2.1 million at various dates through August 2006. These contracts represent an economic hedge of a portion of expected capital expenditures to be made in connection with construction of the Company’s manufacturing facility in China. Changes in the fair value of these contracts are reflected in current earnings. The fair value of these contracts was insignificant at December 31, 2005.

17. Commitments and contingencies

The Company has various operating leases, primarily for warehouse space and certain manufacturing plants. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Total rent expense under cancelable and noncancelable operating leases was $8.2 million, $8.4 million, $1.2 million and $7.1 million for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003, respectively.

At December 31, 2005, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year
2006	$7,469
2007	5,716
2008	4,544
2009	2,121
2010	1,509
Thereafter	4,403
$25,762

The Company is involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business.  In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability when management believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Management believes it has adequate provisions for any such matters.  The Company reviews these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlement, rulings, advice of legal counsel and other information and events pertaining to a particular matter.  Litigation is inherently unpredictable.  However, management believes it has valid defenses with respect to all legal matters against the Company and its subsidiaries and does not believe any such matters, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, liquidity or results of operations.

Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. Management believes that Essex International's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon the Company’s business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

On January 18, 2002, United Technologies Corporation, or United Technologies, brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies' third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer's motion for summary judgment against United Technologies and Essex International's motion to dismiss with prejudice United Technologies' claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International's time to respond, on March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware. The United Technologies proceedings were stayed by the filing of Superior TeleCom's bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom's bankruptcy. Management believes that these claims have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, on the Company’s business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

The Company’s operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of the Company’s facilities is the result of historic activities, including certain activities attributable to Superior TeleCom's (or one of its subsidiaries) and the Company’s operations and those occurring prior to the use of a facility by Superior TeleCom or the Company. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom (or one of its subsidiaries) has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party ("PRP"), or the equivalent.   Management believes all such matters related to previously owned facilities, off-site disposal locations or fines existing at the time of filing have been addressed in the bankruptcy claims resolution process.

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that management believes were adequate at December 31, 2005. These accruals are not material to the Company’s operations or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2005, the Company had forward fixed price copper purchase commitments for delivery through December 2006 for $81.5 million. Additionally at December 31, 2005, the Company has forward purchase fixed price commitments for aluminum and natural gas amounting to $3.6 million and $6.4 million, respectively.

18. Related party transactions

Essex Nexans has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of drawn copper wire. Total purchases pursuant to these agreements amounted to $36.4 million in 2005. Additionally, at December 31, 2005 Essex Nexans has $13.4 million of outstanding subordinated debt payable to Nexans (see Note 9).

In December  2002, Superior TeleCom sold the following assets and securities to a subsidiary of Alpine: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities (excluding, however, any secured debt), of Superior TeleCom’s electrical wire business; (2) all of the outstanding shares of capital stock of DNE, a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Cables Ltd., or Superior Israel, an Israel based wire and cable manufacturer. In connection with the transaction Superior TeleCom received a warrant valued at $1.0 million to purchase 19.9% of the common stock of Essex

Electric, an indirect subsidiary of Alpine formed to own and operate the electrical wire business. In addition, pursuant to a securityholders agreement, preemptive rights were granted to Superior TeleCom, which the Company acquired in accordance with the plan of reorganization, to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom’s ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. The Company and Superior TeleCom subsequently invested a total of $1.7 million representing their pro rata share of additional equity offerings made by Essex Electric. In January 2006, Alpine purchased all of the Company’s interest in Essex Electric, including the outstanding warrant, for a total cash price of $8.5 million.

In connection with the sale of its electrical business, Superior TeleCom, Alpine Holdco and Essex Electric entered into a Supply and Transitional Services Agreement (the “Supply Agreement”). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represented a range of Essex Electric’s estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The Supply Agreement also provided for Superior’s provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. Total sales of copper rod by Superior TeleCom under the Supply Agreement during 2003 were $92.1 million. Superior TeleCom also recorded $4.0 million as reimbursement for administrative services provided to Essex Electric for the period January 1, 2003 to November 10, 2003 as a reduction of selling, general and administrative expenses. On November 7, 2003, the Supply Agreement was replaced by a new Supply and Services Agreement between the Company and Essex Electric. The new agreement provided for the supply by the Company to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services that were more limited than those contained in the original agreement. The new agreement expired on December 31, 2004. The Company continued to sell copper rod to Essex Electric in 2005 under an annual supply agreement. Total sales of copper rod by the Company to Essex Electric were $90.0 million, $87.1 million and $12.7 million, respectively, for the years ended December 31, 2005 and 2004 and the period November 11, 2003 to December 31, 2003. Total charges for administrative services under the new agreement were $1.1 million and $0.4 million, respectively, for the year ended December 31, 2004 and the period November 11, 2003 to December 31, 2003.

In 2001, Alpine entered into a commitment to advance to Superior TeleCom approximately $3.8 million to be used solely by Superior TeleCom to make one quarterly cash interest payment on its Senior Subordinated Notes. In 2002, the commitment was funded, and Superior TeleCom issued subordinated notes to Alpine in the face amount of the funds advanced. The debt was cancelled pursuant to the plan of reorganization.

19. Business segments and foreign operations

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are Communications Cable, North American Magnet Wire and Distribution (formerly Magnet Wire and Distribution), European Magnet Wire and Distribution and Copper Rod. The Communications Cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American Magnet Wire and Distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American Magnet Wire and Distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European Magnet Wire and Distribution segment consists of Essex Nexans and manufactures and markets magnet wire use in motors, transformers and electrical coils and controls primarily in Europe. Essex Nexans also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. Prior to the formation of Essex Nexans the Company’s U.K. magnet wire operations were included in the North American Magnet Wire and Distribution segment. The Company’s U.K. magnet wire operations are currently reported with European Magnet Wire and Distribution segment and, accordingly, all prior period segment information has been restated to reflect the current segment reporting structure. The Copper Rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The Copper Rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and executive payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The components of restructuring and other charges and asset impairments are discussed in Note 15.

The Company’s chief operating decision maker evaluates segment performance based on a number of factors with operating income, excluding corporate and other costs, restructuring and other charges and asset impairments, being the most critical. Accordingly, corporate and other costs, restructuring and other charges, asset impairments and gain on sale of product line are not allocated to the Company’s reportable segments.

Operating results for each of the Company’s reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company’s consolidated statements of operations, cash flows and balance sheets.

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Net sales(a):
Communications Cable(b)	$678,669	$530,370	$41,552	$298,658
North American Magnet Wire and Distribution(c)	715,706	569,162	54,497	387,976
European Magnet Wire and Distribution	105,786	42,265	4,358	29,284
Copper Rod(d)	294,805	282,844	26,002	145,711
	$1,794,966	1,424,641	$126,409	$861,629
Depreciation and amortization expense:
Communications Cable	12,548	$11,927	$1,303	$11,937
North American Magnet Wire and Distribution	9,936	8,604	1,082	10,563
European Magnet Wire and Distribution	755	863	101	1,251
Copper Rod	605	577	84	1,262
Corporate and other	76	81	4	101
	$23,920	$22,052	$2,574	$25,114
Operating income (loss):
Communications Cable	$54,387	$30,690	$942	$16,661
North American Magnet Wire and Distribution	34,839	32,029	51	22,114
European Magnet Wire and Distribution	(3,667)	(1,691)	(143)	(2,905)
Copper Rod	(681)	1,740	376	(549)
Corporate and other	(21,089)	(17,041)	(1,455)	(9,972)
Restructuring and other charges and asset impairments	(3,427)	(2,030)	(1,184)	(8,638)
Gain on sale of product line	10,355	—	—	—
	$70,717	$43,697	$(1,413)	$16,711
Capital and long-lived asset expenditures:
Communications Cable(e)	$8,429	$58,231	$426	$899
North American Magnet Wire and Distribution(f)	9,910	8,972	1,240	1,896
European Magnet Wire and Distribution	1,182	7	—	—
Copper Rod	355	484	73	27
Corporate and other	451	233	—	16
	$20,327	$67,927	$1,739	$2,838

	December 31,
	2005	2004
Total assets:
Communications Cable	$309,301	$294,109
North American Magnet Wire and Distribution	290,701	270,197
European Magnet Wire and Distribution	182,533	20,345
Copper Rod	39,450	38,625
Corporate and other	6,207	7,695
	$828,192	$630,971

(a)           Sales of copper rod to Essex Electric accounted for 11% and 10% of consolidated sales for the period January 1, 2003 to November 10, 2003 and the period November 11, 2003 to December 31, 2003, respectively. No other customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003.

(b)           Four customers accounted for 21%, 17%, 11% and 10% of the Communications Cable segment’s net sales for the year ended December 31, 2005. Four customers accounted for 18%, 14%, 12% and 11% of the Communications Cable segment’s net sales for the year ended December 31, 2004 and two customers accounted for 22% and 12% of the Communications Cable segment’s net sales for the period November 11, 2003 to December 31, 2003 and 19% and 18% of sales for the period January 1, 2003 to November 10, 2003. Net sales to the RBOCs and major independent telephone companies accounted for 68%, 66%, 57% and 57% of the Communications Cable segment’s sales for the years ended December 31, 2005 and 2004, the period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003, respectively.

(c)            One customer accounted for 10% and 11% of the North American Magnet Wire and Distribution segment’s sales for the years ended December 31, 2005 and 2004, respectively.

(d)          Two customers accounted for 45% and 31% of the Copper Rod segment’s net sales for the year ended December 31, 2005 and two customers accounted for 36% and 31% of sales for the year ended December 31, 2004. One customer accounted for 61% and two customers accounted for 13% each of the Copper Rod segment’s sales for the year ended December 31, 2003.

(e)           Includes machinery and equipment of $22.2 million and customer base intangibles of $28.1 million acquired in 2004 in connection with the Belden Asset Acquisition.

(f)             Includes intangible assets of $2.2 million acquired in 2004 in connection with the Nexans Asset Acquisition.

The following provides information about domestic and foreign operations for the years ended December 31, 2005 and 2004, period November 11, 2003 to December 31, 2003 and the period January 1, 2003 to November 10, 2003. Net sales are attributed to the location in which the sale was originated.

	Superior Essex Inc.			Superior TeleCom Inc.
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period November 11, 2003 to December 31, 2003	Period January 1, 2003 to November 10, 2003
	(in thousands)
Net sales:
United States	$1,689,180	$1,382,376	$122,051	$832,345
United Kingdom	37,886	42,265	4,358	29,284
France	27,348	—	—	—
Germany	37,195	—	—	—
Other European countries	3,357	—	—	—
	$1,794,966	$1,424,641	$126,409	$861,629

	December 31,
	2005	2004
Long-lived assets, net:
United States	$243,758	$248,451
Mexico	25,248	25,637
Europe	10,150	6,869
Other	2,611	31
	$281,767	$280,988

20. Quarterly financial information (unaudited)

The unaudited quarterly results of operations of the Company for the years ended December 31, 2005 and 2004 are as follows:

	2005
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$403,288	$429,946	$439,120	$522,612
Gross profit	41,921	44,370	42,878	44,313
Restructuring and other charges and asset impairment charge	2,758	180	89	400
Gain of sale of product line	10,355	—	—	—
Operating income	24,045	19,500	16,807	10,365
Net income	$9,981	$7,034	$11,862	$3,035
Net income per share of common stock(a):
Basic	$0.60	$0.42	$0.71	$0.18
Diluted:	$0.59	$0.42	$0.70	$0.18

	2004
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$301,851	$357,351	$382,206	$383,233
Gross profit	29,600	33,617	37,061	38,313
Restructuring and other charges	1,080	406	47	497
Operating income	7,629	10,920	12,976	12,172
Net income	$1,354	$2,042	$3,543	$3,549
Net income per share of common stock(a):
Basic	$0.08	$0.12	$0.21	$0.21
Diluted:	$0.08	$0.12	$0.21	$0.21

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

	Superior Essex Inc.
	December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69	$395	$125	$7,595	$—	$8,184
Accounts receivable, net	—	167,744	2,613	89,258	—	259,615
Inventories, net	—	165,688	12,519	60,148	—	238,355
Other current assets	2,643	17,008	369	15,365	—	35,385
Total current assets	2,712	350,835	15,626	172,366	—	541,539
Property, plant and equipment, net	613	203,325	17,082	19,712	—	240,732
Intangible and other long-term assets	11,067	36,940	2	6,097	(8,185)	45,921
Investment in subsidiaries	210,849	71,488	183,231	—	(465,568)	—
Intercompany accounts	10,040	—	5,303	—	(15,343)	—
Total assets	$235,281	$662,588	$221,244	$198,175	(489,096)	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$13,049	$—	$21,070	$—	$34,119
Current portion of long-term debt	—	—	—	499	—	499
Accounts payable	4,483	93,321	1,779	44,348	—	143,931
Accrued expenses	22,894	32,271	237	37,024	—	92,426
Total current liabilities	27,377	138,641	2,016	102,941	—	270,975
Long term-debt	—	258,113	5,000	16,113	—	279,226
Other long-term liabilities	2,251	43,859	3,379	10,212	(8,185)	51,516
Intercompany accounts	—	6,297	—	9,046	(15,343)	—
Total liabilities	29,628	446,910	10,395	138,312	(23,528)	601,717
Minority interest	—	—	—	20,822	—	20,822
Stockholders’ equity	205,653	215,678	210,849	39,041	(465,568)	205,653
Total liabilities and stockholders’ equity	$235,281	$662,588	$221,244	$198,175	(489,096)	$828,192

	Superior Essex Inc.
	December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$106	$18,097	$43	$66	$—	$18,312
Accounts receivable, net	—	134,433	2,086	8,435	—	144,954
Inventories, net	—	148,918	9,054	2,897	—	160,869
Other current assets	2,323	21,029	44	2,452	—	25,848
Total current assets	2,429	322,477	11,227	13,850	—	349,983
Property, plant and equipment, net	249	206,433	17,844	14,693	—	239,219
Intangible and other long-term assets	10,243	42,091	2	—	(10,567)	41,769
Investment in subsidiaries	185,844	36,508	164,433	—	(386,785)	—
Intercompany accounts	2,916	13,803	—	—	(16,719)	—
Total assets	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	—	30,000	—	785	—	30,785
Accounts payable	3,860	59,416	2,232	647	—	66,155
Accrued expenses	22,698	34,164	158	486	—	57,506
Total current liabilities	26,558	123,580	2,390	1,918	—	154,446
Long term-debt	—	257,444	5,000	—	—	262,444
Other long-term liabilities	925	49,549	—	(24)	(10,567)	39,883
Intercompany accounts	—	—	272	16,447	(16,719)	—
Total liabilities	27,483	430,573	7,662	18,341	(27,286)	456,773
Stockholders’ equity	174,198	190,739	185,844	10,202	(386,785)	174,198
Total liabilities and stockholders’ equity	$201,681	$621,312	$193,506	$28,543	$(414,071)	$630,971

	Superior Essex Inc.
	Year Ended December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$21,466	$1,698,985	$152,654	$123,027	$(201,166)	$1,794,966
Cost of goods sold	—	1,541,793	141,456	117,935	(179,700)	1,621,484
Gross profit	21,466	157,192	11,198	5,092	(21,466)	173,482
Selling, general and administrative expenses	(21,045)	(95,038)	(8,285)	(6,791)	21,466	(109,693)
Restructuring and other charges	(324)	(663)	—	(134)	—	(1,121)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	97	71,846	2,913	(4,139)	—	70,717
Interest expense	—	(27,966)	(397)	(355)	—	(28,718)
Other income (expense), net	(97)	398	(144)	(606)	—	(449)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	44,278	2,372	(5,100)	—	41,550
Provision for income taxes	—	(8,922)	(909)	(248)	—	(10,079)
Equity in earnings (loss) of subsidiaries	31,912	(3,393)	30,449	—	(58,968)	—
Minority interest in losses of subsidiary	—	—	—	441	—	441
Net income (loss)	$31,912	$31,963	$31,912	$(4,907)	$(58,968)	$31,912

	Superior Essex Inc.
	Year Ended December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$18,174	$1,386,331	$88,854	$54,734	$(123,452)	$1,424,641
Cost of goods sold	—	1,249,961	87,821	53,546	(105,278)	1,286,050
Gross profit	18,174	136,370	1,033	1,188	(18,174)	138,591
Selling, general and administrative expenses	(16,998)	(92,032)	(401)	(1,607)	18,174	(92,864)
Restructuring and other charges	(1,149)	(881)	—	—	—	(2,030)
Operating income (loss)	27	43,457	632	(419)	—	43,697
Interest expense	(23)	(25,809)	(463)	(39)	—	(26,334)
Other income (expense), net	(4)	185	33	(145)	—	69
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	17,833	202	(603)	—	17,432
Provision for income taxes	—	(6,476)	(77)	(391)	—	(6,944)
Equity in earnings (loss) of subsidiaries	10,488	(551)	10,363	—	(20,300)	—
Net income (loss)	$10,488	$10,806	$10,488	$(994)	$(20,300)	$10,488

	Superior Essex Inc.
	Period November 11, 2003 to December 31, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$2,420	$123,957	$7,707	$5,759	$(13,434)	$126,409
Cost of goods sold	—	113,911	7,872	5,585	(11,014)	116,354
Gross profit	2,420	10,046	(165)	174	(2,420)	10,055
Selling, general and administrative expenses	(1,454)	(11,059)	(35)	(156)	2,420	(10,284)
Restructuring and other charges	(966)	(224)	—	6	—	(1,184)
Operating income (loss)	—	(1,237)	(200)	24	—	(1,413)
Interest expense	—	(2,578)	(66)	(6)	—	(2,650)
Other income (expense), net	—	352	7	(10)	—	349
Income (loss) before income taxes and equity in loss of subsidiaries	—	(3,463)	(259)	8	—	(3,714)
Benefit (provision) for income taxes	—	1,236	99	(64)	—	1,271
Equity in loss of subsidiaries	(2,443)	(174)	(2,283)	—	4,900	—
Net Loss	$(2,443)	$(2,401)	$(2,443)	$(56)	$4,900	$(2,443)

	Superior TeleCom Inc.
	Period January 1, 2003 to November 10, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$816,267	$68,355	$39,068	$(62,061)	$861,629
Cost of goods sold	—	720,115	66,877	39,380	(62,061)	764,311
Gross profit	—	96,152	1,478	(312)	—	97,318
Selling, general and administrative expenses	(2,327)	(65,623)	(2,538)	(1,481)	—	(71,969)
Restructuring and other charges	—	(6,445)	—	890	—	(5,555)
Asset impairment charges	—	(2,255)	—	(828)	—	(3,083)
Operating income (loss)	(2,327)	21,829	(1,060)	(1,731)	—	16,711
Interest income (expense)	13,207	(42,503)	(1)	2,638	—	(26,659)
Other expense, net	—	(45)	(699)	(41)	—	(785)
Reorganization items	34,655	951,962	(81,169)	(14,719)	—	890,729
Income (loss) before income taxes, distributions on preferred securities of Superior Trust I and equity in earnings (loss) of subsidiaries	45,535	931,243	(82,929)	(13,853)		879,996
Benefit (provision) for income taxes	73	2,253	518	(85)	—	2,759
Income (loss) before distributions on preferred securities of Superior Trust I and equity in earnings (loss) of subsidiaries	45,608	933,496	(82,411)	(13,938)	—	882,755
Distributions on preferred securities of Superior Trust I	—	—	—	(5,050)	—	(5,050)
Equity in earnings (loss) of subsidiaries	832,097	(27,844)	71,651	—	(875,904)	—
Net income (loss)	$877,705	$905,652	$(10,760)	$(18,988)	$(875,904)	$877,705

	Superior Essex Inc.
	Year Ended December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$4,192	$37,845	$1,829	$3,537	$—	$47,403
Cash flows from investing activities:
Essex Nexans acquisition, net of cash acquired	—	—	—	(17,196)	—	(17,196)
Belden and Nexans asset acquisitions	—	(10,000)	—	—	—	(10,000)
Capital expenditures	(451)	(14,937)	(916)	(3,186)	—	(19,490)
Net proceeds from sale of assets and product line	11	11,599	—	—	—	11,610
Investment in subsidiaries	—	(20,785)	—	—	20,785	—
Other	—	—	475	(832)	(475)	(832)
Cash flows used for investing activities	(440)	(34,123)	(441)	(21,214)	20,310	(35,908)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(16,951)	—	(3,419)	—	(20,370)
Debt issuance costs	—	(1,591)	—	—	—	(1,591)
Repayments of long-term borrowings	—	—	—	(57)	—	(57)
Intercompany accounts	(4,658)	(1,347)	(1,306)	7,311	—	—
Capital contributions	—	—	—	20,785	(20,785)	—
Proceeds from exercise of stock options	869	—	—	—	—	869
Other	—	(475)	—	—	475	—
Cash flows provided by (used for) financing activities	(3,789)	(20,364)	(1,306)	24,620	(20,310)	(21,149)
Effect of exchange rate changes on cash	—	(1,060)	—	586	—	(474)
Net increase (decrease) in cash and cash equivalents	(37)	(17,702)	82	7,529	—	(10,128)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$69	$395	$125	$7,595	$—	$8,184

	Superior Essex Inc.
	Year Ended December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$1,187	$23,717	$(399)	$(2,962)	—	$21,543
Cash flows from investing activities:
Belden and Nexans asset acquisitions	—	(87,080)	—	—	—	(87,080)
Capital expenditures	(233)	(12,774)	(2,092)	(245)	—	(15,344)
Proceeds from asset sales	—	1,473	—	—	—	1,473
Other	—	2,412	475	—	(2,887)	—
Cash flows used for investing activities	(233)	(95,969)	(1,617)	(245)	(2,887)	(100,951)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(11,910)	—	(120)	—	(12,030)
Debt issuance costs	—	(5,897)	—	—	—	(5,897)
Long-term borrowings	—	250,004	—	—	—	250,004
Repayments of long-term borrowings	—	(145,000)	—	—	—	(145,000)
Intercompany accounts	(848)	(3,783)	1,759	2,872	—	—
Other	—	(475)	—	(2,412)	2,887	—
Cash flows provided by (used for) financing activities	(848)	82,939	1,759	340	2,887	87,077
Effect of exchange rate changes on cash	—	866	—	(829)	—	37
Net increase (decrease) in cash and cash equivalents	106	11,553	(257)	(3,696)	—	7,706
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606
Cash and cash equivalents at end of period	$106	$18,097	$43	$66	—	$18,312

	Superior Essex Inc.
	Period November 11, 2003 to December 31, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$976	$(2,553)	$1,178	$(2,446)	$(449)	$(3,294)
Cash flows from investing activities:
Capital expenditures	—	(1,627)	(112)	—	—	(1,739)
Cash flows used for investing activities	—	(1,627)	(112)	—	—	(1,739)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(842)	—	(309)	—	(1,151)
Intercompany accounts	(2,068)	994	(888)	1,962	—	—
Other	(449)	—	—	—	449	—
Cash flows provided by (used for) financing activities	(2,517)	152	(888)	1,653	449	(1,151)
Effect of exchange rate changes on cash	—	(82)	—	640	—	558
Net increase (decrease) in cash and cash equivalents	(1,541)	(4,110)	178	(153)	—	(5,626)
Cash and cash equivalents at beginning of period	1,541	10,654	122	3,915	—	16,232
Cash and cash equivalents at end of period	$—	$6,544	$300	$3,762	—	$10,606

	Superior TeleCom Inc.
	Period January 1, 2003 to November 10, 2003
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(4,374)	$76,707	$(2,092)	$1,402	—	$71,643
Cash flows from investing activities:
Capital expenditures	(16)	(2,883)	61	—	—	(2,838)
Net proceeds from sale of assets	—	3,935	7	1,739	—	5,681
Other	(471)	1,275	(171)	—	—	633
Cash flows provided by (used for) investing activities	(487)	2,327	(103)	1,739	—	3,476
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	(14,942)	—	1,154	—	(13,788)
Repayments under pre-petition revolving credit facilities, net	—	(28,527)	—	—	—	(28,527)
Debt issuance costs	—	(3,900)	—	—	—	(3,900)
Repayments of long-term borrowings	—	(20,151)	(52)	—	—	(20,203)
Intercompany accounts	6,402	(5,817)	2,166	(2,751)	—	—
Cash flows provided by (used for) financing activities	6,402	(73,337)	2,114	(1,597)	—	(66,418)
Effect of exchange rate changes on cash	—	—	—	430	—	430
Net increase (decrease) in cash and cash equivalents	1,541	5,697	(81)	1,974	—	9,131
Cash and cash equivalents at beginning of period	—	4,957	203	1,941	—	7,101
Cash and cash equivalents at end of period	$1,541	$10,654	$122	$3,915	—	$16,232

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006	SUPERIOR ESSEX INC.
	By:	/s/ STEPHEN M. CARTER
Stephen M. Carter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
*	Chairman of the Board	March 16, 2006
Monte R. Haymon
/s/ STEPHEN M. CARTER	Chief Executive Officer and Director	March 16, 2006
Stephen M. Carter	(principal executive officer)
/s/ DAVID S. ALDRIDGE	Chief Financial Officer, Executive Vice	March 16, 2006
David S. Aldridge	President and Treasurer (principal financial and accounting officer)
*	Director	March 16, 2006
Andrew D. Africk
*	Director	March 16, 2006
Denys Gounot
*	Director	March 16, 2006
James F. Guthrie
*	Director	March 16, 2006
Andrew P. Hines
*	Director	March 16, 2006
Thomas H. Johnson
*	Director	March 16, 2006
Perry J. Lewis III

*By:	/s/ BARBARA L. BLACKFORD
Barbara L. Blackford Attorney-in-fact

SUPERIOR ESSEX INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005 and 2004, Period November 11, 2003 to December 31, 2003,
and Period January 1, 2003 to November 10, 2003

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Superior Essex Inc.:
Year ended December 31, 2005
Allowance for doubtful accounts	$1,800	$2,454	$1,598	(c)	$(701	)(b)	$5,151
Year ended December 31, 2004:
Allowance for restructuring activities	33	—	—		(33	)(a)	—
Allowance for doubtful accounts	2,140	823	—		(1,163	)(b)	1,800
Period November 11, 2003 to December 31, 2003:
Allowance for restructuring activities	112	—	—		(79	)(a)	33
Allowance for doubtful accounts	1,827	353	—		(40	)(b)	2,140
Superior TeleCom Inc.:
Period January 1, 2003 to November 10, 2003:
Allowance for restructuring activities	3,214	—	—		(3,102	)(a)	112
Allowance for doubtful accounts	7,676	832	—		(6,681	)(b)	1,827

(a)           Payments for restructuring liabilities

(b)          Write-offs net of recoveries

(c)           Primarily allowances acquired in Nexans Europe transaction

S-1