Form 10-Q
period 2006-03-31
SUPERIOR ESSEX INC
filed 2006-05-09
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 2, 2006, the registrant had 17,394,287 shares of common stock, $0.01 par value, outstanding.

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

•                  “Essex International” refers to Essex International Inc., Superior Essex Holding’s wholly owned subsidiary.

•                  “Essex Group” refers to Essex Group, Inc., Essex International’s wholly owned subsidiary.

•                  “Essex Nexans” refers to our 60% owned corporate joint venture, Essex Nexans Europe S.A.S.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are based on current expectations, estimates and forecasts about us, our future performance, the industries in which we operate and our liquidity. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” “goal,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include the impact of the following:

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

•       The potential need for and availability of additional sources of capital and liquidity, including the effects of increased copper prices on working capital;

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

•       The volatility of the market price of our common stock; and

•       Other risks and uncertainties, including those included under the caption “Risk factors” in our Annual Report on Form 10K for the year ended December 31, 2005.

Forward-looking statements should be considered in light of various important factors, including those set forth elsewhere in this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-Q and in our other filings with the SEC.

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,314	$8,184
Accounts receivable (less allowance for doubtful accounts of $6,293 and $5,151 at March 31, 2006 and December 31, 2005, respectively)	339,458	259,615
Inventories, net	263,834	238,355
Other current assets	36,029	35,385
Total current assets	646,635	541,539
Property, plant and equipment, net	240,577	240,732
Intangible and other long-term assets, net	40,420	45,921
Total assets	$927,632	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$14,809	$34,119
Current portion of long-term debt	507	499
Accounts payable	174,403	143,931
Accrued expenses	93,140	92,426
Total current liabilities	282,859	270,975
Long-term debt	346,690	279,226
Other long-term liabilities, primarily pension obligations	50,923	51,516
Total liabilities	680,472	601,717
Minority interest in consolidated subsidiaries	21,726	20,822
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 17,406,319 and 17,294,848 shares issued at March 31, 2006 and December 31, 2005, respectively	174	173
Capital in excess of par value (note 1)	174,780	175,928
Accumulated other comprehensive loss	(1,154)	(4,361)
Retained earnings	53,056	39,957
Equity-based unearned compensation (note 1)	—	(4,920)
Treasury stock, at cost (78,304 shares and 66,793 shares at March 31, 2006 and December 31, 2005, respectively)	(1,422)	(1,124)
Total stockholders’ equity	225,434	205,653
Total liabilities and stockholders’ equity	$927,632	$828,192

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$651,694	$403,288
Cost of goods sold	593,245	361,367
Gross profit	58,449	41,921
Selling, general and administrative expenses	(35,612)	(25,473)
Restructuring and other charges	(781)	(452)
Asset impairment charge (note 4)	—	(2,306)
Gain on sale of product line (note 5)	—	10,355
Operating income	22,056	24,045
Interest expense	(8,078)	(7,073)
Gain on sale of investment (note 5)	5,788	—
Other income, net	198	115
Income before income taxes, minority interest and extraordinary gain	19,964	17,087
Income tax expense	(7,703)	(7,106)
Income before minority interest and extraordinary gain	12,261	9,981
Minority interest in earnings of subsidiaries	(33)	—
Income before extraordinary gain	12,228	9,981
Extraordinary gain (net of minority interest of $581)- (note 5)	871	—
Net income	13,099	$9,981
Net income per share of common stock:
Basic:
Income before extraordinary gain	$0.73	$0.60
Extraordinary gain	0.05	—
Net income	$0.78	$0.60
Diluted:
Income before extraordinary gain	$0.71	$0.59
Extraordinary gain	0.05	—
Net income	$0.76	$.059
Weighted average shares outstanding:
Basic	16,760	16,584
Diluted	17,200	16,889

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,099	$9,981
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,662	5,768
Amortization of deferred financing costs and discount	610	488
Asset impairment charges (note 4)	—	2,306
Gain on sale of investment (note 5)	(5,788)	—
Gain on sale of product line (note 5)	—	(10,355)
Minority interest in earnings of subsidiary	33	—
Extraordinary gain (net of minority interest)	(871)	—
Settlement of derivatives	4,348	149
Change in operating assets and liabilities:
Accounts receivable, net	(77,124)	(37,858)
Inventories, net	(22,823)	(28,539)
Other current and non-current assets	660	2,137
Accounts payable, accrued expenses and other liabilities	30,800	18,139
Other, net	1,207	578
Cash flows used for operating activities	(49,187)	(37,206)
Cash flows from investing activities:
Capital expenditures	(7,889)	(3,149)
SDS acquisition, net of cash acquired (note 5)	(947)	—
Proceeds from sale of investment (note 5)	8,500	—
Belden asset acquisition contingent payment	—	(10,000)
Proceeds from sale of product line (note 5)	—	11,563
Other	—	2
Cash flows used for investing activities	(336)	(1,584)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility, net	53,948	22,032
Payments on Essex Nexans short-term borrowings, net	(6,597)	—
Proceeds from exercise of stock options	992	545
Excess tax benefits resulting from exercise of stock options and vesting of stock awards	218	—
Cash flows provided by financing activities	48,561	22,577
Effect of exchange rate changes on cash	92	(59)
Net decrease in cash and cash equivalents	(870)	(16,272)
Cash and cash equivalents at beginning of period	8,184	18,312
Cash and cash equivalents at end of period	$7,314	$2,040
Supplemental disclosures:
Cash paid for interest	$1,448	$761
Cash paid for income taxes, net	$9,484	$3,459

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

1.             General

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and fabricated insulation materials to major original equipment manufacturers, or OEMs, for use in motors, transformers, generators and electrical controls and, through its distribution operations, to small OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing facilities in the United States, the United Kingdom, France, Germany, Portugal and Mexico.

Stock-Based Compensation Plans

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and unvested stock awards) granted to employees. SFAS No. 123(R) also requires recognition of compensation expense based on the grant date fair value for the unvested portion of outstanding options and awards granted prior to the adoption date. Prior to the adoption of SFAS No. 123(R) the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for stock-based compensation plans. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, results from prior periods have not been restated. The adoption of FAS 123(R) resulted in a decrease in income before income taxes, minority interest and extraordinary gain, net income and net income per diluted common share of $0.2 million, $0.1 million and $0.01, respectively, for the three months ended March 31, 2006. Additionally, as a result of the initial adoption of FAS 123(R), contra-equity balances for unearned stock-based compensation of $4.9 million were reclassified to capital in excess of par value and accrued liabilities of $1.3 million related to unexercised stock options were credited to capital in excess of par value. Compensation expense attributable to all stock-based compensation plans is recognized on a straight-line basis over the related vesting period. The Company’s policy is to issue authorized but unissued shares to satisfy stock option exercises.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans for periods prior to the adoption of SFAS 123(R). As allowed by SFAS No. 123, prior to 2006 the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding awards for the three months ended March 31, 2005 (in thousands except per share data):

Net income, as reported	$9,981
Add stock-based employee compensation expense included in reported net income, net of tax	379
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(492)
Pro forma net income	$9,868
Net income per share:
As reported:
Basic	$0.60
Diluted	0.59
Pro forma:
Basic	0.60
Diluted	0.59

2.             Inventories, net

At March 31, 2006 and December 31, 2005, the components of inventories were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials	$33,368	$32,530
Work in process	70,013	56,304
Finished goods	232,152	207,280
	335,533	296,114
LIFO reserve	(71,699)	(57,759)
	$263,834	$238,355

Inventories valued using the LIFO method amounted to $125.4 million and $119.7 million at March 31, 2006 and December 31, 2005, respectively.

3.             Comprehensive income

The components of comprehensive income for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Net income	$13,099	$9,981
Foreign currency translation adjustment	499	(274)
Unrealized holding gains on derivatives during the period, net of income tax of $2,627 and $504 for the three months ended March 31, 2006 and 2005, respectively	4,102	799
Less reclassification adjustment for gains on derivatives included in net income, net of income tax of $930 and $415 for the three months ended March 31, 2006 and 2005, respectively	(1,453)	(650)
Net unrealized gains on derivatives	2,649	149
Other	59	47
Comprehensive income	$16,306	$9,903

The components of accumulated other comprehensive loss at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Foreign currency translation adjustment	$869	$370
Unrealized gain on derivatives, net of deferred tax of $3,762 and $2,065 at March 31, 2006 and December 31, 2005, respectively	5,880	3,231
Additional minimum pension liability, net of deferred tax of $5,090 at March 31, 2006 and December 31, 2005	(7,965)	(7,965)
Other	62	3
	$(1,154)	$(4,361)

4.             Restructuring and other charges and asset impairments

Essex Nexans recorded a restructuring reserve of $0.9 million during the first quarter of 2006 with respect to planned workforce reductions at one of its manufacturing facilities in Germany. The reserve was recorded as part of the continued refinement of the initial purchase price allocation to the assets and liabilities acquired in the Essex Nexans acquisition (see Note 5) and did not impact operating results. Essex Nexans also recorded a restructuring reserve of $1.0 million as part of the initial purchase price allocation in connection with the acquisition of SDS (see Note 5). In the first quarter of 2006, Essex Nexans recorded a provision of $0.7 million which was charged to operations related to workforce reductions at the Company’s U.K. magnet wire operations. All restructuring activities are expected to be completed in 2006. A summary of the changes in the restructuring reserves for the three months ended March 31, 2006 is as follows (in thousands):

	Germany	SDS	U.K.	Total
	(in thousands)
Balance at December 31, 2005	$—	$—	$134	$134
Essex Nexans transaction	911	—	—	911
SDS acquisition	—	989	—	989
Increases charged to operations	—	—	663	663
Payments	(225)		(136)	(361)
Foreign currency effects	8	19	4	31
Balance at March 31, 2006	$694	$1,008	$665	$2,367

In addition to the amounts above, restructuring and other charges for the three months ended March 31, 2006 included $0.1 million related primarily to professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. Restructuring and other charges for the three months ended March 31, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.1 million of professional fees related to the administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

During the three months ended March 31, 2005 the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company’s U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans acquisition (see Note 5). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

5.             Acquisitions and dispositions

Essex Nexans acquisition

On October 21, 2005, the Company acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans, a French holding company, combining the Company’s U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses (the “Essex Nexans Transaction”). The Company owns 60% of the joint venture and Nexans has a 40% minority ownership. The Contribution and Formation Agreement (the “Agreement”) governing the transaction, provided for certain post-closing adjustments based on the final net book values of the acquired net assets. Essex Nexans made a provisional payment of $2.5 million to Nexans in December 2005. The post-closing adjustments were finalized in April 2006 resulting in a refund of $1.0 million of the provisional payments due from Nexans to Essex Nexans.

The Agreement provides for the Company to pay additional contingent cash consideration to Nexans of up to $3.6 million (€3.0 million) if Essex Nexans achieves certain specified levels of Adjusted EBITDA (as defined in the Agreement) for the year ended December 31, 2006. The preliminary fair value of the net assets acquired exceeded the purchase price and therefore the full amount of the contingent payment was accrued by the Company as of October 21, 2005.

In connection with the transaction, Essex Nexans entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of drawn copper wire. Total purchases pursuant to these agreements amounted to $59.0 million for the three months ended March 31, 2006.

The transaction was accounted for as a purchase of the Nexans magnet wire and enamel businesses and a partial sale of the Company’s U.K. subsidiary. The operations of Essex Nexans are included in the consolidated results of operations of the Company from the date of acquisition. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the acquisition cost is subject to refinement and adjustment.

SDS acquisition

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. The assets acquired and liabilities assumed in the SDS acquisition and the pro forma results of operations reflecting the SDS acquisition are not significant. In connection with the acquisition, Essex Nexans recorded a restructuring reserve of $1.0 million related primarily to workforce reductions and the closure of certain of SDS’s leased warehouse locations. Nexans has agreed to reduce the purchase price for the restructuring costs incurred by Essex Nexans up to a maximum of $1.2 million. The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company’s results of operations from the date of acquisition. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the three months ended March 31, 2006. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the acquisition cost, including the amount of unallocated negative goodwill, is subject to refinement and adjustment.

Essex Electric disposition

In January 2006 the Company sold its investment in the common stock of Essex Electric Inc. together with its warrant to purchase additional shares of Essex Electric Inc. to The Alpine Group, Inc. for a cash payment of $8.5 million. As a result of the transaction the Company recognized a pre-tax gain of $5.8 million. Following the sale the Company no longer has any equity interest in Essex Electric Inc.

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

6.             Debt

At March 31, 2006 and December 31, 2005, short-term borrowings and long-term debt consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$—	$13,049
Essex Nexans factoring agreement	14,809	21,070
	$14,809	$34,119
Long-term debt:
Short-term borrowings refinanced - senior secured revolving credit facility	$66,995	—
9% senior notes (net of discount of $5,811 and $5,987 at March 31, 2006 and December 31, 2005, respectively)	251,289	251,113
Series A redeemable preferred stock	5,000	5,000
8.975% subordinated note of Essex Nexans	13,646	13,416
Other	10,267	10,196
	347,197	279,725
Less current portion of long-term debt	507	499
Total long-term debt	$346,690	$279,226

On April 14, 2006, Superior Essex Communications and Essex Group, as borrowers, entered into an amendment and restatement of their existing senior secured revolving credit facility. The amended and restated senior secured revolving credit facility, among other things:

•              increased the borrowing limit from $175 million to $225 million;

•              extended the maturity date from November 10, 2007 to April 13, 2011;

•              reduced the applicable interest margin charged over short-term index rates; the margin, determined quarterly based on average availability, now ranges from 1.00% to 2.00% for LIBOR based loans and 0% to 0.75% for base rate loans; and

•              provided greater flexibility with respect to certain restrictive covenants.

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of the Company’s foreign subsidiaries other than Essex Nexans. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility on a pro forma basis would have been $155.9 million as of March 31, 2006. Based on the terms of the amended and restated senior secured credit facility and the provisions of Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the balance of the senior secured credit facility has been reclassified as long-term debt as of March 31, 2006.

The amended and restated senior secured credit facility contains covenants which may limit Superior Essex Communications’ and Essex Group’s and their subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on Company property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Capital expenditures, distributions and asset dispositions are not limited so long as no event of default exists and the borrowers meet certain availability and liquidity conditions specified in the amended and restated senior secured credit facility.

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

7.             Income per share

The computation of basic and diluted income before extraordinary gain per share for the three months ended March 31, 2006 and 2005 is as follows:

	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share before extraordinary gain	$12,228	16,760	$0.73	$9,981	16,584	$0.60
Effect of dilutive securities
Restricted stock awards	—	213		—	130
Stock options	—	227		—	175
Diluted income per common share before extraordinary gain	$12,228	17,200	$0.71	$9,981	16,889	$0.59

A total of 1,127,430 and 868,421 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the three months ended March 31, 2006 and 2005, respectively.

8.             Stock-based compensation plans

In connection with the plan of reorganization, the Company adopted the Superior Essex Inc. 2003 Stock Incentive Plan (the “2003 Plan”) pursuant to which a committee of the Company’s board of directors were authorized to grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan permitted grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options under the 2003 Plan could be granted with an exercise price less than, equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted under the 2003 Plan could not exceed 10 years.

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

In March 2006 the Company’s board of directors granted performance share awards to certain of the Company’s executive officers under the 2005 Plan. Under the terms of the award the executives may vest in up to 193,620 shares of the Company’s common stock on December 31, 2007 contingent upon meeting specified performance goals with respect to return on net assets and core business revenues (as defined in the award) for the year ended December 31, 2007. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

Total compensation cost related to all stock-based compensation plans was $1.3 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized with respect to all stock-based compensation plans was $0.5 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $9.6 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	1,059,000	$14.24
Granted	—	—
Exercised	(76,200)	13.02
Forfeitures	(250)	18.14
Outstanding at March 31, 2006	982,550	$14.33	8.2	$10,917
Exercisable at March 31, 2006	388,355	$12.42	7.9	$5,055

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.9 million and $0.4 million, respectively. The Company’s policy is to issue authorized but unissued shares upon the exercise of options.

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the three months ended March 31, 2006:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2005	498,750	$13.39
Granted	228,891	25.37
Vested	(37,847)	16.92
Forfeited	—
Nonvested share awards outstanding at March 31, 2006	689,794	17.17

The total fair value of share awards vesting during the three months ended March 31, 2006 was $0.9 million. No share awards vested during the three months ended March 31, 2005.

9.             Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2006 and 2005 are presented below.

	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$625	$406
Interest cost	1,951	1,627
Expected return on plan assets	(2,035)	(1,591)
Amortization of prior service costs and unrecognized losses	48	19
	$589	$461

The Company’s cash contributions to the defined benefit plans amounted to $0.9 million and $0.7 million during the three months ended March 31, 2006 and 2005, respectively. The Company expects to make additional cash contributions of $7.7 million for the remainder of 2006.

10.          Derivative financial instruments

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

Commodity price risk management

The costs of copper, the Company’s most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at March 31, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	9,850	2006	$2.43	$8,097
Copper	2,100	2007	2.33	1,546
				$9,643

Approximately $8.1 million of unrealized gains on commodity futures outstanding at March 31, 2006 are expected to be reclassified in earnings within the next twelve months.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Essex Nexans had no open copper futures positions at March 31, 2006.

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of March 31, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	37
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—

Foreign currency exchange risk management

The Company engages, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At March 31, 2006, the Company had outstanding foreign currency forward exchange contracts to exchange 6.5 million Canadian dollars for $5.6 million in April 2006. The fair value of the forward exchange contracts was insignificant at March 31, 2006. Additionally, the Company has entered into foreign currency forward exchange contracts to purchase 8.0 million Chinese Yuan for $1.0 million at various dates through August 2006. These contracts represent an economic hedge of a portion of expected capital expenditures to be made in connection with construction of the Company’s manufacturing facility in China. Changes in the fair value of these contracts are reflected in current earnings. The fair value of these contracts was insignificant at March 31, 2006.

11.          Commitments and contingencies

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

Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. Management believes that Essex International’s liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon the Company’s business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

On January 18, 2002, United Technologies Corporation, or United Technologies, brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies’ third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1998, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer’s motion for summary judgment against United Technologies and Essex International’s motion to dismiss with prejudice United Technologies’ claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International’s time to respond, on March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware. The United Technologies proceedings were stayed by the filing of Superior TeleCom’s bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom’s bankruptcy. Management believes that these claims have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, on the Company’s business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

The Company’s operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of the Company’s facilities is the result of historic activities, including certain activities attributable to Superior TeleCom’s (or one of its subsidiaries) and the Company’s operations and those occurring prior to the use of a facility by Superior TeleCom or the Company. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior TeleCom (or one of its subsidiaries) has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party (“PRP”), or the equivalent. Management believes all such matters related to previously owned facilities, off-site disposal locations or fines existing at the time of filing have been addressed in the bankruptcy claims resolution process.

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that management believes were adequate at March 31, 2006. These accruals are not material to the Company’s operations or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At March 31, 2006, the Company had forward fixed price copper purchase commitments for delivery through March 2007 for $79.1 million. Additionally at March 31, 2006, the Company has forward purchase fixed price commitments for aluminum and natural gas amounting to $2.9 million and $8.2 million, respectively.

12.          Business segments

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, North American magnet wire and distribution (formerly magnet wire and distribution), European magnet wire and distribution and copper rod. The communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Nexans and manufactures and markets magnet wire for use in motors, transformers and electrical coils and controls primarily in Europe. Essex Nexans also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. Prior to the formation of Essex Nexans the Company’s U.K. magnet wire operations were included in the North American magnet wire and distribution segment. The Company’s U.K. magnet wire operations are currently reported with the European magnet wire and distribution segment and, accordingly, all prior period segment information has been restated to reflect the current segment reporting structure. The copper rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and executive payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The components of restructuring and other charges and asset impairments are discussed in Note 4.

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

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net sales:
Communications cable	$186,573	$151,964
North American magnet wire and distribution	233,537	175,690
European magnet wire and distribution	138,609	8,850
Copper rod	92,975	66,784
	$651,694	$403,288
Operating income (loss)
Communications cable	$18,353	$11,704
North American magnet wire and distribution	9,266	10,342
European magnet wire and distribution	1,784	(658)
Copper rod	(138)	249
Corporate and other	(6,428)	(5,189)
Gain on sale of product line	—	10,355
Restructuring and other charges and asset impairments	(781)	(2,758)
	$22,056	$24,045

	March 31, 2006	December 31, 2005
	(in thousands)
Total assets:
Communications cable	$337,174	$309,301
North American magnet wire and distribution	331,378	290,701
European magnet wire and distribution	210,087	182,533
Copper rod	45,514	39,450
Corporate and other	3,479	6,207
	$927,632	$828,192

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

	March 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(402)	$402	$46	$7,268	—	$7,314
Accounts receivable, net	—	222,006	3,511	113,941	—	339,458
Inventories, net	—	182,684	16,534	64,616	—	263,834
Other current assets	2,668	17,733	370	15,258	—	36,029
Total current assets	2,266	422,825	20,461	201,083	—	646,635
Property, plant and equipment, net	600	198,875	16,603	24,499	—	240,577
Intangible and other long-term assets	8,798	36,010	2	3,795	(8,185)	40,420
Investment in subsidiaries	223,573	76,989	192,333	—	(492,895)	—
Intercompany accounts	12,875	—	4,685	—	(17,560)	—
Total assets	$248,112	$734,699	$234,084	$229,377	$(518,640)	$927,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$14,809	—	$14,809
Current portion of long-term debt	—	—	—	507	—	507
Accounts payable	4,670	99,727	1,911	68,095	—	174,403
Accrued expenses	15,289	33,554	220	45,131	(1,054)	93,140
Total current liabilities	19,959	133,281	2,131	128,542	(1,054)	282,859
Long term-debt, less current portion	—	325,284	5,000	16,406	—	346,690
Other long-term liabilities	2,719	42,296	3,380	9,659	(7,131)	50,923
Intercompany accounts	—	5,443	—	12,117	(17,560)	—
Total liabilities	22,678	506,304	10,511	166,724	(25,745)	680,472
Minority interest in consolidated subsidiaries	—	—	—	21,726	—	21,726
Stockholders’ equity	225,434	228,395	223,573	40,927	(492,895)	225,434
	$248,112	$734,699	$234,084	$229,377	$(518,640)	$927,632

	December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69	$395	$125	$7,595	—	$8,184
Accounts receivable, net	—	167,744	2,613	89,258	—	259,615
Inventories, net	—	165,688	12,519	60,148	—	238,355
Other current assets	2,643	17,008	369	15,365	—	35,385
Total current assets	2,712	350,835	15,626	172,366	—	541,539
Property, plant and equipment, net	613	203,325	17,082	19,712	—	240,732
Intangible and other long-term assets	11,067	36,940	2	6,097	(8,185)	45,921
Investment in subsidiaries	210,849	71,488	183,231	—	(465,568)	—
Intercompany accounts	10,040	—	5,303	—	(15,343)	—
Total assets	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$13,049	$—	$21,070	—	$34,119
Current portion of long-term debt	—	—	—	499	—	499
Accounts payable	4,483	93,321	1,779	44,348	—	143,931
Accrued expenses	22,894	32,271	237	37,024	—	92,426
Total current liabilities	27,377	138,641	2,016	102,941	—	270,975
Long term-debt, less current portion	—	258,113	5,000	16,113	—	279,226
Other long-term liabilities	2,251	43,859	3,379	10,212	(8,185)	51,516
Intercompany accounts	—	6,297	—	9,046	(15,343)	—
Total liabilities	29,628	446,910	10,395	138,312	(23,528)	601,717
Minority interest in consolidated subsidiaries	—	—	—	20,822	—	20,822
Stockholders’ equity	205,653	215,678	210,849	39,041	(465,568)	205,653
	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192

	Three Months Ended March 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,495	$509,558	$46,257	$143,090	$(53,706)	$651,694
Cost of goods sold	—	464,360	42,518	133,578	(47,211)	593,245
Gross profit	6,495	45,198	3,739	9,512	(6,495)	58,449
Selling, general and administrative expenses	(6,422)	(27,875)	(243)	(7,567)	6,495	(35,612)
Restructuring and other charges	(84)	(39)	—	(658)	—	(781)
Operating income (loss)	(11)	17,284	3,496	1,287	—	22,056
Interest expense	9	(7,443)	(119)	(525)	—	(8,078)
Gain on sale of investment	5,788	—	—	—		5,788
Other income, net	2	33	—	163	—	198
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary item	5,788	9,874	3,377	925	—	19,964
Income tax expense	(2,257)	(3,304)	(1,300)	(842)	—	(7,703)
Equity in earnings of subsidiaries	9,568	3,079	7,491	—	(20,138)	—
Minority interest in income of subsidiaries	—	—	—	(33)	—	(33)
Extraordinary gain	—	—	—	871	—	871
Net income	$13,099	$9,649	$9,568	$921	$(20,138)	$13,099

	Three Months Ended March 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$5,275	$400,020	$31,800	$12,881	$(46,688)	$403,288
Cost of goods sold	—	358,367	31,828	12,585	(41,413)	361,367
Gross profit	5,275	41,653	(28)	296	(5,275)	41,921
Selling, general and administrative expenses	(5,178)	(24,886)	(249)	(435)	5,275	(25,473)
Restructuring and other charges	(97)	(355)	—	—	—	(452)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	—	26,767	(277)	(2,445)	—	24,045
Interest expense	—	(6,990)	(78)	(5)	—	(7,073)
Other income, net	—	94	21	—	—	115
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	19,871	(334)	(2,450)	—	17,087
Benefit (provision) for income taxes	—	(7,075)	129	(160)	—	(7,106)
Equity in earnings (loss) of subsidiaries	9,981	(2,736)	10,186	—	(17,431)	—
Net income (loss)	$9,981	$10,060	$9,981	$(2,610)	$(17,431)	$9,981

	Three Months Ended March 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(7,304)	$(47,405)	$(2,240)	$7,762	—	$(49,187)
Cash flows from investing activities:
Capital expenditures	(34)	(3,680)	—	(4,175)	—	(7,889)
SDS acquisition, net of cash acquired	—	—	—	(947)	—	(947)
Proceeds from sale of investment	8,500	—	—	—	—	8,500
Investment in subsidiaries	—	(2,000)	—	—	2,000	—
Cash flows provided by (used for) investing activities	8,466	(5,680)	—	(5,122)	2,000	(336)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility, net	—	53,948	—	—	—	53,948
Repayment of Essex Nexans short-term borrowings, net	—	—	—	(6,597)	—	(6,597)
Proceeds from exercise of stock options	992	—	—	—	—	992
Capital contributions	—	—	—	500	(500)	—
Other	218	—	—	—	—	218
Intercompany accounts	(2,843)	(856)	2,161	3,038	(1,500)	—
Cash flows provided by (used for) financing activities	(1,633)	53,092	2,161	(3,059)	(2,000)	48,561
Effect of exchange rate changes on cash	—	—	—	92	—	92
Net increase (decrease) in cash and cash equivalents	(471)	7	(79)	(327)	—	(870)
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$(402)	$402	$46	$7,268	—	$7,314

	Three Months Ended March 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(974)	$(36,665)	$(2,547)	$2,980	—	$(37,206)
Cash flows from investing activities:
Capital expenditures	(15)	(1,941)	(927)	(266)	—	(3,149)
Belden asset acquisition contingent payment	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of product line	—	11,563	—	—	—	11,563
Other	—	2	—	—	—	2
Cash flows used for investing activities	(15)	(376)	(927)	(266)	—	(1,584)
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	22,802	—	(770)	—	22,032
Proceeds from exercise of stock options	545	—	—	—	—	545
Intercompany accounts	338	(3,078)	3,433	(693)	—	—
Cash flows provided by (used for) financing activities	883	19,724	3,433	(1,463)	—	22,577
Effect of exchange rate changes on cash	—	(246)	—	187	—	(59)
Net increase (decrease) in cash and cash equivalents	(106)	(17,563)	(41)	1,438	—	(16,272)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$—	$534	$2	$1,504	—	$2,040

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment (formerly magnet wire and distribution); (iii) our European magnet wire and distribution segment and (iv) our copper rod segment. Our communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom and premises wire and cable for use within homes and offices for local area networks, internet connectivity and other applications. Our North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. Our North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor repair facilities. Our European magnet wire and distribution segment consists of the operations of the joint venture formed in 2005 in connection with the acquisition of Nexans’ European magnet wire business as discussed below. Our European magnet wire and distribution segment manufactures and markets magnet wire for use in motors, transformers and electrical coils and controls primarily in Europe as well as enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. Prior to the formation of Essex Nexans our U.K. magnet wire operations were included in the North American magnet wire and distribution segment. Our former U.K. magnet wire operations are currently reported within the European magnet wire and distribution segment and, accordingly, all prior period segment information has been restated to reflect the current segment reporting structure. Our copper rod segment includes sales of copper rod produced by our North American continuous casting units to external customers. Our copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold.

Industry segment financial data (including sales and operating income by industry segment) for the three months ended March 31, 2006 and 2005 is included in Note 12 to the accompanying condensed consolidated financial statements.

Operating Environment

Copper is the principal raw material we use in the manufacture of our wire and cable products. Foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses and sold through merchants. These macro-economic and other factors have contributed to extremely high and volatile prices and periodic shortages of supply of copper. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our margins. While the current high copper prices have not had a meaningful impact on demand to date, our end market customers have never experienced copper costs at current levels and there can be no assurance that continued high copper prices will not have a negative impact on demand for our products.

Other raw materials we use in the manufacture of our products include aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride and various chemicals and chemical compounds used in the production of enamels. Additionally, natural gas is a key energy source used in the manufacture of magnet wire. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on natural gas supply and on raw material producers located in the region or those which rely on oil and gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant surcharges for energy and other costs. Crude oil prices have continued to increase reaching record levels in 2006. The increased cost of oil and natural gas has resulted in increased production and freight costs and shortages in the availability of shipping resources.

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

Essex Nexans Acquisitions

On October 21, 2005, we acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans, a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership. We believe the acquisition will enhance our ability to serve our global customer base, provide synergies with respect to our U.K. magnet wire business and increase our geographic diversification. The acquired operations are included in our results of operation from the date of acquisition. See Note 5 to the accompanying condensed consolidated financial statements.

Impact of Copper Price Fluctuations on Operating Results and Liquidity

Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, fluctuations in the cost of copper have not had a material impact on profitability, as, in certain cases, we have the ability to adjust prices billed for our products to properly match the copper cost component of inventory shipped. In our communications cable segment these adjustments include, among others, certain contractual arrangements under which product prices are adjusted quarterly based on an average of previous periods’ copper indices. To further minimize the risk of fluctuations in the price of copper in our communications segment, we forward price copper purchases with our suppliers based on forecasted demand. To the extent that forecasted demand differs significantly from actual demand, however, changes in the price of copper may have a negative impact on our operating profit. Rapid increases in copper prices can impact profitability in the short term based upon the timing of product price adjustments to match the increased copper costs. Increases in copper prices can also impact our working capital. See “Liquidity and Capital Resources” below.

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

Results of Operations—Three Month Period Ended March 31, 2006 Compared to the Three Month Period Ended March 31, 2005

Average copper prices for the three months ended March 31, 2006 increased 53% as compared to the three months ended March 31, 2005. Due to the impact of this increase on reported sales, the following table provides supplemental sales information adjusted to a constant $2.00/lb COMEX cost of copper to aid in a comparison of period-to-period revenues by segment.

	Actual			Copper-adjusted
	Three Months Ended March 31,		%	Three Months Ended March 31,		%
	2006	2005	Change	2006	2005	Change
Net sales:
Communications cable	$186,573	$151,964	23%	$187,885	176,233	7%
North American magnet wire and distribution	233,537	175,690	33%	228,645	208,498	10%
European magnet wire and distribution	138,609	8,850	*	130,537	10,871	*
Copper rod	92,975	66,784	39%	83,335	89,290	(7)%
	651,694	403,288	62%	630,402	484,892	30%
Constant cost of copper adjustment	—	—		21,292	(81,604)
Total	$651,694	$403,288	62%	$651,694	$403,288	62%
Average daily COMEX price per pound of copper	$2.25	$1.47	53%

* Not meaningful

Consolidated sales for the three months ended March 31, 2006 were $651.7 million, an increase of 62% as compared to consolidated sales of $403.3 million for the quarter ended March 31, 2005. Sales for the 2006 quarter were significantly impacted by the increase in copper prices and the effects of the Essex Nexans acquisition. Sales adjusted for a constant cost of copper increased 30% for the quarter ended March 31, 2006. Sales in our European magnet wire and distribution segment attributable to the entities acquired in the Essex Nexans acquisition amounted to $121.1 million ($119.1 million on a copper-adjusted basis) for the three months ended March 31, 2006. Consolidated net sales and sales adjusted for a constant cost of copper increased 30% and 25%, respectively, as a result of the Essex Nexans acquisition. The remaining 5% increase in consolidated sales adjusted for a constant cost of copper is due to organic growth in both the communications cable and North American magnet wire and distribution segments.

Sales for our communications cable segment for the March 31, 2006 quarter were $186.6 million, an increase of 23%, as compared to sales of $152.0 million for the quarter ended March 31, 2005. Sales adjusted for a constant cost of copper increased 7%. The copper-adjusted increase primarily reflects price increases, including cost-based pass through price adjustments with respect to our contract and distribution customers, implemented subsequent to the first quarter of 2005 as well as volume increases in copper and fiber optic premise products. Copper OSP volume for the 2006 quarter decreased slightly compared with the prior year as hurricane related increases essentially offset other market-related declines. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share. Additionally, the overall demand for OSP fiber products has increased as a result of increased use by certain RBOCs of fiber optic cable further downstream in their networks.

Sales for our North American magnet wire and distribution segment were $233.5 million for the quarter ended March 31, 2006, an increase of 33% as compared to the prior year. On a copper-adjusted basis, sales for the quarter increased 10% from the same quarter in the prior year. The copper-adjusted increase results primarily from market share gains at certain major customers as well as strengthening in our transformer and generator end-markets, including continued demand due to hurricane-related replacement and new production.

Sales for the European magnet wire and distribution segment were $138.6 million for the three months ended March 31, 2006 compared to $8.9 million for the three months ended March 31, 2005, an increase of $129.7 million. On a copper-adjusted basis, sales increased $119.7 million for the three months ended March 31, 2006 compared to the prior year quarter. Sales for the 2006 quarter include $121.1 million ($119.1 million on a copper-adjusted basis) related to the entities acquired in the Essex Nexans acquisition in October 2005.

Copper rod sales for the three months ended March 31, 2006 were $93.0 million compared to $66.8 million for the comparable 2005 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 7% for the three months ended March 31, 2006 compared to the prior year period. The copper-adjusted decrease in the 2006 quarter reflects the loss of a major customer. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

For the quarter ended March 31, 2006, gross profit was $58.4 million, an increase of 39% as compared to the prior year quarter primarily due to gross profit margin improvements in our communications cable segment and gross profit of $9.0 million attributable to the entities acquired in the Essex Nexans acquisition. The gross profit margin in the 2006 quarter was 9.0% compared to 10.4% for the same quarter in 2005. The decrease in gross profit margin primarily reflects the effect of increased copper prices. Gross profit margin on a copper-adjusted basis was 9.3% for the three months ended March 31, 2006 compared to 8.6% for the three months ended March 31, 2005. Copper-adjusted gross profit margins in our communications cable business increased for the 2006 quarter compared to the prior year quarter due to price increases implemented during the later portion of 2005, production cost reduction activities, and gains related to copper procurement. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the three months ended March 31, 2006 decreased slightly compared to the prior year quarter as price surcharges and increased throughput did not fully offset the effects of inflationary non-copper cost increases related primarily to higher natural gas prices, freight costs and non-copper raw materials. Gross profit margin for the North American magnet wire and distribution segment was also negatively impacted in the first quarter of 2006 due to changes in product mix, in particular increased sales of lower margin aluminum products representing, to some degree, substitution for copper in response to the increase in copper prices, and proportionately lower sales in the higher margin distribution business.

Selling, general and administrative expenses (“SG&A expense”) for the three month period ended March 31, 2006 were $35.6 million as compared to SG&A expense of $25.5 million for the three months ended March 31, 2005. SG&A expense for the three months ended March 31, 2006 included $6.6 million attributable to the entities acquired in the Essex Nexans acquisition. The remaining increase of $3.5 million is attributable to a number of factors including normal salary and benefit increases ($0.9 million), corporate stock-based compensation and supplemental executive retirement plan charges ($0.8), professional fees ($0.4 million), product development and information system implementation costs ($0.3 million) and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

During the three months ended March 31, 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary. We evaluated the long-lived assets of our U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans acquisition. The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

In the first quarter of 2006, Essex Nexans recorded a provision of $0.7 million related to workforce reductions at its U.K. magnet wire operation (formerly included in the North American magnet wire and distribution segment). In addition, restructuring and other charges for the three months ended March 31, 2006 included $0.1 million related primarily to professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. Restructuring and other charges for the three months ended March 31, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.1 million of professional fees related to the administration of plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

In March 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting the business conducted by us under the US Seal trade name for a total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. In connection with the sale, we also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. We believe the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line. The US product line is included in the North American magnet wire and distribution segment.

The following table sets forth information regarding our operating income by segment for the three months ended March 31, 2006 and 2005. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2006	2005
	(in thousands)
Operating income (loss)
Communications cable	$18,353	$11,704
North American magnet wire and distribution	9,266	10,342
European magnet wire and distribution	1,784	(658)
Copper rod	(138)	249
Corporate and other	(6,428)	(5,189)
Gain on sale of product line	—	10,355
Restructuring and other charges and asset impairments	(781)	(2,758)
	$22,056	$24,045

Operating income for the communications cable segment increased $6.6 million for the three months ended March 31, 2006 compared to the 2005 quarter due to increased gross profit primarily attributable to improvements in gross margin percentage as discussed above. Communications cable gross profit increases were partially offset by an increase in SG&A expense of $0.7 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and normal compensation and benefits increases. Operating income for our North American magnet wire and distribution segment decreased $1.1 million due primarily to higher SG&A expense of $1.2 million comprised principally of start-up expenses related to our greenfield facility in China ($0.3 million), information systems implementation costs ($0.3 million) and higher employee benefit related costs. The operating loss for our

European magnet wire and distribution segment for the three months ended March 31, 2005 reflects the results of our U.K. magnet wire business which sustained negative gross margins for the three months ended March 31, 2005 due to reduced sales volumes and pricing. Operating income for the three months ended March 31, 2006 includes $2.4 million attributable to the entities acquired in the Essex Nexans acquisition. Operating income for the European magnet wire and distribution segment for the three months ended March 31, 2006 was negatively impacted by bad debt expense of $1.0 million related to the bankruptcy of a major customer. The copper rod segment’s operating income was relatively unchanged for the three months ended March 31, 2006 compared to the prior year as copper rod sales allow for fixed cost recovery at gross profit margins that are generally break even. Corporate and other charges consist primarily of parent company and executive payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily due to increased compensation and benefits costs related to salary increases, stock-based compensation and additional corporate personnel. Consolidated operating income for the three months ended March 31, 2005  included restructuring and other charges and asset impairment charges of $2.8 million compared to $0.8 million of such charges in the 2006 quarter, the components of which are discussed above. Additionally consolidated operating income for three months ended March 31, 2005 included a gain of $10.4 million on the sale of a product line as discussed above.

Interest expense for the quarter ended March 31, 2006 was $8.1 million compared to interest expense of $7.1 million for the quarter ended March 31, 2005. The increase in interest expense in the 2006 quarter reflects an increase in interest rates on our senior secured revolving credit facility due to increases in the base borrowing rates tied to short-term interest rates as well as increased borrowings outstanding to finance increased working capital resulting from higher copper prices. Interest expense for the quarter ended March 31, 2006 also included interest of $0.5 million related to borrowings by Essex Nexans.

Our effective income tax rate for the three months ended March 31, 2006 was 39% compared to an effective tax rate of 42% for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes. The effective rate decreased for the three months ended March 31, 2006 compared to the same period in the prior year due primarily to a greater proportion of earnings attributable to legal entities with lower effective tax rates.

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans. The acquisition of SDS was accounted for as a purchase. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash from Operating Activities

We reported cash used by operating activities of $49.2 million for the three months ended March 31, 2006 compared to cash used by operating activities of $37.2 million for the three months ended March 31, 2005. Cash used by operating activities for the three months ended March 31, 2006 and 2005 includes net working capital increases of $68.5 million and $46.1, respectively, which reflect normal seasonal build in accounts receivable and inventory and the impact of substantially higher copper costs. The first quarter seasonal increase in our working capital results from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our North American and European magnet wire and distribution segments.

Capital Resources

The 9% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $257.1 million due in April 2012, with interest payable semi-annually in cash on April 15 and October 15 of each year. The 9% senior notes were issued at an original issue discount of $7.1 million. The proceeds from the offering were also used to pay fees and expenses of the offering and fund the Belden Asset Acquisition. The 9% senior notes are fully and unconditionally guaranteed by us and each of our existing and future domestic restricted subsidiaries. We may redeem some or all of the 9% senior notes at any time on or after April 15, 2008 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

Year:	Percentage
2008	104.50%
2009	102.25%
2010 and after	100.00%

We may also redeem up to 40% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof using the proceeds of one or more equity offerings completed before April 15, 2007. Additionally, upon the occurrence of specific kinds of changes in control or asset sales as specified in the indenture governing the 9% senior notes, holders of the 9% senior notes will have the right to require us to purchase all or a portion of the outstanding 9% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

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

On April 14, 2006, Superior Essex Communications and Essex Group, as borrowers, entered into an amendment and restatement of their existing senior secured revolving credit facility. The amended and restated senior secured revolving credit facility, among other things:

•              increased the borrowing limit from $175 million to $225 million;

•              extended the maturity date from November 10, 2007 to April 13, 2011;

•              reduced the applicable interest margin charged over short-term index rates; the margin, determined quarterly based on average availability, now ranges from 1.00% to 2.00% for LIBOR based loans and 0% to 0.75% for base rate loans; and

•              provided greater flexibility with respect to certain restrictive covenants.

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of the Company’s foreign subsidiaries other than Essex Nexans. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility on a pro forma basis would have been $155.9 million as of March 31, 2006.

The amended and restated senior secured credit facility contains covenants which may limit Superior Essex Communications’ and Essex Group’s and their subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on Company property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Capital expenditures, distributions and asset dispositions are not limited so long as no event of default exists and the borrowers meet certain availability and liquidity conditions specified in the amended and restated senior secured credit facility.

Essex Nexans has a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign its eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables. Interest is payable on the net outstanding advances at the European Overnight Index Average rate plus .47% per annum (3.1% at March 31, 2006). The amount of advances available to Essex Nexans is limited to 90% (80% if EBITDA is less than zero for any year, equity of the joint venture is 10% or less of total assets or social charges exceed 5% of sales) of assigned receivables up to a maximum of $42.3 million (€35 million). Borrowings of $14.8 million were outstanding under the factoring agreement as of March 31, 2006 and undrawn availability under the agreement was $27.5 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither Superior Essex nor any of its domestic subsidiaries are guarantors under the factoring agreement.

In connection with the Essex Nexans acquisition, Essex Nexans entered into a subordinated note payable to Nexans in the amount of $13.6 million (€11.3 million). The subordinated note payable is unsecured and bears interest at 8.975% per annum payable quarterly. A total of $4.5 million in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if we exercise our option to purchase Nexans’ minority interest in Essex Nexans. The subordinated note is not guaranteed by Superior Essex or any of its domestic subsidiaries.

Essex Nexans has been designated an unrestricted subsidiary under our 9% senior note indenture and is not considered a subsidiary for purposes of our amended and restated senior secured credit facility. As a result, creditors of Essex Nexans may not have recourse to any assets of Superior Essex or our other subsidiaries, and Essex Nexans has no responsibility for debts or obligations incurred by Superior Essex or our other subsidiaries. Transactions with Essex Nexans, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions must also satisfy affiliate transaction tests. Further, operating profit from Essex Nexans is not generally included in determining whether financial tests for indenture and senior credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to us.

Liquidity

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% Notes, dividend payments on our series A preferred stock, interest payments on the Essex Nexans factoring agreement and subordinated note, capital expenditures currently estimated at approximately $15 million to $25 million annually (excluding investments in China discussed below), the Nexans contingent payment and obligations related to our defined benefit pension plans. We are currently constructing a greenfield manufacturing facility near Shanghai which we expect to complete in late 2006. Our total remaining capital investment in 2006 for this initial phase of construction is expected to be approximately $20 to $22 million. Furthermore, we anticipate incurring approximately $1.5 to $2.0 million of start-up expenses related to China in the second and third quarters of 2006. The COMEX price of copper, our principal raw material, has increased to $3.42 per pound as of May 2, 2006 compared to $2.49 per pound at March 31, 2006 and $2.16 per pound at December 31, 2005. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impact our working capital funding requirements. As discussed above, we have amended our senior secured revolving credit facility to increase our borrowing capacity in light of rising and volatile copper costs.

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

We believe that cash provided by operations, together with borrowing availability under our amended and restated senior secured revolving credit facility together with our cash on hand ($7.3 million at March 31, 2006) and the Essex Nexans factoring agreement will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

Commodity price risk management

The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at March 31, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	9,850	2006	$2.43	$8,097
Copper	2,100	2007	2.33	1,546
				$9,643

Approximately $8.1 million of unrealized gains on commodity futures outstanding at March 31, 2006 are expected to be reclassified in earnings within the next twelve months.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. There were no open copper futures positions held by Essex Nexans at March 31, 2006.

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of March 31, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	37
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—

Foreign currency exchange risk management

We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At March 31, 2006, we had outstanding foreign currency forward exchange contracts to exchange 6.5 million Canadian dollars for $5.6 million in April 2006. The fair value of the forward exchange contracts was insignificant at March 31, 2006. Additionally, we have entered into foreign currency forward exchange contracts to purchase 8.0 million Chinese Yuan for $1.0 million at various dates through August 2006. These contracts represent an economic hedge of a portion of expected capital expenditures to be made in connection with construction of our manufacturing facility in China. Changes in the fair value of these contracts are reflected in current earnings. The fair value of these contracts was insignificant at March 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2006	—	—	—	—
February 2006 (a)	9,467	$26.16	—	—
March 2006(a)	2,044	24.68	—	—

(a)                                  Represents shares withheld from members of management to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards.

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

4.5

Third Supplemental Indenture dated September 12, 2005 among Superior Essex Communications LP, Essex Group, Inc., certain subsidiary guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated September 12, 2005).

Exhibit Number	Description
10.1

Amended and Restated Loan and Security Agreement, dated April 14, 2006, by and among Superior Essex Communications LP, as a borrower, Essex Group, Inc., as a borrower, the financial institutions party thereto, as lenders, General Electric Capital Corporation, as syndication agent, Banc of America Securities LLC and GECC Capital Markets, Inc. as co-lead arrangers, and Bank of America, N.A. as agent (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K of Superior Essex dated April 14, 2006).

10.2

Warrant Agreement, dated as of November 10, 2003, between Superior Essex Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 10(d) to the Superior Essex Form 10).

10.3	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).

10.4*

Amended and Restated Employment Agreement, dated March 10, 2006, between Superior Essex and Stephen M. Carter (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex Inc. dated March 10, 2006).

10.5*

Amended and Restated Employment Agreement, dated March 10, 2006, between Superior Essex and David S. Aldridge (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex Inc. dated March 10, 2006).

10.6*

Amended and Restated Employment Agreement, dated March 10, 2006, between Superior Essex and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Essex Inc. dated March 10, 2006).

10.7*

Amended and Restated Employment Agreement, dated March 10, 2006, between Superior Essex and H. Patrick Jack (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Superior Essex Inc. dated March 10, 2006).

10.8*

Amended and Restated Employment Agreement, dated March 10, 2005, between Superior Essex Inc. and
Barbara L. Blackford (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Superior Essex Inc. dated March 10, 2006).

10.9*	Separation Agreement, dated November 5, 2003, between Superior Essex Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10(j) to the Superior Essex Form 10).

10.10

Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).

10.11

First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the “1995 Alpine 10-K”)).

10.12

Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).

10.13

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

10.14

First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11- 28, Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).

Exhibit Number	Description
10.15

Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the “1999 Superior TeleCom 10-K”)).

10.16

Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX)
QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).

10.17

Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on
Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001).

10.18

Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2002).

10.19

Superior Essex Inc. Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)

10.20

Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)

10.21

Amendment to Consulting Agreement dated as of July 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to the Current Report on Form 8-K of Superior Essex dated August 1, 2005)

10.22*	Superior Essex Inc. Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.23*	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)

10.24*	Form of Non-qualified Stock Option Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 1, 2005)

10.25*

Superior Essex Inc. 2005 Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.26*

Superior Essex Inc. 2005 Employee Stock Purchase Plan (incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)

10.27*	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)

10.28*	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

10.29*	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

10.30*	Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)

Exhibit Number	Description
10.31

Shareholders Agreement dated October 21, 2005 by and between Superior Essex Inc., SE Holding, C.V., Nexans, Nexans Participations and Essex Nexans SAS (incorporated herein by reference to Exhibit 10.1 to the Current Report on
Form 8-K of Superior Essex dated October 21,2005)

10.32*	Superior Essex Inc. 2005 Amended and Restated Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.33*	Form of Director Restricted Stock Unit Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.34*	Form of Director Option Certificate (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.35*	Form of Stock Option Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)

10.36*	Form of Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)

10.37*	Form of Performance — Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)

10.38

Consulting Agreement dated as of January 18, 2006 between the Company and DG Network (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated January 13, 2006)

10.39*

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

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
Date: May 9, 2006		David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)