Form 10-Q
period 2006-06-30
SUPERIOR ESSEX INC
filed 2006-08-04
CIK 1271193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 1, 2006, the registrant had 20,278,855 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

In this Quarterly Report on Form 10-Q, the following terms have the meanings indicated below:

•                  Unless the context otherwise requires, the terms “we,” “us” and “our,” as well as the term “Superior Essex,” refer to (1) Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries

•                  “COMEX” refers to Commodity Exchange Inc., a subsidiary of the New York Mercantile Exchange, Inc. that operates the principal U.S. copper futures and options trading market.

•                  “Essex Group” refers to Essex Group, Inc., a wholly owned subsidiary of Essex International.

•                  “Essex International” refers to Essex International Inc., a wholly owned subsidiary of Superior Essex Holding Corp.

•                  “Essex Nexans” refers to our 60% owned corporate joint venture, Essex Nexans Europe S.A.S. and its subsidiaries

•                  “LME” refers to the London Metal Exchange, which operates the principal European copper futures and options trading market.

•                  “Superior Essex Communications” refers to Superior Essex Communications LP.

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

•                  Increases and volatility in the price of copper and our ability to adjust our product pricing for such changes in copper costs;

•                  Spending reductions by the telecommunications industry;

•                  Competition, including from other wire and cable manufacturers and other alternative sources and technologies such as fiber optics;

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

•                  Fluctuations in the supply, availability and pricing of non-copper principal raw materials, natural gas, fuel and freight;

•                  Our significant level of indebtedness and debt covenant requirements;

•                  The potential need for and availability of additional sources of capital and liquidity, including the effects of increased copper prices on working capital;

•                  Our ability to integrate the operations of our European magnet wire joint venture and attain the expected benefits of the transaction and to identify, finance and integrate other acquisitions;

•                  Our ability to successfully complete construction of and operate a magnet wire facility in an emerging market such as China;

•                  Changes in short-term interest rates and foreign exchange rates;

•                  Any deterioration in our labor relations;

•                  The volatility of the market price of our common stock; and

•                  Other risks and uncertainties, including those included under the caption “Risk factors” herein and under the caption “Risk factors” in our Annual Report on Form 10K for the year ended December 31, 2005.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,569	$8,184
Accounts receivable (less allowance for doubtful accounts of $6,565 and $5,151 at June 30, 2006 and December 31, 2005, respectively)	422,163	259,615
Inventories, net	255,559	238,355
Other current assets	38,547	35,385
Total current assets	735,838	541,539
Property, plant and equipment, net	244,679	240,732
Intangible and other long-term assets, net	40,395	45,921
Total assets	$1,020,912	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$36,359	$34,119
Current portion of long-term debt	468	499
Accounts payable	193,435	143,931
Accrued expenses	104,064	92,426
Total current liabilities	334,326	270,975
Long-term debt	280,259	279,226
Other long-term liabilities, primarily pension obligations	51,024	51,516
Total liabilities	665,609	601,717
Minority interest in consolidated subsidiaries	24,801	20,822
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 20,223,013 and 17,294,848 shares issued at June 30, 2006 and December 31, 2005, respectively	202	173
Capital in excess of par value (note 1)	254,533	175,928
Accumulated other comprehensive income (loss)	1,883	(4,361)
Retained earnings	75,875	39,957
Equity-based unearned compensation (note 1)	—	(4,920)
Treasury stock, at cost (95,303 shares and 66,793 shares at June 30, 2006 and December 31, 2005, respectively)	(1,991)	(1,124)
Total stockholders’ equity	330,502	205,653
Total liabilities and stockholders’ equity	$1,020,912	$828,192

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales	$818,193	$429,946
Cost of goods sold	731,494	385,576
Gross profit	86,699	44,370
Selling, general and administrative expenses	(38,238)	(24,690)
Restructuring and other charges	(197)	(180)
Operating income	48,264	19,500
Interest expense	(8,011)	(7,409)
Other income (expense), net	(61)	81
Income before income taxes and minority interest	40,192	12,172
Income tax expense	(15,225)	(5,138)
Income before minority interest	24,967	7,034
Minority interest in earnings of subsidiaries	(2,148)	—
Net income	$22,819	$7,034
Net income per share of common stock:
Basic	$1.31	$0.42
Diluted	1.27	0.42
Weighted average shares outstanding:
Basic	17,427	16,646
Diluted	17,992	16,943

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Net sales	$1,469,887	$833,234
Cost of goods sold	1,324,739	746,943
Gross profit	145,148	86,291
Selling, general and administrative expenses	(73,850)	(50,163)
Restructuring and other charges	(978)	(632)
Asset impairment charge (note 4)	—	(2,306)
Gain on sale of product line (note 5)	—	10,355
Operating income	70,320	43,545
Interest expense	(16,089)	(14,482)
Gain on sale of investment (note 5)	5,788	—
Other income, net	137	196
Income before income taxes, minority interest and extraordinary gain	60,156	29,259
Income tax expense	(22,928)	(12,244)
Income before minority interest and extraordinary gain	37,228	17,015
Minority interest in earnings of subsidiaries	(2,181)	—
Income before extraordinary gain	35,047	17,015
Extraordinary gain (net of minority interest of $581) - (note 5)	871	—
Net income	$35,918	$17,015
Net income per share of common stock:
Basic:
Income before extraordinary gain	$2.05	$1.02
Extraordinary gain	0.05	—
Net income	$2.10	$1.02
Diluted:
Income before extraordinary gain	$1.99	$1.01
Extraordinary gain	0.05	—
Net income	$2.04	$1.01
Weighted average shares outstanding:
Basic	17,095	16,615
Diluted	17,598	16,916

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$35,918	$17,015
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	13,493	11,402
Amortization of deferred financing costs and discount	1,122	979
Asset impairment charges (note 4)	—	2,306
Gain on sale of investment (note 5)	(5,788)	—
Gain on sale of product line (note 5)	—	(10,355)
Minority interest in earnings of subsidiary	2,181	—
Extraordinary gain (net of minority interest)	(871)	—
Settlement of derivatives	7,030	(880)
Change in operating assets and liabilities:
Accounts receivable, net	(155,208)	(30,699)
Inventories, net	(12,016)	(20,730)
Other current and non-current assets	(2,843)	2,718
Accounts payable, accrued expenses and other liabilities	55,771	15,846
Other, net	3,222	1,556
Cash flows used for operating activities	(57,989)	(10,842)
Cash flows from investing activities:
Capital expenditures	(17,903)	(7,472)
SDS acquisition, net of cash acquired (note 5)	(947)	—
Proceeds from sale of investment (note 5)	8,500	—
Belden asset acquisition contingent payment	—	(10,000)
Proceeds from sale of product line (note 5)	—	11,563
Other	59	—
Cash flows used for investing activities	(10,291)	(5,909)
Cash flows from financing activities:
Borrowings (repayments) under senior secured revolving credit facility, net	(13,049)	10,000
Borrowings (repayments) on Essex Nexans and other short-term borrowings, net	13,793	(610)
Repayments of long-term debt	(258)	—
Proceeds from common stock offering	76,541	—
Proceeds from exercise of stock options	1,880	705
Excess tax benefits resulting from exercise of stock options and vesting of stock awards	566	—
Cash flows provided by financing activities	79,473	10,095
Effect of exchange rate changes on cash	192	(304)
Net increase (decrease) in cash and cash equivalents	11,385	(6,960)
Cash and cash equivalents at beginning of period	8,184	18,312
Cash and cash equivalents at end of period	$19,569	$11,352
Supplemental disclosures:
Cash paid for interest	$15,075	$13,651
Cash paid for income taxes, net	$20,727	$5,317

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

1.             General

Basis of presentation

The accompanying balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of June 30, 2006 and for the three and six months then ended have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and fabricated insulation materials to major original equipment manufacturers, or OEMs, for use in motors, transformers, generators and electrical controls and, through its distribution operations, to OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing facilities in the United States, the United Kingdom, France, Germany, Portugal and Mexico.

Stock-Based Compensation Plans

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and unvested stock awards) granted to employees. SFAS No. 123(R) also requires recognition of compensation expense based on the grant date fair value for the unvested portion of outstanding options and awards granted prior to the adoption date. Prior to the adoption of SFAS No. 123(R) the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for stock-based compensation plans. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, results from prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease in income before income taxes, minority interest and extraordinary gain, net income and net income per diluted common share of $0.2 million, $0.1 million and $0.01, respectively, for the three months ended June 30, 2006 and $0.4 million, $0.2 million and $0.02, respectively, for the six months ended June 30, 2006. Additionally, as a result of the initial adoption of SFAS 123(R), contra-equity balances for unearned stock-based compensation of $4.9 million were reclassified to capital in excess of par value and accrued liabilities of $1.3 million related to unexercised stock options were credited to capital in excess of par value. Compensation expense attributable to all stock-based compensation plans is recognized on a straight-line basis over the related vesting period. The Company’s policy is to issue authorized but unissued shares to satisfy stock option exercises.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans for periods prior to the adoption of SFAS 123(R). As allowed by SFAS No. 123, prior to 2006 the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding awards for the three and six months ended June 30, 2005 (in thousands except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$7,034	$17,015
Add stock-based employee compensation expense included in reported net income, net of tax	382	761
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(568)	(1,060)
Pro forma net income	$6,848	$16,716
Net income per share:
As reported:
Basic	$0.42	$1.02
Diluted	0.42	1.01
Pro forma:
Basic	0.41	1.01
Diluted	0.40	0.99

Options to purchase 24,195 shares and 223,400 shares of common stock with a weighted average Black Scholes fair value per option of $12.26 and $8.62 were granted during the six months ended June 30, 2006 and 2005, respectively. The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model and the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Volatility	40%	43%
Dividend yield	0%	0%
Risk-free interest rate	4.9%	4.1%
Expected life (years)	6.2	6.2

The expected volatility is estimated using the historical daily volatility of the Company’s stock as well as the historical volatilities of publicly-traded stock of certain of the Company’s competitors. The Company has not made any dividend payments on its common stock and does not intend to declare cash dividends on its stock in the foreseeable future. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the stock options. The expected term was determined using the “simplified” method, as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Stockholders’ Equity

On June 12, 2006 the Company completed an underwritten public offering of 2,700,000 shares of its common stock. Net proceeds from the sale after underwriting discounts and related expenses were approximately $76.5 million and were used to pay down borrowings outstanding under the senior secured revolving credit facility. On July 11, 2006, the underwriters’ exercised their over-allotment option to purchase an additional 151,145 shares of the Company’s common stock. Net proceeds from the exercise of the over-allotment option after underwriting discounts and related expenses were approximately $4.3 million.

New Accounting Pronouncements

In June 2006 the FASB ratified the consensus reached in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but are not limited to, sales, use, value added, and some excise taxes. The Company presents such taxes, primarily sales, use and value added taxes, on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. Interpretations No. 48 is effective for fiscal years beginning after December

15, 2006. The Company has not completed its evaluation of the impact of Interpretation No. 48 on its financial statements.

2.             Inventories, net

At June 30, 2006 and December 31, 2005, the components of inventories were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$34,598	$32,530
Work in process	81,755	56,304
Finished goods	273,729	207,280
	390,082	296,114
LIFO reserve	(134,523)	(57,759)
	$255,559	$238,355

Inventories valued using the LIFO method amounted to $112.1 million and $119.7 million at June 30, 2006 and December 31, 2005, respectively.

3.             Comprehensive income

The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net income	$22,819	$7,034
Foreign currency translation adjustment	1,411	(410)
Unrealized holding gains (losses) on derivatives during the period, net of income tax of $3,730 and $4 for the three months ended June 30, 2006 and 2005, respectively	5,833	(6)
Less reclassification adjustment for gains on derivatives included in net income, net of income tax of $2,683 and $432 for the three months ended June 30, 2006 and 2005, respectively	(4,197)	(676)
Net unrealized gains (losses) on derivatives	1,636	(682)
Other	(10)	(64)
Comprehensive income	$25,856	$5,878

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net income	$35,918	$17,015
Foreign currency translation adjustment	1,910	(684)
Unrealized holding gains on derivatives during the period, net of income tax of $6,357 and $500 for the six months ended June 30, 2006 and 2005, respectively	9,935	793
Less reclassification adjustment for gains on derivatives included in net income, net of income tax of $3,613 and $847 for the six months ended June 30, 2006 and 2005, respectively	(5,650)	(1,326)
Net unrealized gains (losses) on derivatives	4,285	(533)
Other	49	(17)
Comprehensive income	$42,162	$15,781

The components of accumulated other comprehensive income (loss) at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Foreign currency translation adjustment	$2,280	$370
Unrealized gain on derivatives, net of deferred tax of $4,809 and $2,065 at June 30, 2006 and December 31, 2005, respectively	7,516	3,231
Additional minimum pension liability, net of deferred tax of $5,090 at June 30, 2006 and December 31, 2005	(7,965)	(7,965)
Other	52	3
	$1,883	$(4,361)

4.             Restructuring and other charges and asset impairments

Essex Nexans recorded a restructuring reserve of $0.9 million during the first quarter of 2006 with respect to planned workforce reductions at one of its manufacturing facilities in Germany. The reserve was recorded as part of the continued refinement of the initial purchase price allocation to the assets and liabilities acquired in the Essex Nexans acquisition (see Note 5) and did not impact operating results. Essex Nexans also recorded a restructuring reserve of $1.0 million as part of the initial purchase price allocation in connection with the acquisition of SDS (see Note 5). During the six months ended June 30, 2006, Essex Nexans recorded a provision of $0.9 million which was charged to operations related to workforce reductions at the Company’s U.K. magnet wire operations. All restructuring activities are expected to be completed in 2006. A summary of the changes in the restructuring reserves for the six months ended June 30, 2006 is as follows (in thousands):

	Germany	SDS	U.K.	Total
	(in thousands)
Balance at December 31, 2005	$—	$—	$134	$134
Essex Nexans transaction	911	—	—	911
SDS acquisition	—	989	—	989
Increases charged to operations	—	—	866	866
Payments	(248)	—	(571)	(819)
Foreign currency effects	40	59	14	113
Balance at June 30, 2006	$703	$1,048	$443	$2,194

In addition to the amounts above, restructuring and other charges for the six months ended June 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the six months ended June 30, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

During the first quarter of 2005 the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company’s U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans acquisition (see Note 5). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

5.             Acquisitions and dispositions

Essex Nexans acquisition

On October 21, 2005, the Company acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans, a French holding company, combining the Company’s U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses (the “Essex Nexans Transaction”). The Company owns 60% of Essex Nexans and Nexans has a 40% minority ownership. The Contribution and Formation Agreement (the “Agreement”) governing the transaction, provided for certain post-closing adjustments based on the final net book values of the acquired net assets. Essex Nexans made a provisional payment of $2.5 million to Nexans in December 2005. The post-closing adjustments were finalized in April 2006 resulting in a refund of $1.0 million of the provisional payments from Nexans to Essex Nexans.

The Agreement provides for the Company to pay additional contingent cash consideration to Nexans of up to €3.0 million ($3.8 million) if Essex Nexans achieves certain specified levels of Adjusted EBITDA (as defined in the Agreement) for the year ended December 31, 2006. The preliminary fair value of the net assets acquired exceeded the purchase price and therefore the full amount of the contingent payment was accrued by the Company as of October 21, 2005.

In connection with the transaction, Essex Nexans entered into agreements to purchase a substantial majority of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of drawn copper wire. Total purchases pursuant to these agreements amounted to $146.0 million for the six months ended June 30, 2006.

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

SDS acquisition

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. The assets acquired and liabilities assumed in the SDS acquisition and the pro forma results of operations reflecting the SDS acquisition are not significant. In connection with the acquisition, Essex Nexans recorded a restructuring reserve of $1.0 million related primarily to workforce reductions and the closure of certain of SDS’s leased warehouse locations. Nexans has agreed to reduce the purchase price for certain restructuring costs incurred by Essex Nexans up to a maximum of $1.2 million. The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company’s results of operations from the date of acquisition. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the six months ended June 30, 2006. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the acquisition cost, including the amount of unallocated negative goodwill, is subject to refinement and adjustment.

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

6.             Debt

At June 30, 2006 and December 31, 2005, short-term borrowings and long-term debt consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$—	$13,049
Essex Nexans factoring agreement	36,359	21,070
	$36,359	$34,119
Long-term debt:
Short-term borrowings refinanced - senior secured revolving credit facility	$—	$—
9% senior notes (net of discount of $5,628 and $5,987 at June 30, 2006 and December 31, 2005, respectively)	251,472	251,113
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Nexans	14,183	13,416
Other	10,072	10,196
	280,727	279,725
Less current portion of long-term debt	468	499
Total long-term debt	$280,259	$279,226

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

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility was $223 million as of June 30, 2006. Based on the terms of the amended and restated senior secured credit facility and the provisions of Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the balance of the senior secured credit facility has been reclassified as long-term debt as of June 30, 2006.

The amended and restated senior secured credit facility contains covenants which may limit Superior Essex Communications’ and Essex Group’s and their subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on Company property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Capital expenditures, distributions, acquisitions and asset dispositions are not limited so long as no event of default exists and the borrowers meet certain availability and liquidity conditions specified in the amended and restated senior secured credit facility.

In July 2006 Essex Nexans amended its factoring agreement to increase the maximum available advances by €20 million to €55 million ($69.0 million) until May 31, 2007. The maximum amount of advances was also reduced to 88% of assigned receivables. Interest on advances in excess of €35 million bear interest at the European Overnight Index Average rate plus 0.67%.

In July 2006 the Company’s subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a construction loan agreement with a Chinese development authority to provide financing for construction of the Company’s Greenfield manufacturing facility in Suzhou, China. The agreement provides for five monthly draws beginning July 21, 2006 of up to 96 million Yuan Renminbi ($12.0 million). Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is secured by a mortgage on the facility and is repayable in two annual installments beginning July 2010. The loan is not guaranteed by the Company or any of its subsidiaries.

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

7.             Income per share

The computation of basic and diluted net income and income before extraordinary gain per share for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$22,819	17,427	$1.31	$7,034	16,646	$0.42
Effect of dilutive securities
Restricted stock awards	—	233		—	141
Stock options	—	281		—	156
Warrants	—	51		—	—
Diluted net income per common share	$22,819	17,992	$1.27	$7,034	16,943	$0.42

	Six Months Ended June 30
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share before extraordinary gain	$35,047	17,095	$2.05	$17,015	16,615	$1.02
Effect of dilutive securities
Restricted stock awards	—	223		—	135
Stock options	—	254		—	166
Warrants	—	26		—	—
Diluted income per common share before extraordinary gain	$35,047	17,598	$1.99	$17,015	16,916	$1.01

A total of 23,663 and 1,091,071 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrants have been excluded from the computation of diluted income per share for the three months ended June 30, 2006 and 2005, respectively. Warrants issued in connection with Superior TeleCom’s plan of reorganization to purchase 868,421 shares of the Company’s common stock expired unexercised on May 10, 2006. A total of 575,548 and 979,746 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the six months ended June 30, 2006 and 2005, respectively. Additionally, 193,620 shares contingently issuable pursuant to performance awards granted in March 2006 (see Note 8) have been excluded from the computation of basic and diluted income per share for the three and six months ended June 30, 2006 as the performance conditions have not been satisfied.

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

Total compensation cost related to all stock-based compensation plans was $2.0 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively. Total compensation cost related to all stock-based compensation plans was $3.3 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized with respect to all stock-based compensation plans was $0.7 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized with respect to all stock-based compensation plans was $1.2 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $9.7 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	1,059,000	$14.24
Granted	24,195	25.75
Exercised	(134,458)	13.99
Forfeitures	(167)	18.14
Outstanding at June 30, 2006	948,570	$14.56	8.0	$14,575
Exercisable at June 30, 2006	421,334	$12.85	7.8	$7,195

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.4 million and $0.5 million, respectively. The Company’s policy is to issue authorized but unissued shares upon the exercise of options.

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the six months ended June 30, 2006:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2005	498,750	$13.39
Granted	296,117	25.55
Vested	(94,094)	13.81
Forfeited	—	—
Nonvested share awards outstanding at June 30, 2006	700,773	$18.47

The total fair value of share awards vesting during the six months ended June 30, 2006 and 2005 was $2.8 million and $0.7 million, respectively.

9.             Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and six months ended June 30, 2006 and 2005 are presented below.

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$657	$661
Interest cost	2,085	2,015
Expected return on plan assets	(2,024)	(2,262)
Amortization of prior service costs and unrecognized losses	220	19
	$938	$433

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,282	$1,067
Interest cost	4,036	3,642
Expected return on plan assets	(4,059)	(3,853)
Amortization of prior service costs and unrecognized losses	268	38
	$1,527	$894

The Company’s cash contributions to the defined benefit plans amounted to $2.5 million and $1.7 million during the six months ended June 30, 2006 and 2005, respectively. The Company expects to make additional cash contributions of $6.0 million for the remainder of 2006.

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

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at June 30, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	7,350	2006	$3.33	$9,328
Copper	3,525	2007	3.14	2,997
				$12,325

Approximately $12.4 million of unrealized gains on commodity futures outstanding at June 30, 2006 are expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Essex Nexans had no open copper futures positions at June 30, 2006.

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of June 30, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	61

Foreign currency exchange risk management

The Company engages in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of certain of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At June 30, 2006, the Company had outstanding foreign currency forward exchange contracts to exchange 7.2 million Canadian dollars for $6.5 million in July 2006. The fair value of the forward exchange contracts was insignificant at June 30, 2006. Additionally, the Company has entered into foreign currency forward exchange contracts to purchase 2.6 million Chinese Yuan for $0.3 million at various dates through August 2006. These contracts represent an economic hedge of a portion of expected capital expenditures to be made in connection with construction of the Company’s manufacturing facility in China. Changes in the fair value of these contracts are reflected in current earnings. The fair value of these contracts was insignificant at June 30, 2006.

11.          Commitments and contingencies

The Company is involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability when management believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlement, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, management believes it has valid defenses with respect to all legal matters against the Company and its subsidiaries and does not believe any such matters, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, liquidity or results of operations.

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

On January 18, 2002, United Technologies Corporation, or United Technologies, brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies’ third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1988, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer’s motion for summary judgment against United Technologies and Essex International’s motion to dismiss with prejudice United Technologies’ claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International’s time to respond, on March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware. The United Technologies proceedings were stayed by the filing of Superior TeleCom’s bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom’s bankruptcy. Management believes that these claims have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, on the Company’s business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

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

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that management believes were adequate at June 30, 2006. These accruals are not material to the Company’s operations or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At June 30, 2006, the Company had forward fixed price copper purchase commitments for delivery of 31.9 million pounds through May 2007 for $94.2 million. Additionally at June 30, 2006, the Company has forward purchase fixed price commitments for 2.7 million pounds of aluminum and 760,000 MMBTUs of natural gas amounting to $3.2 million and $7.0 million, respectively.

12.          Business segments

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, North American magnet wire and distribution (formerly magnet wire and distribution), European magnet wire and distribution and copper rod. The communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Nexans and manufactures and markets magnet wire for use in motors, transformers and electrical coils and controls primarily in Europe. Essex Nexans also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. Prior to the formation of Essex Nexans, the Company’s U.K. magnet wire operations were included in the North American magnet wire and distribution segment. The Company’s U.K. magnet wire operations are currently reported with the European magnet wire and distribution segment and, accordingly, all prior period segment information has been restated to reflect the current segment reporting structure. The copper rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and executive payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The components of restructuring and other charges and asset impairments are discussed in Note 4.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net sales:
Communications cable	$237,135	$177,612	$423,708	$329,576
North American magnet wire and distribution	274,340	174,103	507,877	349,793
European magnet wire and distribution	174,270	9,006	312,879	17,856
Copper rod	132,448	69,225	225,423	136,009
	$818,193	$429,946	$1,469,887	$833,234
Operating income (loss):
Communications cable	$32,454	$14,910	$50,807	$26,614
North American magnet wire and distribution	13,446	10,170	22,712	20,512
European magnet wire and distribution	9,096	(949)	10,880	(1,607)
Copper rod	256	(147)	117	102
Corporate and other	(6,791)	(4,304)	(13,218)	(9,493)
Gain on sale of product line	—	—	—	10,355
Restructuring and other charges and asset impairments	(197)	(180)	(978)	(2,938)
	$48,264	$19,500	$70,320	$43,545

	June 30, 2006	December 31, 2005
	(in thousands)
Total assets:
Communications cable	$362,668	$309,301
North American magnet wire and distribution	354,534	290,701
European magnet wire and distribution	244,059	182,533
Copper rod	55,823	39,450
Corporate and other	3,828	6,207
	$1,020,912	$828,192

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

	June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$11,987	$194	$7,386	$—	$19,569
Accounts receivable, net	—	271,367	4,952	145,844	—	422,163
Inventories, net	—	178,050	9,793	67,716	—	255,559
Other current assets	2,676	22,946	370	12,555	—	38,547
Total current assets	2,678	484,350	15,309	233,501	—	735,838
Property, plant and equipment, net	587	197,307	16,129	30,656	—	244,679
Intangible and other long-term assets	8,746	36,056	2	3,776	(8,185)	40,395
Investment in subsidiaries	249,480	89,135	211,370	—	(549,985)	—
Intercompany accounts	94,469	—	18,419	—	(112,888)	—
Total assets	$355,960	$806,848	$261,229	$267,933	$(671,058)	$1,020,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$36,359	—	$36,359
Current portion of long-term debt	—	—	—	468	—	468
Accounts payable	4,100	117,689	3,031	68,615	—	193,435
Accrued expenses	18,127	36,031	338	49,568	—	104,064
Total current liabilities	22,227	153,720	3,369	155,010	—	334,326
Long term-debt, less current portion	—	258,472	5,000	16,787	—	280,259
Other long-term liabilities	3,231	42,106	3,380	10,492	(8,185)	51,024
Intercompany accounts	—	98,406	—	14,482	(112,888)	—
Total liabilities	25,458	552,704	11,749	196,771	(121,073)	665,609
Minority interest in consolidated subsidiaries	—	—	—	24,801	—	24,801
Stockholders’ equity	330,502	254,144	249,480	46,361	(549,985)	330,502
	$355,960	$806,848	$261,229	$267,933	$(671,058)	$1,020,912

	December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69	$395	$125	$7,595	—	$8,184
Accounts receivable, net	—	167,744	2,613	89,258	—	259,615
Inventories, net	—	165,688	12,519	60,148	—	238,355
Other current assets	2,643	17,008	369	15,365	—	35,385
Total current assets	2,712	350,835	15,626	172,366	—	541,539
Property, plant and equipment, net	613	203,325	17,082	19,712	—	240,732
Intangible and other long-term assets	11,067	36,940	2	6,097	(8,185)	45,921
Investment in subsidiaries	210,849	71,488	183,231	—	(465,568)	—
Intercompany accounts	10,040	—	5,303	—	(15,343)	—
Total assets	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$13,049	$—	$21,070	—	$34,119
Current portion of long-term debt	—	—	—	499	—	499
Accounts payable	4,483	93,321	1,779	44,348	—	143,931
Accrued expenses	22,894	32,271	237	37,024	—	92,426
Total current liabilities	27,377	138,641	2,016	102,941	—	270,975
Long term-debt, less current portion	—	258,113	5,000	16,113	—	279,226
Other long-term liabilities	2,251	43,859	3,379	10,212	(8,185)	51,516
Intercompany accounts	—	6,297	—	9,046	(15,343)	—
Total liabilities	29,628	446,910	10,395	138,312	(23,528)	601,717
Minority interest in consolidated subsidiaries	—	—	—	20,822	—	20,822
Stockholders’ equity	205,653	215,678	210,849	39,041	(465,568)	205,653
	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192

	Three Months Ended June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,868	$638,953	$66,917	$180,567	$(75,112)	$818,193
Cost of goods sold	—	575,242	60,748	163,748	(68,244)	731,494
Gross profit	6,868	63,711	6,169	16,819	(6,868)	86,699
Selling, general and administrative expenses	(6,773)	(30,645)	(258)	(7,430)	6,868	(38,238)
Restructuring and other charges	(111)	(291)	—	205	—	(197)
Operating income (loss)	(16)	32,775	5,911	9,594	—	48,264
Interest income (expense)	16	(7,386)	(118)	(523)	—	(8,011)
Other income (expense), net	—	219	29	(309)	—	(61)
Income before income taxes, equity in earnings of subsidiaries and minority interest	—	25,608	5,822	8,762	—	40,192
Income tax expense	—	(9,470)	(2,242)	(3,513)	—	(15,225)
Equity in earnings of subsidiaries	22,819	6,760	19,239	—	(48,818)	—
Minority interest in income of subsidiaries	—	—	—	(2,148)	—	(2,148)
Net income	$22,819	$22,898	$22,819	$3,101	$(48,818)	$22,819

	Three Months Ended June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,362	$427,764	$33,749	$12,988	$(48,917)	$429,946
Cost of goods sold	—	383,658	33,665	12,808	(44,555)	385,576
Gross profit	4,362	44,106	84	180	(4,362)	44,370
Selling, general and administrative expenses	(4,293)	(23,840)	(275)	(644)	4,362	(24,690)
Restructuring and other charges	(71)	(109)	—	—	—	(180)
Operating income (loss)	(2)	20,157	(191)	(464)	—	19,500
Interest expense	—	(7,322)	(81)	(6)	—	(7,409)
Other income, net	2	83	(4)	—	—	81
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	12,918	(276)	(470)	—	12,172
Benefit (provision) for income taxes	—	(4,794)	109	(453)	—	(5,138)
Equity in earnings (loss) of subsidiaries	7,034	(1,011)	7,201	—	(13,224)	—
Net income (loss)	$7,034	$7,113	$7,034	$(923)	$(13,224)	$7,034

	Six Months Ended June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$13,363	$1,148,511	$113,174	$323,657	$(128,818)	$1,469,887
Cost of goods sold	—	1,039,602	103,266	297,326	(115,455)	1,324,739
Gross profit	13,363	108,909	9,908	26,331	(13,363)	145,148
Selling, general and administrative expenses	(13,195)	(58,520)	(501)	(14,997)	13,363	(73,850)
Restructuring and other charges	(195)	(330)	—	(453)	—	(978)
Operating income (loss)	(27)	50,059	9,407	10,881	—	70,320
Interest income (expense)	25	(14,829)	(237)	(1,048)	—	(16,089)
Gain on sale of investment	5,788	—	—	—		5,788
Other income (expense), net	2	252	29	(146)	—	137
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary item	5,788	35,482	9,199	9,687	—	60,156
Income tax expense	(2,257)	(12,774)	(3,542)	(4,355)	—	(22,928)
Equity in earnings of subsidiaries	32,387	9,839	26,730	—	(68,956)	—
Minority interest in income of subsidiaries	—	—	—	(2,181)	—	(2,181)
Extraordinary gain	—	—	—	871	—	871
Net income	$35,918	$32,547	$32,387	$4,022	$(68,956)	$35,918

	Six Months Ended June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$9,637	$827,784	$65,549	$25,869	(95,605)	$833,234
Cost of goods sold	—	742,025	65,493	25,393	(85,968)	746,943
Gross profit	9,637	85,759	56	476	(9,637)	86,291
Selling, general and administrative expenses	(9,471)	(48,726)	(524)	(1,079)	9,637	(50,163)
Restructuring and other charges	(168)	(464)	—	—	—	(632)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	(2)	46,924	(468)	(2,909)	—	43,545
Interest expense	—	(14,312)	(159)	(11)	—	(14,482)
Other income, net	2	177	17	—	—	196
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	32,789	(610)	(2,920)	—	29,259
Benefit (provision) for income taxes	—	(11,869)	238	(613)	—	(12,244)
Equity in earnings (loss) of subsidiaries	17,015	(3,747)	17,387	—	(30,655)	—
Net income (loss)	$17,015	$17,173	$17,015	$(3,533)	$(30,655)	$17,015

	Six Months Ended June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(3,008)	$(53,830)	$8,350	$(9,501)	—	$(57,989)
Cash flows from investing activities:
Capital expenditures	(68)	(7,531)	—	(10,304)	—	(17,903)
SDS acquisition, net of cash acquired	—	—	—	(947)	—	(947)
Proceeds from sale of investment	8,500	—	—	—	—	8,500
Investment in subsidiaries	—	(5,900)	—	—	5,900	—
Dividends received			238	—	(238)	—
Other		56	—	3	—	59
Cash flows provided by (used for) investing activities	8,432	(13,375)	238	(11,248)	5,662	(10,291)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility, net	—	(13,049)	—	—	—	(13,049)
Essex Nexans short-term borrowings, net	—	—	—	13,793	—	13,793
Repayments of long-term debt	—	—	—	(258)	—	(258)
Proceeds from common stock offering	76,541	—	—	—	—	76,541
Proceeds from exercise of stock options	1,880	—	—	—	—	1,880
Capital contributions	—	—	—	1,475	(1,475)	—
Dividends paid		(238)	—	—	238	—
Other	566	—	—	—	—	566
Intercompany accounts	(84,478)	92,073	(8,519)	5,349	(4,425)	—
Cash flows provided by (used for) financing activities	(5,491)	78,786	(8,519)	20,359	(5,662)	79,473
Effect of exchange rate changes on cash	—	11	—	181	—	192
Net increase (decrease) in cash and cash equivalents	(67)	11,592	69	(209)	—	11,385
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$2	$11,987	$194	$7,386	—	$19,569

	Six Months Ended June 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$899	$(7,178)	$(6,222)	$1,659	$—	$(10,842)
Cash flows from investing activities:
Capital expenditures	(38)	(6,041)	(962)	(431)	—	(7,472)
Belden asset acquisition contingent payment	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of product line	—	11,563	—	—	—	11,563
Investment in subsidiaries	—	(1,800)	—	—	1,800	—
Dividends received	—	—	238	—	(238)	—
Cash flows used for investing activities	(38)	(6,278)	(724)	(431)	1,562	(5,909)
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	10,000	—	(610)	—	9,390
Proceeds from exercise of stock options	705	—	—	—	—	705
Capital contributions	—	—	—	1,800	(1,800)	—
Dividends paid	—	(238)	—	—	238	—
Intercompany accounts	(1,829)	(4,480)	7,192	(883)	—	—
Cash flows provided by (used for) financing activities	(1,124)	5,282	7,192	307	(1,562)	10,095
Effect of exchange rate changes on cash	—	(912)	—	608	—	(304)
Net increase (decrease) in cash and cash equivalents	(263)	(9,086)	246	2,143	—	(6,960)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$(157)	$9,011	$289	$2,209	$—	$11,352

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment (formerly magnet wire and distribution); (iii) our European magnet wire and distribution segment and (iv) our copper rod segment. Our communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom and premises wire and cable for use within homes and offices for local area networks, internet connectivity and other applications. Our North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. Our North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to OEMs and motor repair facilities. Our European magnet wire and distribution segment consists of the operations of the joint venture formed in 2005 in connection with the acquisition of Nexans’ European magnet wire business as discussed below. Our European magnet wire and distribution segment manufactures and markets magnet wire for use in motors, transformers and electrical coils and controls primarily in Europe as well as enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. Prior to the formation of Essex Nexans our U.K. magnet wire operations were included in the North American magnet wire and distribution segment. Our U.K. magnet wire operations are currently reported within the European magnet wire and distribution segment and, accordingly, all prior period segment information has been restated to reflect the current segment reporting structure. Our copper rod segment includes sales of copper rod produced by our North American continuous casting units to external customers. Our copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold.

Industry segment financial data for the three and six months ended June 30, 2006 and 2005 is included in Note 12 to the accompanying condensed consolidated financial statements.

Operating Environment

Copper is the primary raw material we use in the manufacture of our wire and cable products. Foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses and sold through merchants. These macro-economic and other factors have contributed to extremely high and volatile prices and periodic shortages of supply of copper. Over the past two and a half years, the spot price of copper has escalated rapidly, increasing from an average COMEX daily spot price of $0.88 per pound in October 2003, to $2.17 per pound in December 2005. Copper prices have increased even more rapidly during 2006, with the COMEX daily spot price for copper increasing to an average of $3.40 per pound for June 2006 and fluctuating from a low of $2.13 per pound to a high of $4.08 per pound for the six months ended June 30, 2006. Copper LME prices have experienced similar increases and fluctuations.

While we have not experienced a material negative impact on our results of operations to date as a result of rising copper prices or supply shortages, as described below under “Risk factors—Risks to our business related to copper”, this recent and, in our experience, unprecedented increase in copper prices along with the potential for dramatic increases and decreases in future copper prices, may have adverse effects on our business, including the following:

•                  Exposing our businesses to additional copper hedging risks and potential losses

•                  Reducing customer demand for our products

•                  Increasing our need for working capital to finance inventory and receivables

We engage in hedging and copper purchase strategies in an attempt to limit the commodity price risk associated with copper and we recently amended our senior secured revolving credit facility to increase our available credit to meet our increasing working capital needs. In June and July of 2006 we completed an underwritten public offering of 2,851,145 shares of our common stock and used the net proceeds of approximately $80.8 million to pay down borrowings outstanding under our senior secured revolving credit facility. However, there is no assurance that these measures will be sufficient to mitigate the impact of rising or volatile copper prices. The high level of copper prices and the magnitude of copper price changes increase our exposure to hedging risks. Furthermore, our markets have rarely experienced copper costs at current levels and there can be no assurance that continued high copper prices will not have other unanticipated negative impacts. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our results of operations.

In addition to copper, raw materials we use in the manufacture of our products include aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride and various chemicals and chemical compounds used in the production of enamels. Additionally, natural gas is a key energy source used in the manufacture of magnet wire. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on natural gas supply and on raw material producers located in the region or those which rely on oil and gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant surcharges for energy and other costs. Crude oil prices have continued to increase reaching record levels in 2006. The increased cost of oil has resulted in increased production and freight costs and shortages in the availability of shipping resources. The markets for these key raw materials are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs or that we can increase prices for our products in amounts sufficient to offset increases in the costs of raw materials, energy and freight.

Essex Nexans Acquisitions

On October 21, 2005, we acquired Nexans’ magnet wire operations in Europe through formation of a corporate joint venture, Essex Nexans, a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership. We believe the acquisition enhances our ability to serve our global customer base, provides synergies with respect to our U.K. magnet wire business and increases our geographic diversification. The acquired operations are included in our results of operation from the date of acquisition. See Note 5 to the accompanying condensed consolidated financial statements.

Results of Operations

In discussing our results of operations below, we present supplemental sales information adjusted to a constant $2.00/lb COMEX cost of copper, or copper-adjusted sales, which is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or a non-GAAP financial measure. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper is a useful measure to aid in analyzing period-to-period sales revenues, particularly in periods of changing copper prices. Sales adjusted for a constant cost of copper as used by us may not be comparable to similarly titled measures of other companies.

Three Month Period Ended June 30, 2006 Compared to the Three Month Period Ended June 30, 2005

Net sales

The following table provides net sales and supplemental copper adjusted sales information for the three months ended June 30, 2006 and 2005:

	Actual			Copper-adjusted
	Three Months Ended June 30,		%	Three Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Net sales:
Communications cable	$237,135	$177,612	34%	$218,208	$201,186	8%
North American magnet wire and distribution	274,340	174,103	58%	219,532	203,898	8%
European magnet wire and distribution	174,270	9,006	*	135,423	10,775	*
Copper rod	132,448	69,225	91%	79,989	88,880	(10)%
	818,193	429,946	90%	653,152	504,739	29%
Constant cost of copper adjustment	—	—		165,041	(74,793)
Total	$818,193	$429,946	90%	$818,193	$429,946	90%
Average daily COMEX spot price per pound of copper	$3.39	$1.53	122%

* Not meaningful

Consolidated sales for the three months ended June 30, 2006 were $818.2 million, an increase of 90% as compared to consolidated sales of $429.9 million for the quarter ended June 30, 2005. Sales for the 2006 quarter were significantly impacted by the increase in copper prices and the effects of the Essex Nexans transaction. Sales adjusted for a constant cost of copper increased 29% for the quarter ended June 30, 2006. Sales in our European magnet wire and distribution segment attributable to the entities acquired in the Essex Nexans transaction amounted to $150.0 million ($121.4 million on a copper-adjusted basis) for the three months ended June 30, 2006. Consolidated net sales and sales adjusted for a constant cost of copper increased 35% and 24%, respectively, as a result of the Essex Nexans transaction. The remaining 5% increase in consolidated sales adjusted for a constant cost of copper is due to revenue growth in both the communications cable and North American magnet wire and distribution segments partially offset by reductions in sales of our copper rod segment.

Sales for our communications cable segment for the June 30, 2006 quarter were $237.1 million, an increase of 34%, as compared to sales of $177.6 million for the quarter ended June 30, 2005. Sales adjusted for a constant cost of copper increased 8%. The copper-adjusted increase reflects price increases in our copper OSP products, primarily related to non-copper cost-based pass through price adjustments with respect to our contract and distribution customers, as well as volume and price increases in copper and fiber optic premise products. Copper OSP unit volume for the 2006 quarter was essentially flat compared with the prior year second quarter, as demand related to hurricane repair work, which we believe was largely completed in May 2006, essentially offset other market-related declines. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share.

Sales for our North American magnet wire and distribution segment were $274.3 million for the quarter ended June 30, 2006, an increase of 58% as compared to the prior year. On a copper-adjusted basis, sales for the three months ended June 30, 2006 increased 8% from the same quarter in the prior year. The copper-adjusted increase results primarily from the current year impact of 2005 market share gains at certain major customers as well as strengthening in our motor, transformer and generator end-markets, including demand due to hurricane-related replacement and repair. Additionally, sales for the three months ended June 30, 2006 include some benefit from product price improvement and price surcharges. These increases were offset somewhat by reduced demand in the automotive and appliance end markets.

Sales for the European magnet wire and distribution segment were $174.3 million for the three months ended June 30, 2006 compared to $9.0 million for the three months ended June 30, 2005, an increase of $165.3 million. On a copper-adjusted basis, sales increased $124.6 million for the three months ended June 30, 2006 compared to the prior year quarter. The increase was largely attributable to the Essex Nexans transaction. Sales for the 2006 quarter include $150.0 million ($121.4 million on a copper-adjusted basis) related to the entities acquired in the Essex Nexans transaction in October 2005. The second quarter is typically the strongest seasonal quarter for the European magnet wire and distribution segment.

Copper rod sales for the three months ended June 30, 2006 were $132.5 million compared to $69.2 million for the comparable 2005 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 10% for the three months ended June 30, 2006 compared to the prior year period. The copper-adjusted decrease in the 2006 quarter reflects the loss of a major customer in the first quarter of 2006 as well as increased internal consumption of copper rod. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the three months ended June 30, 2006, gross profit was $86.7 million, an increase of 95% as compared to the prior year quarter primarily due to copper adjusted gross profit margin (computed as gross profit divided by copper-adjusted sales) improvements in our communications cable and North American magnet wire and distribution segments and gross profit of $15.9 million attributable to the entities acquired in the Essex Nexans transaction. The gross profit margin in the 2006 quarter was 10.6% compared to 10.3% for the same quarter in 2005. Gross profit margin on a copper-adjusted basis was 13.3% for the three months ended June 30, 2006 compared to 8.8% for the three months ended June 30, 2005. The increase in copper-adjusted gross margin is attributable to improved product pricing and mix, particularly in our communications cable segment, improved cost absorption as a result of higher production and an estimated $17 million benefit related to the significant upward volatility in copper prices experienced during 2006, particularly in the second quarter. Approximately one-half of the copper-related benefit is due to lower copper-cost flow through compared to product pricing. This was particularly the case in the distribution market as more timely copper-based price adjustments combined with a shortening of order lead times for products resulted in copper-related gains on shipments of inventories accounted for on a FIFO basis. Additionally, on certain of our products we do achieve a modest mark-up on the component of the product cost related to copper. The balance of the copper-related benefit is attributable to the inverted forward pricing curve in the COMEX copper futures market experienced during much of the first half of 2006 which favorably impacted certain of our forward buying and hedging arrangements along with gains related to LIFO inventory and other procurement benefits related to the timing of product receipts and intraperiod inventory builds and depletion. Our communications cable and North American and European magnet wire and distribution segments all experienced improved copper-adjusted gross margins for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, including the effects of the copper-related benefit discussed above. Considering the relative stabilization of copper price levels subsequent to June 30, 2006, we expect future copper-related gross margin benefits, if any, to be reduced from those achieved in the second quarter of 2006. If copper prices decrease significantly during the second half of 2006 we may experience losses. See “Risk Factors – Risks to Our Business Related to Copper”.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A expense) for the three month period ended June 30, 2006 were $38.2 million as compared to SG&A expense of $24.7 million for the three months ended June 30, 2005. SG&A expense for the three months ended June 30, 2006 included $6.6 million attributable to the entities acquired in the Essex Nexans transaction. The remaining increase of $6.9 million is attributable to a number of factors including normal salary and benefit increases, including incentive based compensation, ($2.5 million), corporate stock-based compensation and supplemental executive retirement plan charges ($2.2 million), group insurance and pension costs ($1.1 million), product development and information system implementation costs ($0.4 million) and the impact of increased sales volume and related sales costs and commissions, primarily in our communications cable segment.

Restructuring and other charges

In the three months ended June 30, 2006, Essex Nexans recorded a provision of $0.2 million related to workforce reductions. In addition, restructuring and other charges for the three months ended June 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.1 million related to professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges of $0.2 million for the three months ended June 30, 2005 consisted primarily of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and professional fees related to the administration of plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended June 30, 2006 and 2005. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2006	2005
	(in thousands)
Operating income (loss)
Communications cable	$32,454	$14,910
North American magnet wire and distribution	13,446	10,170
European magnet wire and distribution	9,096	(949)
Copper rod	256	(147)
Corporate and other	(6,791)	(4,304)
Restructuring and other charges and asset impairments	(197)	(180)
	$48,264	$19,500

Operating income for the communications cable segment increased $17.5 million for the three months ended June 30, 2006 compared to the 2005 quarter due to increased gross profit primarily attributable to improvements in copper-adjusted gross margin percentage as discussed above. Communications cable gross profit increases were partially offset by an increase in SG&A expense of $1.8 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and normal compensation and benefits increases.

Operating income for our North American magnet wire and distribution segment increased $3.3 million due to increased gross profit primarily attributable to improvements in copper-adjusted gross margin percentage as discussed above partially offset by higher SG&A expense of $2.5 million comprised principally of higher group insurance, pension and employee benefit related costs.

The operating loss for our European magnet wire and distribution segment for the three months ended June 30, 2005 reflects the results of our U.K. magnet wire business which sustained negative gross margins for the three months ended June 30, 2005 due to reduced sales volumes and pricing. Operating income for the three months ended June 30, 2006 includes $9.2 million attributable to the entities acquired in the Essex Nexans transaction.

The copper rod segment had operating income of $0.3 million for the three months ended June 30, 2006 compared to an operating loss of $0.1 million for the same period in 2005. As previously discussed, copper rod sales allow for fixed cost recovery at gross profit margins that are generally break even.

Corporate and other charges consist primarily of parent company and executive payroll costs, stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is primarily due to increased incentive and stock-based compensation.

Consolidated operating income for the three months ended June 30, 2005 included restructuring and other charges of $0.2 million compared to $0.2 million of such charges in the three months ended June 30, 2006, the components of which are discussed above.

Interest expense

Interest expense for the quarter ended June 30, 2006 was $8.0 million compared to interest expense of $7.4 million for the three months ended June 30, 2005 due primarily to interest of $0.5 million related to borrowings by Essex Nexans. The increase in interest expense in the 2006 quarter also reflects an increase in interest rates on our senior secured revolving credit facility due to increases in the base borrowing rates tied to short-term interest rates as well as increased borrowings outstanding to finance working capital increases resulting from higher copper prices partially offset by increased capitalized interest.

Income tax expense

Our effective income tax rate for the three months ended June 30, 2006 was 38% compared to an effective tax rate of 42% for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 exceeds the U.S. statutory rate of 35% due primarily to the effects of state taxes. The effective rate decreased for the three months ended June 30, 2006 compared to the same period in the prior year due primarily to a greater proportion of earnings attributable to legal entities with lower effective tax rates as well as a reduction in losses attributable to our former U.K. subsidiary for which no tax benefit was recognized in 2005.

Six Month Period Ended June 30, 2006 Compared to the Six Month Period Ended June 30, 2005

The following table provides net sales and supplemental copper adjusted sales information for the six months ended June 30, 2006 and 2005:

	Actual			Copper-adjusted
	Six Months Ended June 30,		%	Six Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Net sales:
Communications cable	$423,708	$329,576	29%	$406,093	$377,419	8%
North American magnet wire and distribution	507,877	349,793	45%	448,182	412,396	9%
European magnet wire and distribution	312,879	17,856	*	265,960	21,646	*
Copper rod	225,423	136,009	66%	163,324	178,170	(8)%
	1,469,887	833,234	76%	1,283,559	989,631	30%
Constant cost of copper adjustment	—	—		186,328	(156,397)
Total	$1,469,887	$833,234	76%	$1,469,887	$833,234	76%
Average daily COMEX price per pound of copper	$2.83	$1.50	89%

* Not meaningful

Consolidated sales for the six months ended June 30, 2006 were $1,470 million, an increase of 76% as compared to consolidated sales of $833.2 million for the six months ended June 30, 2005. Sales for the 2006 period were significantly impacted by the increase in copper prices and the effects of the Essex Nexans transaction. Sales adjusted for a constant cost of copper increased 30% for the six months ended June 30, 2006. Sales in our European magnet wire and distribution segment attributable to the entities acquired in the Essex Nexans transaction amounted to $271.1 million ($240.5 million on a copper-adjusted basis) for the six months ended June 30, 2006. Consolidated net sales and sales adjusted for a constant cost of copper increased 33% and 24%, respectively, as a result of the Essex Nexans transaction. The remaining 6% increase in consolidated sales adjusted for a constant cost of copper is due to revenue growth in both the communications cable and North American magnet wire and distribution segments partially offset by reductions in sales of our copper rod segment.

Sales for our communications cable segment for the six months ended June 30, 2006 were $423.7 million, an increase of 29%, as compared to sales of $329.6 million for the six months ended June 30, 2005. Sales adjusted for a constant cost of copper increased 8%. The copper-adjusted increase reflects price increases in our copper OSP products, primarily related to non-copper cost-based pass through price adjustments with respect to our contract and distribution customers, as well as volume and second quarter 2006 price increases in copper and fiber optic premise products. Copper OSP volume for the six months ended June 30, 2006 decreased slightly compared with the prior year period as hurricane related increases partially offset other market-related declines. We believe the increase in demand for our copper and fiber optic premise products is supported by growing investment in information technology, including new and upgraded computer systems and associated wiring and an increase in our market share.

Sales for our North American magnet wire and distribution segment were $507.9 million for the six months ended June 30, 2006, an increase of 45% as compared to the prior year. On a copper-adjusted basis, sales for the six months ended June 30, 2006 increased 9% from the same period in the prior year. The copper-adjusted increase results primarily from the current year impact of 2005 market share gains at certain major customers as well as strengthening in our motor, transformer and generator end-markets, including demand due to hurricane-related replacement and repair. Additionally, sales for the six months ended June 30, 2006 include some benefit from product price improvement and price surcharges. These increases were offset somewhat by reduced demand in the automotive and appliance end markets.

Sales for the European magnet wire and distribution segment were $312.9 million for the six months ended June 30, 2006 compared to $17.9 million for the six months ended June 30, 2005, an increase of $295.0 million. On a copper-adjusted basis, sales increased $244.3 million for the six months ended June 30, 2006 compared to the prior year period. The increase was largely attributable to the Essex Nexans transaction. Sales for the 2006 period include $271.1 million ($240.5 million on a copper-adjusted basis) related to the entities acquired in the Essex Nexans transaction in October 2005.

Copper rod sales for the six months ended June 30, 2006 were $225.4 million compared to $136.0 million for the comparable 2005 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 8% for the six months ended June 30, 2006 compared to the prior year period. The copper-adjusted decrease in 2006 reflects the loss of a major customer in the first quarter of 2006 as well as increased second quarter 2006 internal consumption of copper rod. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions

Gross profit

For the six months ended June 30, 2006, gross profit was $145.1 million, an increase of 68% as compared to the six months ended June 30, 2005 primarily due to copper-adjusted gross profit margin improvements in our communications cable and North American magnet wire and distribution segments and gross profit of $24.9 million attributable to the entities acquired in the Essex Nexans transaction. The gross profit margin for the six months ended June 30, 2006 was 9.9% compared to 10.4% for the same period in 2005. The decrease in gross profit margin reflects the effect of increased copper prices. Gross profit margin on a copper-adjusted basis was 11.3% for the six months ended June 30, 2006 compared to 8.7% for the six months ended June 30, 2005. The increase in copper-adjusted gross margin is attributable to improved product pricing and mix, particularly in our communications cable segment, improved cost absorption as a result of higher production and benefits related to the extreme upward volatility in copper prices experienced during 2006 as discussed above. Our communications cable and North American and European magnet wire and distribution segments all experienced improved copper-adjusted gross margins for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, including the effects of the copper-related benefit discussed above. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the six months ended June 30, 2006 were negatively impacted by the effects of inflationary non-copper cost increases related primarily to higher natural gas prices, freight costs and non-copper raw materials and changes in product mix, in particular increased sales of lower margin aluminum products representing, to some degree, substitution for copper in response to the increase in copper prices. Considering the relative stabilization of copper price levels subsequent to June 30, 2006, we expect future copper-related gross margin benefits, if any, to be reduced from those achieved in the first six months of 2006. If copper prices decrease significantly during the second half of 2006 we may experience losses. See “Risk Factors – Risks to Our Business Related to Copper”.

Selling, general and administrative expenses

SG&A expense for the six month period ended June 30, 2006 were $73.9 million as compared to SG&A expense of $50.2 million for the six months ended June 30, 2005. SG&A expense for the six months ended June 30, 2006 included $13.2 million attributable to the entities acquired in the Essex Nexans transaction. The remaining increase of $10.5 million is attributable to a number of factors including normal salary and benefit increases, including incentive-based compensation, ($3.4 million), stock-based compensation and supplemental executive retirement plan charges ($3.0 million), group insurance and pension costs ($1.1 million), professional fees ($0.6 million), product development and information system implementation costs ($0.7 million) and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

Impairment and restructuring and other charges

In the six months ended June 30, 2006, Essex Nexans recorded a provision of $0.9 million related to workforce reductions at its U.K. magnet wire operation (formerly included in the North American magnet wire and distribution segment). In addition, restructuring and other charges for the six months ended June 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable  settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the six months ended June 30, 2005 consisted of $0.4 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the administration of plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

Gain on sale of product line

In March 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting the business conducted by us under the US Seal trade name for a total purchase price of $11.6 million. A gain of $10.4 million was recognized on the sale. In connection with the sale, we also signed a non-exclusive distribution agreement to act as a distributor for certain of the US Seal products for a period of five years. We believe the expected revenues under the distribution agreement represent a significant continuation of the direct cash flows of the disposed US Seal product line. The US Seal product line was included in the North American magnet wire and distribution segment and revenues and expenses associated with the distribution agreement continue to be reported in that segment.

Operating income

The following table sets forth information regarding our operating income by segment for the six months ended June 30, 2006 and 2005. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2006	2005
	(in thousands)
Operating income (loss)
Communications cable	$50,807	$26,614
North American magnet wire and distribution	22,712	20,512
European magnet wire and distribution	10,880	(1,607)
Copper rod	117	102
Corporate and other	(13,218)	(9,493)
Gain on sale of product line	—	10,355
Restructuring and other charges and asset impairments	(978)	(2,938)
	$70,320	$43,545

Operating income for the communications cable segment increased $24.2 million for the six months ended June 30, 2006 compared to the 2005 period due to increased gross profit primarily attributable to improvements in copper-adjusted gross margin percentage as discussed above. Communications cable gross profit increases were partially offset by an increase in SG&A expense of $2.5 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and normal compensation and benefits increases.

Operating income for our North American magnet wire and distribution segment increased $2.2 million due primarily to increased gross profit attributable to improvements in copper-adjusted gross margin percentage as discussed above partially offset by increased  SG&A expense of $3.9 million comprised principally of higher employee benefit related costs, start-up expenses related to our Greenfield facility in China and information systems implementation costs..

The operating loss for our European magnet wire and distribution segment for the six months ended June 30, 2005 reflects the results of our U.K. magnet wire business which sustained negative gross margins for the six months ended June 30, 2005 due to reduced sales volumes and pricing. Operating income for the six months ended June 30, 2006 includes $11.7 million attributable to the entities acquired in the Essex Nexans transaction. Operating income for the European magnet wire and distribution segment for the six months ended June 30, 2006 was negatively impacted by bad debt expense of $1.0 million related to the bankruptcy of a major customer.

The copper rod segment’s operating income was essentially flat for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As discussed above, copper rod sales allow for fixed cost recovery at gross profit margins that are generally break even.

Corporate and other charges consist primarily of parent company and executive payroll costs, stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is primarily due to increased compensation and benefits costs related to salary increases, incentive-based compensation and stock-based compensation.

Consolidated operating income for the six months ended June 30, 2005 included restructuring and other charges and asset impairment charges of $2.9 million compared to $1.0 million of such charges in the six months ended June 30, 2006, the components of which are discussed above. Additionally, consolidated operating income for six months ended June 30, 2005 included a gain of $10.4 million on the sale of a product line as discussed above.

Interest expense

Interest expense for the six months June 30, 2006 was $16.1 million compared to interest expense of $14.5 million for the six months ended June 30, 2005 due primarily to interest of $1.0 million related to borrowings by Essex Nexans. The increase in interest expense in 2006 also reflects an increase in interest rates on our senior secured revolving credit facility due to increases in the base borrowing rates tied to short-term interest rates as well as increased borrowings outstanding to finance increased working capital resulting from higher copper prices partially offset by increased capitalized interest.

Income tax expense

Our effective income tax rate for the six months ended June 30, 2006 was 38% compared to an effective tax rate of 42% for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 exceeds the U.S. statutory rate of 35% primarily due to the effects of state taxes. The effective rate decreased for the six months ended June 30, 2006 compared to the same period in the prior year due primarily to a greater proportion of earnings attributable to legal entities with lower effective tax rates as well as a reduction in losses attributable to our former U.K. subsidiary for which no tax benefit was recognized in 2005.

Gain on sale of investment

In January 2006 we sold our investment in the common stock of Essex Electric Inc. together with our warrant to purchase additional shares of Essex Electric Inc. to The Alpine Group, Inc. for a cash payment of $8.5 million. As a result of the transaction we recognized a pre-tax gain of $5.8 million. Following the sale, we no longer have any equity interest in Essex Electric Inc.

Extraordinary gain

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash from Operating Activities

We reported cash used by operating activities of $58.0 million for the six months ended June 30, 2006 compared to cash used by operating activities of $10.8 million for the six months ended June 30, 2005. Cash used by operating activities for the six months ended June 30, 2006 and 2005 includes net working capital increases of $114.3 million and $32.9 million, respectively, which reflect normal seasonal build in accounts receivable and inventory and the impact of substantially higher copper costs. We estimate that higher copper costs have increased our working capital by approximately $80 million since December 31, 2005 and $100 million year-over-year at June 30, 2006. The seasonal increase in our working capital results from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our North American and European magnet wire and distribution segments.

Capital Resources

Common stock offering

On June 12, 2006 we completed an underwritten public offering of 2,700,000 shares of our common stock. Net proceeds from the sale after underwriting discounts and related expenses were approximately $76.5 million and were used to pay down borrowings outstanding under the senior secured revolving credit facility. On July 11, 2006, the underwriters’ exercised their over-allotment option to purchase an additional 151,145 shares of our common stock. Net proceeds from the exercise of the over-allotment option after underwriting discounts and related expenses were approximately $4.3 million.

Senior Notes

At June 30, 2006, we had total debt of $317.1 million of which $251.5 consisted of 9% senior notes due in 2012. The 9% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $257.1 million due in April 2012, with interest payable semi-annually in cash on April 15 and October 15 of each year. The 9% senior notes were issued at an original issue discount of $7.1 million. The 9% senior notes are fully and unconditionally guaranteed by us and each of our existing and future domestic restricted subsidiaries.

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

Preferred stock of our subsidiary

Holders of the 5,000,000 outstanding shares of the series A preferred stock issued by our subsidiary, Superior Essex Holding, are entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors.

Senior secured revolving credit facility

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

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of the Company’s foreign subsidiaries other than Essex Nexans. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility was $223 million as of June 30, 2006.

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

Essex Nexans

Essex Nexans has a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign its eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables. . In July 2006 Essex Nexans amended the agreement to increase the amount of maximum available advances by €20 million to €55 million ($69.0 million) until May 31, 2007. Interest is payable on the net outstanding advances at the European Overnight Index Average (“EONIA”) rate plus 0.47% per annum (3.1% at June 30, 2006) for advances up to €35 million and at the EONIA rate plus 0.67% for advances in excess of €35 million. The amount of advances available to Essex Nexans is limited to 88% (80% if EBITDA is less than zero for any year, equity of the joint venture is 10% or less of total assets or social charges due to governmental agencies and all other miscellaneous taxes exceed 5% of sales) of assigned receivables up to a maximum of €55 million ($69.0 million). Borrowings of $36.4 million were outstanding under the factoring agreement as of June 30, 2006 and undrawn availability under the agreement on a pro forma basis would have been $31.8 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither Superior Essex nor any of its domestic subsidiaries are guarantors under the factoring agreement

In connection with the Essex Nexans acquisition, Essex Nexans entered into a subordinated note payable to Nexans in the amount of €11.3 million ($14.2 million). The subordinated note payable is unsecured and bears interest at 8.975% per annum payable quarterly. A total of €3.8 million ($4.7 million) in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if we exercise our option to purchase Nexans’ minority interest in Essex Nexans. The subordinated note is not guaranteed by Superior Essex or any of its domestic subsidiaries.

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

Liquidity

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary’s series A preferred stock, interest payments on the Essex Nexans factoring agreement and subordinated note, capital expenditures currently estimated at approximately $20 million to $25 million annually (excluding investments in China discussed below), the Nexans contingent payment and obligations related to our defined benefit pension plans. Copper prices have increased rapidly during 2006, with the COMEX daily spot price for copper increasing from an average of $2.17 per pound in December 2005 to an average of $3.40 per pound in June 2006 and fluctuating from a low of $2.13 per pound to a high of $4.08 per pound for the six months ended June 30, 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. As discuseed above, we have experienced significant increases in our working capital requirements in 2006 as a result of increases in copper prices and expect such increases to continue based on current copper price levels. We have amended our senior secured revolving credit facility to increase our borrowing capacity in light of rising and volatile copper costs. See “Risk factors—Risks to our business related to copper.”

We are currently constructing a Greenfield manufacturing facility near Shanghai, China which we expect to be operational in the fourth quarter of 2006, with 12 million pounds of capacity online before the end of the year. The capital expenditure requirements for this phase of the project are estimated to be around $26 million. In 2007, we currently plan to add 12 million additional pounds of capacity to the facility at an estimated capital cost of $5 to $8 million. Furthermore, we anticipate incurring approximately $1.5 of start-up expenses related to China in the third and fourth quarters of 2006. In July 2006 our subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a construction loan agreement with a Chinese development authority to provide financing for construction of the Company’s Greenfield manufacturing facility in Suzhou, China. The agreement provides for five monthly draws beginning July 21, 2006 of up to 96 million Yuan Renminbi ($12.0 million). Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is secured by a mortgage on the facility and is repayable in two annual installments beginning July 2010.

The Essex Nexans joint venture Contribution and Formation Agreement provides for us to pay additional contingent cash consideration to Nexans of up to €3.0 million ($3.8 million) if Essex Nexans achieves certain specified levels of Adjusted EBITDA (as defined in the Contribution and Formation Agreement) for the year ended December 31, 2006. The shareholders agreement governing the Essex Nexans joint venture provides that Nexans will have the right to require us to purchase its 40% interest in Essex Nexans at a price equal to Nexans’ initial allocated equity value plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions, but only if Adjusted EBITDA of Essex Nexans exceeds €14.0 million ($17.6 million) in 2008, 2009 or 2010. The purchase price may be increased by up to €10 million ($12.6 million) if Essex Nexans achieves certain Adjusted EBITDA thresholds as specified in the shareholders agreement. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At our option, the put price may be paid in cash by us or Essex Nexans or by issuance of our common stock (or a combination thereof). If we elect to pay the put price in our common stock, the portion of the put price payable in our common stock is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of our outstanding common stock, with any excess put price payable in cash. Furthermore, the portion of the put price paid in our common stock will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

We believe that cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility together with our cash on hand ($19.6 million at June 30, 2006), the Essex Nexans factoring agreement and the China construction loan will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

New Accounting Pronouncements

In June 2006 the FASB ratified the consensus reached in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but are not limited to, sales, use, value added, and some excise taxes. We present such taxes, primarily sales, use and value added taxes, on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. Interpretations No. 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of Interpretation No. 48 on our financial statements.

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

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at June 30, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	7,350	2006	$3.33	$9,328
Copper	3,525	2007	3.14	2,997
				$12,325

Approximately $12.4 million of unrealized gains on commodity futures outstanding at June 30, 2006 are expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Essex Nexans had no open copper futures positions at June 30, 2006.

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of June 30, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	61

Foreign currency exchange risk management

We engage in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of certain of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At June 30, 2006, we had outstanding foreign currency forward exchange contracts to exchange 7.2 million Canadian dollars for $6.5 million in July 2006. The fair value of the forward exchange contracts was insignificant at June 30, 2006. Additionally, we have entered into foreign currency forward exchange contracts to purchase 2.6 million Chinese Yuan for $0.3 million at various dates through August 2006. These contracts represent an economic hedge of a portion of expected capital expenditures to be made in connection with construction of our manufacturing facility in China. Changes in the fair value of these contracts are reflected in current earnings. The fair value of these contracts was insignificant at June 30, 2006.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated and supplemented below, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RISKS TO OUR BUSINESS RELATED TO COPPER

Copper is the primary raw material we use in the manufacture of our products. A majority of our sales are pursuant to customer arrangements which provide for adjustments in pricing to take into account changes in the cost of copper. Over the past two and a half years, the spot price of copper has escalated rapidly, increasing from an average COMEX daily spot price of $0.88 per pound in October 2003, to $2.17 per pound in December 2005. Copper prices have increased even more rapidly during 2006, with the COMEX daily spot price for copper increasing to an average of $3.40 per pound in June 2006 and fluctuating from a low of $2.13 per pound to a high of $4.08 per pound for the six months ended June 30, 2006. Copper LME prices have experienced similar increases and fluctuations. These recent and, in our experience, unprecedented increases in copper prices may have material adverse effects on our business, including those described below:

We may be unable to adequately hedge risks related to volatility, including declines, in copper pricing, which may have a material adverse effect on our business.

A majority of our communications cable segment sales are to telecommunications company customers pursuant to multi-year agreements under which the price of the copper component of our communications cable products is fixed for each quarter based on the average daily COMEX spot price for copper during the three-month period ending one month before the end of the prior quarter. Some contracts provide that the copper component of the purchase price during one month will be based on the average daily COMEX spot price for copper for a portion of the prior month. As a result, the price of the copper component of our product billed to customers may be different than the current price of copper at the time of sale and we may not be able to match the price billed with the copper cost component of the inventory shipped. To limit this risk, we forward price copper purchases with our suppliers based on forecasted demand. Volatility in the price of copper, among other factors, may adversely impact our ability to accurately forecast demand and have a material adverse impact on our results of operations. For example, if copper prices decline rapidly, actual demand may be less than forecasted demand as customers may reduce or delay purchases in anticipation of future contractual sales price reductions. As a result, the cost of inventory, including the cost of copper acquired under forward purchase agreements, may exceed the current or expected selling price of the product and may result in reduced profitability or even operating losses. In addition, rapid increases in copper prices can impact operating results in the short term if actual demand exceeds forecasted demand because customers may accelerate orders in advance of expected future contractual sales price increases to take advantage of existing copper prices.

Certain of our North American and European magnet wire business customers frequently fix the copper cost component of future committed purchases. We utilize COMEX or LME fixed price futures contracts to minimize the commodity price risk associated with these sales. If copper prices decline rapidly, the risk that our customers may default on their committed purchases may increase. As a result we may incur losses on our COMEX or LME futures contracts or be required to take delivery of copper inventory at prices in excess of then-current copper prices.

In addition to the above, we maintain finished goods inventories, particularly with respect to our distribution customers, to meet near term expected demand. Pricing for the sale of these inventories is generally based on current copper prices or the average COMEX or LME price for the prior month. Rapid declines in the price of copper may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations.

Increases in copper prices may reduce customer demand for our products which may have a material adverse effect on our business.

As our product prices increase due to rises in copper prices, customers, particularly in our communications business, may more quickly exceed their capital budgets for a particular period and reduce the funds available for the purchase of our products. Additionally, as pricing for our copper-based products increases, particularly in our communications business, alternative products, such as fiber optic cable, may become more price competitive with our copper OSP cable and certain other copper-based communications products and demand for such products may be materially adversely affected.

Increases in copper prices will increase our need for working capital.

As the price of copper increases, our working capital requirements increase. Average COMEX copper prices increased to $3.39 and $2.83 per pound for the three and six months ended June 30, 2006, respectively, from an average of $1.68 per pound in 2005 and $1.29 per pound in 2004. In 2005, we experienced an estimated increase in our working capital financing requirements of approximately $30 to $35 million as a result of increases in copper prices. We have experienced further increases in our working capital requirements in 2006 and expect such increases to continue based on current copper price levels. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be materially adversely affected. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources”.

Increases in copper prices may increase credit and default risk with respect to our customers.

Increases in the price of our products as copper prices rise may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse effect on the timing and amount of payment of our accounts receivable.

Shortages or disruptions in the availability of copper could have a material adverse effect on our business.

Foreign economies have been consuming an increasing proportion of worldwide copper production resulting in a reduction of copper stock levels held in COMEX and LME warehouses and sold through merchants. These macro-economic factors, together with labor and other business interruptions experienced by certain copper suppliers, have contributed to periodic shortages of supply of copper and such shortages may increase in the future. Furthermore, there are a limited number of copper suppliers. If we are unable to maintain good relations with our copper suppliers or if there are any business interruptions at our copper suppliers, we may not have access to a sufficient supply of copper. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs and customer demand, which could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our copper rod from less cost effective sources and may have a material adverse effect on our business, revenues and results of operations.

OTHER RISKS RELATED TO OUR BUSINESS

We may not complete our new China manufacturing facility on time, or at all, and may not be able to operate the China facility successfully, any of which may adversely affect our business.

We are currently constructing a wholly owned “Greenfield” manufacturing facility in China to produce magnet wire for sale to customers with China-based operations. We expect the first phase of the facility to be operational in the fourth quarter of 2006, and estimate capital expenditures for this phase of the project to be approximately $26 million. We currently expect to expand the facility to add capacity at a further cost of an estimated $5 million to $8 million of additional capital expenditures, which we project will be completed in 2007. We face all the risks inherent in building a new facility in a new market, particularly in an emerging market like China where we have not previously constructed facilities or operated them, including such risks as those arising from:

•                  unexpected legal, regulatory or governmental requirements or approvals;

•                  operating in a market with a less developed supply chain, transportation and distribution infrastructure;

•                  unfavorable political or economic factors;

•                  difficulties in recruiting and retaining personnel; and

•                  managing international operations.

There can be no assurance that we will be successful in completing the production facilities in China or completing them on the timetable that we currently expect.

Our customer base in our copper rod segment is highly concentrated and a loss of a major customer of our copper rod products could substantially impact the financial performance of that segment.

Our customer base for our copper rod segment is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year in that segment. In particular, our largest customer in the copper rod segment accounted for 44%, 45% and 36% of the copper rod segment’s net sales for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, respectively. This customer, a large automotive industry supplier, has a filed voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code. If this customer’s financial condition were to deteriorate, resulting in an impairment of its ability to emerge from bankruptcy or continue to purchase copper rod or make payments for existing purchases our copper rod business, the loss of or reduced demand for products or related services from this customer could have a material adverse effect on our business, revenues and results of operations.

Our revenues, operating income and net income are subject to quarterly and seasonal fluctuations due to the seasonal nature of our business, which makes it more difficult for investors and analysts to make meaningful comparisons of our interim quarterly results.

We experience seasonal fluctuations in our revenues, operating income and net income in the third and fourth fiscal quarters due to the following factors:

•                  seasonal reductions in demand by our communications cable segment customers during cold weather seasons in North America;

•                  year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segments; and

•                  seasonal decrease in sales volumes in Europe during the summer holiday season, which impacts our European magnet wire and distribution segment.

Due to the seasonal nature of our business, our interim financial results are typically not indicative of results for the entire fiscal year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006	—	—	—	—
May 2006 (a)	16,999	$33.45	—	—
June 2006	—	—	—	—

(a)                                  Represents shares withheld from our chief executive officer to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Company’s annual meeting of shareowners held on May 2, 2006:

	Votes Cast For	Votes Withheld
Election of Class III directors:
Monte R. Haymon	14,163,624	729,169
Andrew P. Hines	14,165,584	727,209

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Company proposals to:
Ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants	13,913,806	3,945	975,042	—

ITEM 6. EXHIBITS

Exhibit Number	Description
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

10.8*

Amended and Restated Employment Agreement, dated March 10, 2006, between Superior Essex Inc. and Barbara L. Blackford (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Superior Essex Inc. dated March 10, 2006).

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

10.32*	Superior Essex Inc. 2005 Amended and Restated Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.33*	Form of Director Restricted Stock Unit Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.34*	Form of Director Option Certificate (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)

10.35*	Form of Stock Option Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)

10.36*	Form of Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)

10.37*	Form of Performance Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)

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

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
Date: August 4, 2006		(duly authorized officer and principal financial and accounting officer)