Form 10-Q
period 2006-09-30
SUPERIOR ESSEX INC
filed 2006-11-08
CIK 1271193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 3, 2006, the registrant had 20,403,799 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

In this Quarterly Report on Form 10-Q, the following terms have the meanings indicated below:

•                  Unless the context otherwise requires, the terms “we,” “us” and “our,” as well as the term “Superior Essex,” refer to Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries

•                  “COMEX” refers to Commodity Exchange Inc., a subsidiary of the New York Mercantile Exchange, Inc. that operates the principal U.S. copper futures and options trading market.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$37,491	$8,184
Accounts receivable (less allowance for doubtful accounts of $6,900 and $5,151 at September 30, 2006 and December 31, 2005, respectively)	395,414	259,615
Inventories, net	289,909	238,355
Other current assets	34,176	35,385
Total current assets	756,990	541,539
Property, plant and equipment, net	250,423	240,732
Intangible and other long-term assets, net	39,385	45,921
Total assets	$1,046,798	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$29,363	$34,119
Current portion of long-term debt	474	499
Accounts payable	183,056	143,931
Accrued expenses	121,606	92,426
Total current liabilities	334,499	270,975
Long-term debt	288,246	279,226
Other long-term liabilities, primarily pension obligations	46,172	51,516
Total liabilities	668,917	601,717
Minority interest in consolidated subsidiaries	26,483	20,822
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 20,487,158 and 17,294,848 shares issued at September 30, 2006 and December 31, 2005, respectively	205	173
Capital in excess of par value (note 1)	262,495	175,928
Accumulated other comprehensive income (loss)	107	(4,361)
Retained earnings	90,582	39,957
Equity-based unearned compensation (note 1)	—	(4,920)
Treasury stock, at cost (95,303 shares and 66,793 shares at September 30, 2006 and December 31, 2005, respectively)	(1,991)	(1,124)
Total stockholders’ equity	351,398	205,653
Total liabilities and stockholders’ equity	$1,046,798	$828,192

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$796,289	$439,120
Cost of goods sold	723,935	396,242
Gross profit	72,354	42,878
Selling, general and administrative expenses	(37,525)	(25,982)
Restructuring and other charges	(117)	(89)
Asset impairment charge (note 4)	(2,000)	—
Operating income	32,712	16,807
Interest expense	(7,123)	(6,987)
Other income (expense), net	519	(357)
Income before income taxes and minority interest	26,108	9,463
Income tax benefit (expense), including a $4,505 benefit in 2005 from resolution of preconfirmation tax contingencies (note 1)	(10,273)	2,399
Income before minority interest	15,835	11,862
Minority interest in earnings of subsidiaries	(1,128)	—
Net income	$14,707	$11,862
Net income per share of common stock:
Basic	$0.74	$0.71
Diluted	0.72	0.70
Weighted average shares outstanding:
Basic	19,805	16,673
Diluted	20,348	17,031

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Net sales	$2,266,176	$1,272,354
Cost of goods sold	2,048,674	1,143,185
Gross profit	217,502	129,169
Selling, general and administrative expenses	(111,375)	(76,145)
Restructuring and other charges	(1,095)	(721)
Asset impairment charges (note 4)	(2,000)	(2,306)
Gain on sale of product line (note 5)	—	10,355
Operating income	103,032	60,352
Interest expense	(23,212)	(21,469)
Gain on sale of investment (note 5)	5,788	—
Other income (expense), net	656	(161)
Income before income taxes, minority interest and extraordinary gain	86,264	38,722
Income tax expense, including a $4,505 benefit in 2005 from resolution of preconfirmation tax contingencies (note 1)	(33,201)	(9,845)
Income before minority interest and extraordinary gain	53,063	28,877
Minority interest in earnings of subsidiaries	(3,309)	—
Income before extraordinary gain	49,754	28,877
Extraordinary gain (net of minority interest of $581) - (note 5)	871	—
Net income	$50,625	$28,877
Net income per share of common stock:
Basic:
Income before extraordinary gain	$2.76	$1.74
Extraordinary gain	0.05	—
Net income	$2.81	$1.74
Diluted:
Income before extraordinary gain	$2.68	$1.70
Extraordinary gain	0.05	—
Net income	$2.73	$1.70
Weighted average shares outstanding:
Basic	18,008	16,634
Diluted	18,524	16,954

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$50,625	$28,877
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	20,836	17,394
Amortization of deferred financing costs and discount	1,634	1,615
Asset impairment charges (note 4)	2,000	2,306
Gain on sale of investment (note 5)	(5,788)	—
Gain on sale of product line (note 5)	—	(10,355)
Minority interest in earnings of subsidiary	3,309	—
Extraordinary gain (net of minority interest)	(871)	—
Cash settlement of derivatives	2,485	—
Change in operating assets and liabilities:
Accounts receivable, net	(126,965)	(34,516)
Inventories, net	(45,339)	(3,719)
Other current and non-current assets	429	6,527
Accounts payable, accrued expenses and other liabilities	55,374	22,208
Other, net	4,868	1,860
Cash flows provided by (used for) operating activities	(37,403)	32,197
Cash flows from investing activities:
Capital expenditures	(26,996)	(13,055)
SDS acquisition, net of cash acquired (note 5)	(947)	—
Proceeds from sale of investment (note 5)	8,500	—
Belden asset acquisition contingent payment	—	(10,000)
Proceeds from sale of product line (note 5)	—	11,563
Capitalized Nexans’ acquisition costs	—	(2,438)
Other	68	56
Cash flows used for investing activities	(19,375)	(13,874)
Cash flows from financing activities:
Repayments of borrowings under senior secured revolving credit facility, net	(13,049)	(30,000)
Borrowings (repayments) on Essex Nexans and other short-term borrowings, net	6,665	(785)
Proceeds from long-term borrowings	7,545	—
Repayments of long-term debt	(261)	—
Proceeds from common stock offering, net	80,794	—
Proceeds from exercise of stock options	3,248	836
Excess tax benefits resulting from exercise of stock options and vesting of stock awards	958	—
Cash flows provided by (used for) financing activities	85,900	(29,949)
Effect of exchange rate changes on cash	185	(274)
Net increase (decrease) in cash and cash equivalents	29,307	(11,900)
Cash and cash equivalents at beginning of period	8,184	18,312
Cash and cash equivalents at end of period	$37,491	$6,412
Supplemental disclosures:
Cash paid for interest	$15,772	$13,681
Cash paid for income taxes, net	$29,642	$5,039

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

1.             General

Basis of presentation

The accompanying balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation Plans

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and unvested stock awards) granted to employees. SFAS No. 123(R) also requires recognition of compensation expense based on the grant date fair value for the unvested portion of outstanding options and awards granted prior to the adoption date. Prior to the adoption of SFAS No. 123(R) the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for stock-based compensation plans. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, results from prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease in income before income taxes, minority interest and extraordinary gain, net income and net income per diluted common share of $0.3 million, $0.2 million and $0.01, respectively, for the three months ended September 30, 2006 and $0.7 million, $0.4 million and $0.02, respectively, for the nine months ended September 30, 2006. Additionally, as a result of the initial adoption of SFAS 123(R), contra-equity balances for unearned stock-based compensation of $4.9 million at December 31, 2005 were reclassified to capital in excess of par value and accrued liabilities of $1.3 million at December 31, 2005 related to unexercised stock options were credited to capital in excess of par value. Compensation expense attributable to all stock-based compensation plans is recognized on a straight-line basis over the related vesting period. The Company’s policy is to issue authorized but unissued shares to satisfy stock option exercises.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans for periods prior to the adoption of SFAS 123(R). As allowed by SFAS No. 123, prior to 2006 the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding awards for the three and nine months ended September 30, 2005 (in thousands except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$11,862	$28,877
Add stock-based employee compensation expense included in reported net income, net of tax	429	1,225
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(617)	(1,711)
Pro forma net income	$11,674	$28,391
Net income per share:
As reported:
Basic	$0.71	$1.74
Diluted	0.70	1.70
Pro forma:
Basic	0.70	1.71
Diluted	0.69	1.68

Options to purchase 24,195 and 223,400 shares of common stock with a weighted average Black Scholes fair value per option of $12.26 and $8.62 were granted during the nine months ended September 30, 2006 and 2005, respectively. The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model and the following weighted average assumptions:

	Nine Months Ended September 30,
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

Income Taxes

During the third quarter of 2005, the Company filed an election with the Internal Revenue Service to elect to treat its U.K. subsidiary as a “flow through” entity for U.S. income purposes.  This election is commonly referred to as a “check-the-box election”. As a result of this election, the Company recognized a loss related to its U.K. subsidiary on its 2005 U.S. consolidated income tax return.  Accordingly, income tax expense for the three and nine months ended September 30, 2005 reflects a benefit of approximately $2.0 million attributable to this loss.

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

New Accounting Pronouncements

In June 2006 the FASB ratified the consensus reached in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. The Company presents such taxes, primarily sales, use and value added taxes, on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of Interpretation No. 48 on its financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income for the underfunded or overfunded status of defined benefit pension and other postretirement benefit plans. Statement 158 requires prospective application, and the recognition and disclosure requirements are effective for years ending after December 15, 2006. Additionally, Statement 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. The Company will implement Statement 158 in the fourth quarter of 2006 and does not believe that implementation of Statement 158 will have a material effect on its financial position or results of operations.

2.             Inventories, net

At September 30, 2006 and December 31, 2005, the components of inventories were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$47,022	$32,530
Work in process	93,706	56,304
Finished goods	289,808	207,280
	430,536	296,114
LIFO reserve	(140,627)	(57,759)
	$289,909	$238,355

Inventories valued using the LIFO method amounted to $128.1 million and $119.7 million at September 30, 2006 and December 31, 2005, respectively.

3.             Comprehensive income

The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Net income	$14,707	$11,862
Foreign currency translation adjustment	854	(466)
Unrealized holding gains on derivatives during the period, net of income tax of $837 and $1,059 for the three months ended September 30, 2006 and 2005, respectively	1,314	1,655
Less reclassification adjustment for gains on derivatives included in net income, net of income tax of $2,611 and $710 for the three months ended September 30, 2006 and 2005, respectively	(4,084)	(1,110)
Net change in unrealized gains on derivatives	(2,770)	545
Other	140	(4)
Comprehensive income	$12,931	$11,937

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net income	$50,625	$28,877
Foreign currency translation adjustment	2,764	(1,150)
Unrealized holding gains on derivatives during the period, net of income tax of $7,194 and $1,559 for the nine months ended September 30, 2006 and 2005, respectively	11,249	2,448
Less reclassification adjustment for gains on derivatives included in net income, net of income tax of $6,224 and $1,557 for the nine months ended September 30, 2006 and 2005, respectively	(9,734)	(2,436)
Net change in unrealized gains on derivatives	1,515	12
Other	189	(21)
Comprehensive income	$55,093	$27,718

The components of accumulated other comprehensive income (loss) at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Foreign currency translation adjustment	$3,134	$370
Unrealized gain on derivatives, net of deferred tax of $3,035 and $2,065 at September 30, 2006 and December 31, 2005, respectively	4,746	3,231
Additional minimum pension liability, net of deferred tax of $5,026 and $5,090 at September 30, 2006 and December 31, 2005, respectively	(7,854)	(7,965)
Other	81	3
	$107	$(4,361)

4.             Restructuring and other charges and asset impairments

Essex Nexans recorded a restructuring reserve of $0.9 million during 2006 with respect to planned workforce reductions at one of its manufacturing facilities in Germany. The reserve was recorded as part of the continued refinement of the initial purchase price allocation to the assets and liabilities acquired in the Essex Nexans acquisition (see Note 5) and did not impact operating results. Essex Nexans also recorded a restructuring reserve of $1.0 million as part of the initial purchase price allocation in connection with the acquisition of SDS (see Note 5). During the nine months ended September 30, 2006, Essex Nexans recorded a provision of $0.9 million which was charged to operations related to workforce reductions at the Company’s U.K. magnet wire operations. All restructuring activities are expected to be completed in 2006. A summary of the changes in the restructuring reserves for the nine months ended September 30, 2006 is as follows (in thousands):

	Germany	SDS	U.K.	Total
	(in thousands)
Balance at December 31, 2005	$—	$—	$134	$134
Essex Nexans transaction	911	—	—	911
SDS acquisition	—	989	—	989
Increases charged to operations	—	—	865	865
Payments	(284)	(437)	(1,013)	(1,734)
Foreign currency effects	52	63	14	129
Balance at September 30, 2006	$679	$615	$—	$1,294

In addition to the amounts above, restructuring and other charges for the nine months ended September 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the nine months ended September 30, 2005 consisted of $0.5 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

During the third quarter of 2006 the Company recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in the first quarter of 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment.

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

In connection with the transaction, Essex Nexans entered into agreements to purchase a substantial majority of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of drawn copper wire. Total purchases pursuant to these agreements amounted to $230.8 million for the nine months ended September 30, 2006.

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

SDS acquisition

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. The assets acquired and liabilities assumed in the SDS acquisition and the pro forma results of operations reflecting the SDS acquisition are not significant. In connection with the acquisition, Essex Nexans recorded a restructuring reserve of $1.0 million related primarily to workforce reductions and the closure of certain of SDS’s leased warehouse locations. Nexans has agreed to reduce the purchase price for certain restructuring costs incurred by Essex Nexans up to a maximum of $1.2 million. The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company’s results of operations from the date of acquisition. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the nine months ended September 30, 2006. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the acquisition cost, including the amount of unallocated negative goodwill, is subject to refinement and adjustment.

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

6.             Debt

At September 30, 2006 and December 31, 2005, short-term borrowings and long-term debt consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Short-term borrowings:
Senior secured revolving credit facility	$—	$13,049
Essex Nexans factoring agreement	29,363	21,070
	$29,363	$34,119
Long-term debt:
Short-term borrowings refinanced - senior secured revolving credit facility	$—	$—
9% senior notes (net of discount of $5,444 and $5,987 at September 30, 2006 and December 31, 2005, respectively)	251,656	251,113
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Nexans	14,363	13,416
Other	17,701	10,196
	288,720	279,725
Less current portion of long-term debt	474	499
Total long-term debt	$288,246	$279,226

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

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less reserves. The specified percentage for accounts receivable is 85% of the value of the eligible accounts receivable. The specified percentage for inventory is the lesser of (a) $110 million or (b) the lower of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility was $224.2 million as of September 30, 2006. Based on the terms of the amended and restated senior secured credit facility and the provisions of Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the balance of the senior secured credit facility has been reclassified as long-term debt as of September 30, 2006.

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

In July 2006 Essex Nexans amended its factoring agreement to increase the maximum available advances from €35 million to €55 million ($69.9 million) until May 31, 2007. The maximum amount of advances was reduced to 88% of assigned receivables. Interest on advances in excess of €35 million bear interest at the European Overnight Index Average rate plus 0.67%.

In July 2006 the Company’s subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a construction loan agreement with China Construction Bank to provide financing for construction of the Company’s Greenfield manufacturing facility in Suzhou, China. The agreement permits the borrower to make draws beginning July 21, 2006 of up to 96 million Yuan Renminbi ($12.2 million). Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is secured by a mortgage on the land, facility and equipment and is repayable in two annual installments beginning July 2010. The loan is not guaranteed by the Company or any of its subsidiaries. The total amount drawn and outstanding at September 30, 2006 was $7.6 million.

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

7.             Income per share

The computation of basic and diluted net income and income before extraordinary gain per share for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$14,707	19,805	$0.74	$11,862	16,673	$0.71
Effect of dilutive securities
Restricted stock awards	—	249		—	152
Stock options	—	294		—	206
Diluted net income per common share	$14,707	20,348	$0.72	$11,862	17,031	$0.70

	Nine Months Ended September 30
	2006			2005
	Income Before Extraordinary Gain	Shares	Per Share Amount	Income Before Extraordinary Gain	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income before extraordinary gain per common share	$49,754	18,008	$2.76	$28,877	16,634	$1.74
Effect of dilutive securities
Restricted stock awards	—	232		—	141
Stock options	—	267		—	179
Warrants	—	17		—	—
Diluted income before extraordinary gain per common share	$49,754	18,524	$2.68	$28,877	16,954	$1.70

A total of 24,195 and 868,421 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrants have been excluded from the computation of diluted income per share for the three months ended September 30, 2006 and 2005, respectively. Warrants issued in connection with Superior TeleCom’s plan of reorganization to purchase 868,421 shares of the Company’s common stock expired unexercised on May 10, 2006. A total of 391,763 and 942,638 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrants have been excluded from the computation of diluted income per share for the nine months ended September 30, 2006 and 2005, respectively. Additionally, 193,620 shares contingently issuable pursuant to performance awards granted in March 2006 (see Note 8) have been excluded from the computation of basic and diluted income per share for the three and nine months ended September 30, 2006 as the performance conditions have not been satisfied.

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

In May 2005 the shareholders of the Company approved the Superior Essex Inc. 2005 Incentive Plan (the “2005 Plan”) pursuant to which a committee of the Company’s board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend and interest equivalents and cash-based awards to eligible employees, officers, non-employee directors and consultants. Stock options can be granted under the 2005 Plan with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted may not exceed 10 years. A total of 500,000 shares of common stock are reserved for issuance under the 2005 Plan. In addition, unissued awards and any shares underlying currently outstanding options or awards granted under the 2003 Plan which expire unexercised are available for issuance under the 2005 Plan. As a result of adoption of the 2005 Plan, no further grants or awards may be made pursuant to the 2003 Plan.

In March 2006 the Company’s board of directors granted performance share awards to certain of the Company’s executive officers under the 2005 Plan. Under the terms of the award, the executives may vest in up to 193,620 shares of the Company’s common stock on December 31, 2007 contingent upon meeting specified performance goals with respect to return on net assets and core business revenues (as defined in the award) for the year ended December 31, 2007. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

Total compensation cost related to all stock-based compensation plans was $2.0 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively. Total compensation cost related to all stock-based compensation plans was $5.2 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized with respect to all stock-based compensation plans was $0.7 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized with respect to all stock-based compensation plans was $1.9 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $7.7 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	1,059,000	$14.24
Granted	24,195	25.75
Exercised	(257,618)	12.61
Forfeitures	(15,658)	16.72
Outstanding at September 30, 2006	809,919	$15.05	7.8	$15,551
Exercisable at September 30, 2006	303,124	$13.58	7.5	$6,266

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.9 million and $0.6 million, respectively. The Company’s policy is to issue authorized but unissued shares upon the exercise of options.

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the nine months ended September 30, 2006:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2005	498,750	$13.39
Granted	296,117	25.55
Vested	(94,094)	13.81
Forfeited	(10,160)	18.77
Nonvested share awards outstanding at September 30, 2006	690,613	$18.47

The total fair value of share awards vesting during the nine months ended September 30, 2006 and 2005 was $2.8 million and $0.7 million, respectively.

9.             Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and nine months ended September 30, 2006 and 2005 are presented below.

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$623	$694
Interest cost	2,012	1,835
Expected return on plan assets	(2,042)	(1,926)
Amortization of prior service costs and unrecognized losses	135	22
	$728	$625

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,905	$1,762
Interest cost	6,048	5,477
Expected return on plan assets	(6,101)	(5,779)
Amortization of prior service costs and unrecognized losses	403	60
	$2,255	$1,520

The Company’s cash contributions to the defined benefit plans amounted to $7.0 million and $3.2 million during the nine months ended September 30, 2006 and 2005, respectively. The Company expects to make additional cash contributions of $1.6 million during the remainder of 2006.

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

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at September 30, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	3,350	2006	$3.46	$3,771
Copper	4,875	2007	3.40	4,010
				$7,781

Substantially all of the unrealized gains on commodity futures outstanding at September 30, 2006 are expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Essex Nexans had no open copper futures positions at September 30, 2006.

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of September 30, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	28

Foreign currency exchange risk management

The Company engages in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of certain of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At September 30, 2006, the Company had outstanding foreign currency forward exchange contracts to exchange 8.9 million Canadian dollars for $8.0 million in November 2006. The fair value of the forward exchange contracts was insignificant at September 30, 2006.

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

On January 18, 2002, United Technologies Corporation, or United Technologies, brought a third party claim against Essex International in a civil action in Massachusetts. United Technologies had been sued by an insurer for, among other things, approximately $3.1 million in compensatory damages for retrospective premiums for 1999, 2000 and 2001 relating to certain events that allegedly occurred while Essex Group was a subsidiary of United Technologies. United Technologies’ third party complaint against Essex International contended, among other things, that Essex International had agreed, in the stock purchase agreement dated January 15, 1988, to pay such premiums and sought a declaratory judgment, contribution and indemnification for any such retrospective premiums that United Technologies might have to pay the insurer. On January 13, 2003, the court granted the insurer’s motion for summary judgment against United Technologies and Essex International’s motion to dismiss with prejudice United Technologies’ claim against it. United Technologies thereafter indicated an intention to appeal the ruling dismissing the action against Essex International. However, before Essex International’s time to respond, on March 3, 2003, Superior TeleCom and certain of its

U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court:”). The United Technologies proceedings were stayed by the filing of Superior TeleCom’s bankruptcy proceedings. United Technologies and the insurer filed proofs of claim in connection with Superior TeleCom’s bankruptcy. On August 22, 2006, the Bankruptcy Court entered an order approving a stipulation that, inter alia, resolved the United Technologies claim in Superior TeleCom’s bankruptcy case,  released—except for the allowed claim in the bankruptcy case—United Technologies’ claims for retrospective premium adjustments on policies issued by the insurer, and provided for the dismissal of United Technologies’ third party complaint with prejudice. Consequently, the United Technologies’ claims for retrospective premium adjustments have been addressed in the bankruptcy claims resolution process and will not have a material adverse effect either individually, or in the aggregate, on the Company’s business, financial condition, liquidity or results of operations.

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

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that management believes were adequate at September 30, 2006. These accruals are not material to the Company’s operations or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At September 30, 2006, the Company had forward fixed price copper purchase commitments for delivery of 21.2 million pounds through September 2007 for $67.9 million. Additionally at September 30, 2006, the Company has forward purchase fixed price commitments for 1.7 million pounds of aluminum through August 2007 and 540,000 MMBTUs of natural gas through February 2007 amounting to $2.1 million and $5.2 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net sales:
Communications cable	$229,527	$177,636	$653,235	$507,212
North American magnet wire and distribution	278,074	180,730	785,951	530,523
European magnet wire and distribution	160,826	7,942	473,705	25,798
Copper rod	127,862	72,812	353,285	208,821
	$796,289	$439,120	$2,266,176	$1,272,354
Operating income (loss):
Communications cable	$26,360	$14,692	$77,167	$41,306
North American magnet wire and distribution	10,118	7,989	32,830	28,501
European magnet wire and distribution	5,379	(1,051)	16,259	(2,658)
Copper rod	(194)	(109)	(77)	(7)
Corporate and other	(6,834)	(4,625)	(20,052)	(14,118)
Gain on sale of product line	—	—	—	10,355
Restructuring and other charges and asset impairments	(2,117)	(89)	(3,095)	(3,027)
	$32,712	$16,807	$103,032	$60,352

	September 30, 2006	December 31, 2005
	(in thousands)
Total assets:
Communications cable	$371,303	$309,301
North American magnet wire and distribution	374,972	290,701
European magnet wire and distribution	237,450	182,533
Copper rod	54,489	39,450
Corporate and other	8,584	6,207
	$1,046,798	$828,192

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

	September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(392)	$26,870	$100	$10,913	$—	$37,491
Accounts receivable, net	—	249,454	4,826	141,134	—	395,414
Inventories, net	—	207,182	17,451	65,276	—	289,909
Other current assets	3,854	19,942	375	11,793	(1,788)	34,176
Total current assets	3,462	503,448	22,752	229,116	(1,788)	756,990
Property, plant and equipment, net	537	195,830	15,686	38,370	—	250,423
Intangible and other long-term assets	8,699	35,200	3	3,684	(8,201)	39,385
Investment in subsidiaries	262,417	98,049	218,465	—	(578,931)	—
Intercompany accounts	102,169	—	18,057	—	(120,226)	—
Total assets	$377,284	$832,527	$274,963	$271,170	$(709,146)	$1,046,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$29,363	$—	$29,363
Current portion of long-term debt	—	—	—	474	—	474
Accounts payable	4,627	113,443	3,513	61,473	—	183,056
Accrued expenses	17,537	53,739	653	52,970	(3,293)	121,606
Total current liabilities	22,164	167,182	4,166	144,280	(3,293)	334,499
Long term-debt, less current portion	—	258,656	5,000	24,590	—	288,246
Other long-term liabilities	3,722	35,390	3,380	10,376	(6,696)	46,172
Intercompany accounts	—	104,141	—	16,085	(120,226)	—
Total liabilities	25,886	565,369	12,546	195,331	(130,215)	668,917
Minority interest in consolidated subsidiaries	—	—	—	26,483	—	26,483
Stockholders’ equity	351,398	267,158	262,417	49,356	(578,931)	351,398
	$377,284	$832,527	$274,963	$271,170	$(709,146)	$1,046,798

	December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69	$395	$125	$7,595	—	$8,184
Accounts receivable, net	—	167,744	2,613	89,258	—	259,615
Inventories, net	—	165,688	12,519	60,148	—	238,355
Other current assets	2,643	17,008	369	15,365	—	35,385
Total current assets	2,712	350,835	15,626	172,366	—	541,539
Property, plant and equipment, net	613	203,325	17,082	19,712	—	240,732
Intangible and other long-term assets	11,067	36,940	2	6,097	(8,185)	45,921
Investment in subsidiaries	210,849	71,488	183,231	—	(465,568)	—
Intercompany accounts	10,040	—	5,303	—	(15,343)	—
Total assets	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$13,049	$—	$21,070	—	$34,119
Current portion of long-term debt	—	—	—	499	—	499
Accounts payable	4,483	93,321	1,779	44,348	—	143,931
Accrued expenses	22,894	32,271	237	37,024	—	92,426
Total current liabilities	27,377	138,641	2,016	102,941	—	270,975
Long term-debt, less current portion	—	258,113	5,000	16,113	—	279,226
Other long-term liabilities	2,251	43,859	3,379	10,212	(8,185)	51,516
Intercompany accounts	—	6,297	—	9,046	(15,343)	—
Total liabilities	29,628	446,910	10,395	138,312	(23,528)	601,717
Minority interest in consolidated subsidiaries	—	—	—	20,822	—	20,822
Stockholders’ equity	205,653	215,678	210,849	39,041	(465,568)	205,653
	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192

	Three Months Ended September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,950	$630,306	$69,193	$166,429	$(76,589)	$796,289
Cost of goods sold	—	577,387	62,959	153,228	(69,639)	723,935
Gross profit	6,950	52,919	6,234	13,201	(6,950)	72,354
Selling, general and administrative expenses	(6,823)	(29,455)	(287)	(7,910)	6,950	(37,525)
Restructuring and other charges	(84)	(33)	—	—	—	(117)
Asset impairment charge	—	(2,000)	—	—	—	(2,000)
Operating income	43	21,431	5,947	5,291	—	32,712
Interest expense	(38)	(6,286)	(119)	(680)	—	(7,123)
Other income (expense), net	(5)	556	10	(42)	—	519
Income before income taxes, equity in earnings of subsidiaries and minority interest	—	15,701	5,838	4,569	—	26,108
Income tax expense	—	(5,827)	(2,248)	(2,198)	—	(10,273)
Equity in earnings of subsidiaries	14,707	4,913	11,117	—	(30,737)	—
Minority interest in earnings of subsidiaries	—	—	—	(1,128)	—	(1,128)
Net income	$14,707	$14,787	$14,707	$1,243	$(30,737)	$14,707

	Three Months Ended September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$4,759	$430,013	$43,187	$12,343	$(51,182)	$439,120
Cost of goods sold	—	395,478	35,121	12,067	(46,424)	396,242
Gross profit	4,759	34,535	8,066	276	(4,758)	42,878
Selling, general and administrative expenses	(4,614)	(25,432)	(251)	(443)	4,758	(25,982)
Restructuring and other charges	(74)	(15)	—	—	—	(89)
Operating income (loss)	71	9,088	7,815	(167)	—	16,807
Interest expense	—	(6,856)	(119)	(12)	—	(6,987)
Other income (expense), net	(71)	(250)	18	(54)	—	(357)
Income (loss) before income taxes and equity in earnings of subsidiaries	—	1,982	7,714	(233)	—	9,463
Benefit (provision) for income taxes	—	5,681	(2,970)	(312)	—	2,399
Equity in earnings of subsidiaries	11,862	4,279	7,118	—	(23,259)	—
Net income (loss)	$11,862	$11,942	$11,862	$(545)	$(23,259)	$11,862

	Nine Months Ended September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$20,313	$1,778,817	$182,367	$490,086	$(205,407)	$2,266,176
Cost of goods sold	—	1,616,989	166,225	450,554	(185,094)	2,048,674
Gross profit	20,313	161,828	16,142	39,532	(20,313)	217,502
Selling, general and administrative expenses	(20,018)	(87,975)	(788)	(22,907)	20,313	(111,375)
Restructuring and other charges	(279)	(363)	—	(453)	—	(1,095)
Asset impairment charge	—	(2,000)	—	—	—	(2,000)
Operating income	16	71,490	15,354	16,172	—	103,032
Interest expense	(13)	(21,115)	(356)	(1,728)	—	(23,212)
Gain on sale of investment	5,788	—	—	—	—	5,788
Other income (expense), net	(3)	808	39	(188)	—	656
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary item	5,788	51,183	15,037	14,256	—	86,264
Income tax expense	(2,257)	(18,601)	(5,790)	(6,553)	—	(33,201)
Equity in earnings of subsidiaries	47,094	14,752	37,847	—	(99,693)	—
Minority interest in earnings of subsidiaries	—	—	—	(3,309)	—	(3,309)
Extraordinary gain	—	—	—	871	—	871
Net income	$50,625	$47,334	$47,094	$5,265	$(99,693)	$50,625

	Nine Months Ended September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$14,396	$1,257,797	$108,736	$38,212	(146,787)	$1,272,354
Cost of goods sold	—	1,137,503	100,614	37,460	(132,392)	1,143,185
Gross profit	14,396	120,294	8,122	752	(14,395)	129,169
Selling, general and administrative expenses	(14,085)	(74,158)	(775)	(1,522)	14,395	(76,145)
Restructuring and other charges	(242)	(479)	—	—	—	(721)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	69	56,012	7,347	(3,076)	—	60,352
Interest expense	—	(21,168)	(278)	(23)	—	(21,469)
Other income (expense), net	(69)	(73)	35	(54)	—	(161)
Income (loss) before income taxes and equity in earnings of subsidiaries	—	34,771	7,104	(3,153)	—	38,722
Income tax expense	—	(6,188)	(2,732)	(925)	—	(9,845)
Equity in earnings of subsidiaries	28,877	532	24,505	—	(53,914)	—
Net income (loss)	$28,877	$29,115	$28,877	$(4,078)	$(53,914)	$28,877

	Nine Months Ended September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(1,679)	$(39,324)	$5,701	$(2,101)	—	$(37,403)
Cash flows from investing activities:
Capital expenditures	(69)	(9,935)	(7)	(16,985)	—	(26,996)
SDS acquisition, net of cash acquired	—	—	—	(947)	—	(947)
Proceeds from sale of investment	8,500	—	—	—	—	8,500
Investment in subsidiaries	—	(8,900)	—	—	8,900	—
Dividends received	—	—	238	—	(238)	—
Other	—	68	—	—	—	68
Cash flows provided by (used for) investing activities	8,431	(18,767)	231	(17,932)	8,662	(19,375)
Cash flows from financing activities:
Repayments of senior secured revolving credit facility, net	—	(13,049)	—	—	—	(13,049)
Essex Nexans short-term borrowings, net	—	—	—	6,665	—	6,665
Proceeds from long-term borrowings	—	—	—	7,545	—	7,545
Repayments of long-term debt	—	—	—	(261)	—	(261)
Proceeds from common stock offering,net	80,794	—	—	—	—	80,794
Proceeds from exercise of stock options	3,248	—	—	—	—	3,248
Capital contributions	—	—	—	2,225	(2,225)	—
Dividends paid	—	(238)	—	—	238	—
Other	958	—	—	—	—	958
Intercompany accounts	(92,213)	97,853	(5,957)	6,992	(6,675)	—
Cash flows provided by (used for) financing activities	(7,213)	84,566	(5,957)	23,166	(8,662)	85,900
Effect of exchange rate changes on cash	—	—	—	185	—	185
Net increase (decrease) in cash and cash equivalents	(461)	26,475	(25)	3,318	—	29,307
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$(392)	$26,870	$100	$10,913	—	$37,491

	Nine Months Ended September 30, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$843	$29,228	$764	$1,362	$—	$32,197
Cash flows from investing activities:
Capital expenditures	(248)	(11,421)	(916)	(470)	—	(13,055)
Belden asset acquisition contingent payment	—	(10,000)	—	—	—	(10,000)
Capitalized Nexans’ acquisition costs	(2,438)	—	—	—	—	(2,438)
Proceeds from sale of product line	—	11,563	—	—	—	11,563
Investment in subsidiaries	—	(1,800)	—	—	1,800	—
Dividends received	—	—	238	—	(238)	—
Other	22	34	—	—	—	56
Cash flows used for investing activities	(2,664)	(11,624)	(678)	(470)	1,562	(13,874)
Cash flows from financing activities:
Short-term borrowings (repayments), net	—	(30,000)	—	(785)	—	(30,785)
Proceeds from exercise of stock options	836	—	—	—	—	836
Capital contributions	—	—	—	1,800	(1,800)	—
Dividends paid	—	(238)	—	—	238	—
Intercompany accounts	38	537	5	(580)	—	—
Cash flows provided by (used for) financing activities	874	(29,701)	5	435	(1,562)	(29,949)
Effect of exchange rate changes on cash	—	(1,098)	—	824	—	(274)
Net increase (decrease) in cash and cash equivalents	(947)	(13,195)	91	2,151	—	(11,900)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$(841)	$4,902	$134	$2,217	$—	$6,412

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

Industry segment financial data for the three and nine months ended September 30, 2006 and 2005 is included in Note 12 to the accompanying condensed consolidated financial statements.

Operating Environment

Copper is the primary raw material we use in the manufacture of our wire and cable products. Foreign economies have been consuming an increasing proportion of worldwide copper production resulting in periodic reductions of copper stock levels held in COMEX and LME warehouses and sold through merchants. These macro-economic and other factors have contributed to extremely high and volatile copper prices and periodic shortages of supply of copper. Over the past several years, the spot price of copper has escalated rapidly, increasing from an average COMEX daily spot price of $0.88 per pound in October 2003, to $2.17 per pound in December 2005. Copper prices have increased even more rapidly during 2006, with the COMEX daily spot price for copper increasing to an average of $3.54 per pound for quarter ended September 30, 2006 and fluctuating from a low of $2.13 per pound to a high of $4.08 per pound during the nine months ended September 30, 2006. Copper LME prices have experienced similar increases and fluctuations.

While we have not experienced a material negative impact on our results of operations to date as a result of rising copper prices or supply shortages, as described below under “Risk factors—Risks to our business related to copper”, this recent and, in our experience, unprecedented increase in copper prices along with the potential for dramatic increases and decreases in future copper prices, may have adverse effects on our business, including the following:

•                  Exposing our businesses to potential losses  and additional copper hedging risks

•                  Reducing customer demand for our products

•                  Increasing our need for working capital to finance inventory and receivables

We engage in hedging and copper purchase strategies in an attempt to limit the commodity price risk associated with copper and we amended our senior secured revolving credit facility in April 2006 to increase our available credit to meet our increasing working capital needs. In June and July of 2006 we completed an underwritten public offering of 2,851,145 shares of our common stock and used the net proceeds of approximately $80.8 million to pay down borrowings outstanding under our senior secured revolving credit facility. However, there is no assurance that these measures will be sufficient to mitigate the impact of rising or volatile copper prices. The high level of copper prices and the magnitude of copper price changes increase our exposure to hedging risks. Furthermore, our markets have rarely experienced copper costs at current levels and there can be no assurance that continued high copper prices will not have other unanticipated negative impacts. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our results of operations.

In addition to copper, raw materials we use in the manufacture of our products include aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride and various chemicals and chemical compounds used in the production of enamels. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on raw material producers located in the region or those which rely on oil and natural gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant surcharges for energy and other costs. Crude oil prices have continued to increase, reaching record levels in 2006. The increased cost of oil has resulted in increased production and freight costs and periodic shortages in the availability of shipping resources. The markets for these key raw materials and resources are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs or that we can increase prices for our products in amounts sufficient to offset increases in the costs of raw materials, energy and freight.

Essex Nexans Acquisition

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

Three Month Period Ended September 30, 2006 Compared to the Three Month Period Ended September 30, 2005

Net sales

The following table provides net sales and supplemental copper adjusted sales information for the three months ended September 30, 2006 and 2005:

	Actual			Copper-adjusted
	Three Months Ended September 30,		%	Three Months Ended September 30,		%
	2006	2005	Change	2006	2005	Change
Net sales:
Communications cable	$229,527	$177,636	29%	$188,220	$197,497	(5)%
North American magnet wire and distribution	278,074	180,730	54%	209,992	202,028	4%
European magnet wire and distribution	160,826	7,942	*	118,407	8,922	*
Copper rod	127,862	72,812	76%	74,380	84,630	(12)%
	796,289	439,120	81%	590,999	493,077	20%
Constant cost of copper adjustment	—	—		205,290	(53,957)
Total	$796,289	$439,120	81%	$796,289	$439,120	81%
Average daily COMEX spot price per pound of copper	$3.54	$1.70	108%

*                    Comparisons are not meaningful due to the inclusion of entities acquired in the Essex Nexans transaction for periods subsequent to October 21, 2005.

Consolidated sales for the three months ended September 30, 2006 were $796.3 million, an increase of 81% as compared to consolidated sales of $439.1 million for the quarter ended September 30, 2005. Sales for the 2006 quarter were significantly impacted by the increase in copper prices and the effects of the Essex Nexans transaction. Sales adjusted for a constant cost of copper increased 20% for the quarter ended September 30, 2006. Sales in our European magnet wire and distribution segment attributable to the entities acquired in the Essex Nexans transaction amounted to $148.2 million ($109.7 million on a copper-adjusted basis) for the three months ended September 30, 2006. The impact of the Essex Nexans transaction was to increase consolidated net sales and sales adjusted for a constant cost of copper by 34% and 22%, respectively.The remaining 2% decrease in consolidated sales adjusted for a constant cost of copper is due to revenue decreases in both our communications cable and copper rod segments partially offset by increases in sales by our North American magnet wire and distribution segment.

Sales for our communications cable segment for the September 30, 2006 quarter were $229.5 million, an increase of 29%, as compared to sales of $177.6 million for the quarter ended September 30, 2005. Sales adjusted for a constant cost of copper decreased 5%. The copper-adjusted decrease reflects a decline in copper OSP unit volume primarily attributable to a comparative decline in hurricane restoration demand, which we believe was largely completed in the second quarter of 2006, reduced demand from our telephone customers, which we believe is at least partially due to higher copper costs and adjustments to annual capital budget allocations, and overall market related decreases due to a slowdown in residential construction and the overall decline in the deployment of copper OSP in favor of fiber optic cable. These decreases in copper OSP unit volumes were partially offset by improved pricing of our copper OSP products, primarily related to non-copper price adjustments with respect to our contract and distribution customers, as well as price increases and improved product mix in copper and fiber optic premise products

Sales for our North American magnet wire and distribution segment were $278.1 million for the quarter ended September 30, 2006, an increase of 54% as compared to the prior year. On a copper-adjusted basis, sales for the three months ended September 30, 2006 increased 4% from the same quarter in the prior year. The copper-adjusted increase results primarily from the current year impact of 2005 market share gains at certain major customers as well as strengthening in our motor, transformer and generator end-markets. Additionally, sales for the three months ended September 30, 2006 include some benefit from product price improvement and price surcharges. These increases were offset somewhat by reduced demand in the automotive and appliance end markets, particularly with respect to our distribution business. Sales for the quarter ended September 30, 2006 were also negatively impacted by demand slowdown in the later half of September 2006 which we believe is due to inventory corrections by our industrial based customers.

Sales for the European magnet wire and distribution segment were $160.8 million for the three months ended September 30, 2006 compared to $7.9 million for the three months ended September 30, 2005, an increase of $152.9 million. On a copper-adjusted basis, sales increased $109.5 million for the three months ended September 30, 2006 compared to the prior year quarter. The increase was attributable to the Essex Nexans transaction. Sales for the 2006 quarter include $148.2 million ($109.7 million on a copper-adjusted basis) related to the entities acquired in the Essex Nexans transaction in October 2005. The third quarter is typically a slow seasonal quarter for the European magnet wire and distribution segment due to the summer holiday season.

Copper rod sales for the three months ended September 30, 2006 were $127.9 million compared to $72.8 million for the comparable 2005 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 12% for the three months ended September 30, 2006 compared to the prior year period. The copper-adjusted decrease in the 2006 quarter reflects the loss of a major customer in the first quarter of 2006 as well as decreased market demand due to weakness in the automotive and residential construction end markets. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally intended to break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the three months ended September 30, 2006, gross profit was $72.4 million, an increase of 69% as compared to the prior year quarter primarily due to copper adjusted gross profit margin (computed as gross profit divided by copper-adjusted sales) improvements in our communications cable and North American magnet wire and distribution segments and gross profit of $13.0 million attributable to the entities acquired in the Essex Nexans transaction. The gross profit margin in the 2006 quarter was 9.1% compared to 9.8% for the same quarter in 2005. The gross profit margin declined as a result of increased copper prices. Gross profit margin on a copper-adjusted basis was 12.2% for the three months ended September 30, 2006 compared to 8.7% for the three months ended September 30, 2005. The increase in copper-adjusted gross margin is attributable to improved product pricing and mix, particularly in our communications cable segment, manufacturing cost reductions and an estimated $10.5 million benefit related to the significant upward volatility in copper prices experienced during 2006. We estimate that approximately one-half of this copper related benefit was associated with our communications cable segment and one-half was associated with our North American and European magnet wire and distribution segments. A portion of the copper-related benefit is due to lower copper-cost flow through compared to product pricing. This was particularly the case in the distribution market, as more timely copper-based price adjustments combined with a shortening of product order lead times for products resulted in copper-related gains on shipments of inventories accounted for on a FIFO basis. Additionally, on certain of our magnet wire products we do achieve a modest mark-up on the component of the product cost related to copper. The balance of the copper-related benefit is attributable to the inverted forward pricing curve in the COMEX copper futures market experienced during much of 2006 which favorably impacted certain of our forward buying and hedging arrangements. Our communications cable and North American and European magnet wire and distribution segments all experienced improved copper-adjusted gross margins for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, including the effects of the copper-related benefit discussed above. Considering the relative stabilization of copper price levels during the third quarter of 2006, we do not expect significant future copper-related gross margin benefits in our communications cable segment and we expect future benefits in our North American and European magnet wire and distribution segments, if any, to be reduced from those achieved in the third quarter of 2006. If copper prices decrease significantly we may experience losses. See “Risk Factors — Risks to Our Business Related to Copper”.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A expense) for the three month period ended September 30, 2006 were $37.5 million as compared to SG&A expense of $26.0 million for the three months ended September 30, 2005. SG&A expense for the three months ended September 30, 2006 included $6.6 million attributable to the entities acquired in the Essex Nexans transaction. The remaining increase of $4.9 million is attributable to a number of factors including normal salary and benefit increases, including incentive based compensation, ($1.8 million), stock-based compensation and supplemental executive retirement plan charges ($1.3 million), group insurance and pension costs ($0.8 million), start-up costs associated with our Greenfield project in China ($0.6 million) and the impact of increased sales and related sales costs and commissions, primarily in our communications cable segment.

Impairment and restructuring and other charges

During the third quarter of 2006 we recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in the first quarter of 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment.

Restructuring and other charges of $0.1 million and $0.1million for the three months ended September 30, 2006 and 2005, respectively, consisted primarily of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization.

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended September 30, 2006 and 2005. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2006	2005
	(in thousands)
Operating income (loss)
Communications cable	$26,360	$14,692
North American magnet wire and distribution	10,118	7,989
European magnet wire and distribution	5,379	(1,051)
Copper rod	(194)	(109)
Corporate and other	(6,834)	(4,625)
Restructuring and other charges and asset impairments	(2,117)	(89)
	$32,712	$16,807

Operating income for the communications cable segment increased $11.7 million for the three months ended September 30, 2006 compared to the 2005 quarter due to increased gross profit primarily attributable to improvements in copper-adjusted gross margin percentage as discussed above. Communications cable gross profit increases were partially offset by an increase in SG&A expense of $1.3 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and normal compensation and benefits increases.

Operating income for our North American magnet wire and distribution segment for the three months ended September 30, 2006 increased $2.1 million compared to the three months ended September 30, 2005 due to increased gross profit primarily attributable to improvements in copper-adjusted gross margin percentage as discussed above partially offset by higher SG&A expense of $0.7 million comprised principally of higher employee compensation and benefit related costs and start-up costs associated with the Greenfield operation in China.

The operating loss for our European magnet wire and distribution segment for the three months ended September 30, 2005 reflects the results of our U.K. magnet wire business which sustained break even gross margins for the three months ended September 30, 2005 due to reduced sales volumes and pricing. Operating income for the three months ended September 30, 2006 includes $6.4 million attributable to the entities acquired in the Essex Nexans transaction.

The copper rod segment had an operating loss of $0.2 million for the three months ended September 30, 2006 compared to an operating loss of $0.1 million for the same period in 2005. As previously discussed, copper rod sales allow for fixed cost recovery at gross profit margins that are generally intended to break even.

Corporate and other charges consist primarily of corporate payroll and parent company costs, stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily due to increased incentive and stock-based compensation and group insurance costs.

Consolidated operating income for the three months ended September 30, 2006 included restructuring and other charges and asset impairments of $2.1 million compared to $0.1 million of such charges in the three months ended September 30, 2005, the components of which are discussed above.

Interest expense and other income (expense)

Interest expense for the quarter ended September 30, 2006 was $7.1 million compared to interest expense of $7.0 million for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2006 consists primarily of interest on our 9% senior notes and $0.7 million related to borrowings by Essex Nexans. We had no borrowings outstanding under our senior secured revolving credit agreement during the quarter ended September 30, 2006 due to application of the proceeds from our equity offering in June 2006. Other income for the three months ended September 30, 2006 reflects interest income of $0.3 million earned on positive average cash balances of more than $30 million during the quarter.

Income tax expense

Our effective income tax rate for the three months ended September 30, 2006 was 39%. The effective tax rate for the three months ended September 30, 2006 exceeds the U.S. statutory rate of 35% due primarily to the effects of state taxes. We recorded a net tax benefit of $2.4 million for the three months ended September 30, 2005. The tax benefit for the 2005 quarter includes a $4.1 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 we filed an election with the Internal Revenue Service to elect to treat our U.K. subsidiary as a “flow through” entity for U.S. income purposes.  This election is commonly referred to as a “check-the-box election”. As a result of this election, we recognized a loss on our 2005 U.S. consolidated income tax return. Accordingly, income tax expense for the three months ended September 30, 2005 reflects a benefit of approximately $2.0 million attributable to this loss. Our effective tax rate for the three months ended September 30, 2005 excluding these benefits was 44% which exceeds the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Nine Month Period Ended September 30, 2006 Compared to the Nine Month Period Ended September 30, 2005

The following table provides net sales and supplemental copper adjusted sales information for the nine months ended September 30, 2006 and 2005:

	Actual			Copper-adjusted
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2006	2005	Change	2006	2005	Change
Net sales:
Communications cable	$653,235	$507,212	29%	$594,313	$574,916	3%
North American magnet wire and distribution	785,951	530,523	48%	658,174	614,424	7%
European magnet wire and distribution	473,705	25,798	*	384,367	30,568	*
Copper rod	353,285	208,821	69%	237,704	262,800	(10)%
	2,266,176	1,272,354	78%	1,874,558	1,482,708	26%
Constant cost of copper adjustment	—	—		391,618	(210,354)
Total	$2,266,176	$1,272,354	78%	$2,266,176	$1,272,354	78%
Average daily COMEX price per pound of copper	$3.06	$1.57	95%

*                    Comparisons are not meaningful due to the inclusion of entities acquired in the Essex Nexans transaction for periods subsequent to October 21, 2005.

Consolidated sales for the nine months ended September 30, 2006 were $2,266.2 million, an increase of 78% as compared to consolidated sales of $1,272.4 million for the nine months ended September 30, 2005. Sales for the 2006 period were significantly impacted by the increase in copper prices and the effects of the Essex Nexans transaction. Sales adjusted for a constant cost of copper increased 26% for the nine months ended September 30, 2006. Sales in our European magnet wire and distribution segment attributable to the entities acquired in the Essex Nexans transaction amounted to $435.6 million ($353.2 million on a copper-adjusted basis) for the nine months ended September 30, 2006. The impact of the Essex Nexans transaction was to increase consolidated net sales and sales adjusted for a constant cost of copper by 34% and 24%, respectively. The remaining 2% increase in consolidated sales adjusted for a constant cost of copper is due to revenue growth in both the communications cable and North American magnet wire and distribution segments partially offset by reductions in sales of our copper rod segment.

Sales for our communications cable segment for the nine months ended September 30, 2006 were $653.2 million, an increase of 29%, as compared to sales of $507.2 million for the nine months ended September 30, 2005. Sales adjusted for a constant cost of copper increased 3%. The copper-adjusted increase reflects price increases in our copper OSP products, primarily related to non-copper price adjustments with respect to our contract and distribution customers, as well as price increases and improved product mix in copper and fiber optic premise products. These increases were partially offset by declines in copper OSP unit volume attributable to overall market related decreases, particularly with respect to sales to our international customers.

Sales for our North American magnet wire and distribution segment were $786.0 million for the nine months ended September 30, 2006, an increase of 48% as compared to the prior year. On a copper-adjusted basis, sales for the nine months ended September 30, 2006 increased 7% from the same period in the prior year. The copper-adjusted increase results primarily from the current year impact of 2005 market share gains at certain major customers as well as strengthening in our motor, transformer and generator end-markets, including demand due to hurricane-related replacement and repair. Additionally, sales for the nine months ended September 30, 2006 include some benefit from product price improvement and price surcharges. These increases were offset somewhat by reduced demand in the automotive and appliance end markets.

Sales for the European magnet wire and distribution segment were $473.7 million for the nine months ended September 30, 2006 compared to $25.8 million for the nine months ended September 30, 2005, an increase of $447.9 million. On a copper-adjusted basis, sales increased $353.8 million for the nine months ended September 30, 2006 compared to the prior year period. The increase was largely attributable to the Essex Nexans transaction. Sales for the 2006 period include $435.6 million ($353.2 million on a copper-adjusted basis) related to the entities acquired in the Essex Nexans transaction in October 2005.

Copper rod sales for the nine months ended September 30, 2006 were $353.3 million compared to $208.8 million for the comparable 2005 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 10% for the nine months ended September 30, 2006 compared to the prior year period. The copper-adjusted decrease in 2006 reflects the loss of a major customer in the first quarter of 2006 as well as decreased market demand due to weakness in the automotive and residential construction end markets. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production and allow for fixed cost recovery at gross profit margins that are generally intended to break even. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the nine months ended September 30, 2006, gross profit was $217.5 million, an increase of 68% as compared to the nine months ended September 30, 2005 primarily due to copper-adjusted gross profit margin improvements in our communications cable and North American magnet wire and distribution segments and gross profit of $37.9 million attributable to the entities acquired in the Essex Nexans transaction. The gross profit margin for the nine months ended September 30, 2006 was 9.6% compared to 10.2% for the same period in 2005. The gross profit margin declined as a result of increased copper prices. Gross profit margin on a copper-adjusted basis was 11.6% for the nine months ended September 30, 2006 compared to 8.7% for the nine months ended September 30, 2005. The increase in copper-adjusted gross margin is attributable to improved product pricing and mix, particularly in our communications cable segment, improved cost absorption as a result of higher production and estimated benefits of $27.5 million related to the extreme upward volatility in copper prices experienced during 2006. We estimate that approximately one-half of this copper related benefit was associated with our communications cable segment and one-half was associated with our North American and European magnet wire and distribution segments. As discussed above, the copper related benefit is due to lower copper-cost flow through compared to product pricing, mark-ups on the component of the product cost related to copper and the inverted forward pricing curve in the COMEX copper futures market experienced during much of 2006 which favorably impacted certain of our forward buying and hedging arrangements. Our communications cable and North American and European magnet wire and distribution segments all experienced improved copper-adjusted gross margins for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, including the effects of the copper-related benefit discussed above. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the nine months ended September 30, 2006 were negatively impacted by the effects of inflationary non-copper cost increases related primarily to higher energy costs, freight costs and non-copper raw materials and changes in product mix, in particular increased sales of lower margin aluminum products representing, to some degree, substitution for copper in response to the increase in copper prices. Considering the relative stabilization of copper price levels during the third quarter of 2006, we do not expect significant future copper-related gross margin benefits in our communications cable segment and we expect future benefits in our North American and European magnet wire and distribution segments, if any, to be reduced from those achieved in the first nine months of 2006.  If copper prices decrease significantly we may experience losses. See “Risk Factors — Risks to Our Business Related to Copper”.

Selling, general and administrative expenses

SG&A expense for the nine month period ended September 30, 2006 was $111.4 million as compared to SG&A expense of $76.1 million for the nine months ended September 30, 2005. SG&A expense for the nine months ended September 30, 2006 included $20.0 million attributable to the entities acquired in the Essex Nexans transaction. The remaining increase of $15.3 million is attributable to a number of factors including normal salary and benefit increases, including incentive-based compensation ($5.4 million), stock-based compensation and supplemental executive retirement plan charges ($3.5 million), group insurance and pension costs ($2.4 million), start-up costs associated with our Greenfield project in China ($1.0 million) and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

Impairment and restructuring and other charges

In the nine months ended September 30, 2006, Essex Nexans recorded a provision of $0.9 million related to workforce reductions at its U.K. magnet wire operation (formerly included in the North American magnet wire and distribution segment). In addition, restructuring and other charges for the nine months ended September 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the nine months ended September 30, 2005 consisted of $0.5 million of facility exit costs related to closure of an insulation manufacturing facility in Athens, Georgia and $0.2 million of professional fees related to the administration of plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

During the third quarter of 2006 we recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in the first quarter of 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment.

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

Operating income

The following table sets forth information regarding our operating income by segment for the nine months ended September 30, 2006 and 2005. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2006	2005
	(in thousands)
Operating income (loss)
Communications cable	$77,167	$41,306
North American magnet wire and distribution	32,830	28,501
European magnet wire and distribution	16,259	(2,658)
Copper rod	(77)	(7)
Corporate and other	(20,052)	(14,118)
Gain on sale of product line	—	10,355
Restructuring and other charges and asset impairments	(3,095)	(3,027)
	$103,032	$60,352

Operating income for the communications cable segment increased $35.9 million for the nine months ended September 30, 2006 compared to the 2005 period due to increased gross profit primarily attributable to improvements in copper-adjusted gross margin percentage as discussed above. Communications cable gross profit increases were partially offset by an increase in SG&A expense of $3.7 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and normal compensation and benefits increases.

Operating income for our North American magnet wire and distribution segment increased $4.3 million for the nine months ended September 30, 2006 compared to the 2005 period due primarily to increased gross profit attributable to improvements in copper-adjusted gross margin percentage as discussed above partially offset by increased  SG&A expense of $3.4 million comprised principally of higher employee compensation and benefit related costs, start-up expenses related to our Greenfield facility in China and information systems implementation costs.

The operating loss for our European magnet wire and distribution segment for the nine months ended September 30, 2005 reflects the results of our U.K. magnet wire business which sustained negative gross margins for the nine months ended September 30, 2005 due to reduced sales volumes and pricing. Operating income for the nine months ended September 30, 2006 includes $18.0 million attributable to the entities acquired in the Essex Nexans transaction. Operating income for the European magnet wire and distribution segment for the nine months ended September 30, 2006 was negatively impacted by bad debt expense of $1.0 million related to the bankruptcy of a major customer.

The copper rod segment’s operating loss was essentially flat for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As discussed above, copper rod sales allow for fixed cost recovery at gross profit margins that are generally intended to break even.

Corporate and other charges consist primarily of corporated payroll and parent company costs, stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to increased compensation and benefits costs related to salary increases, incentive and stock-based compensation and group insurance costs.

Consolidated operating income for the nine months ended September 30, 2005 included restructuring and other charges and asset impairment charges of $3.0 million compared to $3.1 million of such charges in the nine months ended September 30, 2006, the components of which are discussed above. Additionally, consolidated operating income for nine months ended September 30, 2005 included a gain of $10.4 million on the sale of a product line as discussed above.

Interest expense and other income (expense)

Interest expense increased from $21.5 million for the nine months ended September 30, 2005 to $23.2 million for the nine months ended September 30, 2006 due primarily to interest of $1.7 million in 2006 related to borrowings by Essex Nexans. Interest expense during the nine months ended September 30, 2006 was favorably impacted by the fact that we had no borrowings outstanding under our senior secured revolving credit agreement during the quarter ended September 30, 2006 as a result of the application of the proceeds from our equity offering in June 2006. Other income for the nine months ended September 30, 2006 reflects interest income of $0.5 million earned on positive average cash balances of more than $30 million during the third quarter.

Income tax expense

Our effective income tax rate for the nine months ended September 30, 2006 was 38%. The effective tax rate for the nine months ended September 30, 2006 exceeds the U.S. statutory rate of 35% primarily due to the effects of state taxes. Our effective income tax rate for the nine months ended September 30, 2005 was 25%. Tax expense for the nine months ended September 30, 2005 is net of a $4.1 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 we filed an election with the Internal Revenue Service to elect to treat our U.K. subsidiary as a “flow through” entity for U.S. income purposes.  This election is commonly referred to as a “check-the-box election”. As a result of this election, we recognized a loss on our 2005 U.S. consolidated income tax return. Accordingly, income tax expense for the nine months ended September 30, 2005 reflects a benefit of approximately $2.0 million attributable to this loss. These benefits accounted for a reduction of 17% in the effective tax rate for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2005 excluding these benefits was 42% which differs from the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

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

Extraordinary gain

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash from Operating Activities

We reported cash used by operating activities of $37.4 million for the nine months ended September 30, 2006 compared to cash provided by operating activities of $32.2 million for the nine months ended September 30, 2005. Cash from operating activities for the nine months ended September 30, 2006 and 2005 includes net working capital increases of $116.6 million and $9.5 million, respectively, which reflect normal seasonal build in accounts receivable and inventory and the impact of substantially higher copper costs. We estimate that higher copper costs have increased our working capital by approximately $100 million since December 31, 2005. The seasonal increase in our working capital results from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our North American and European magnet wire and distribution segments. Based on normal seasonal trends and current copper prices we expect to generate positive cash flow from operations during the fourth quarter of 2006.

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

Senior Notes

At September 30, 2006, we had total debt of $318.1 million of which $251.7 consisted of 9% senior notes due in 2012. The 9% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $257.1 million due in April 2012, with interest payable semi-annually in cash on April 15 and October 15 of each year. The 9% senior notes were issued at an original issue discount of $7.1 million. The 9% senior notes are fully and unconditionally guaranteed by us and each of our existing and future domestic restricted subsidiaries.

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

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of the Company’s foreign subsidiaries other than Essex Nexans. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less reserves. The specified percentage for accounts receivable is 85% of the value of the eligible accounts receivable. The specified percentage for inventory is the lesser of (a) $110 million or (b) the lower of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility was $224.2 million as of September 30, 2006.

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

Essex Nexans

Essex Nexans has a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign its eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables.  In July 2006, Essex Nexans amended the agreement to increase the amount of maximum available advances by €20 million to €55 million ($69.9 million) until May 31, 2007. Interest is payable on the net outstanding advances at the European Overnight Index Average (“EONIA”) rate plus 0.47% per annum for advances up to €35 million and at the EONIA rate plus 0.67% for advances in excess of €35 million. The amount of advances available to Essex Nexans is limited to 88% (80% if EBITDA is less than zero for any year, equity of the joint venture is 10% or less of total assets or social charges due to governmental agencies and all other miscellaneous taxes exceed 5% of sales) of assigned receivables up to a maximum of €55 million ($69.9 million). Borrowings of $29.4 million were outstanding under the factoring agreement as of September 30, 2006 and undrawn availability under the agreement was $34.2 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither Superior Essex nor any of its domestic subsidiaries are guarantors under the factoring agreement

In connection with the Essex Nexans acquisition, Essex Nexans entered into a subordinated note payable to Nexans in the amount of €11.3 million ($14.4 million). The subordinated note payable is unsecured and bears interest at 8.975% per annum payable quarterly. A total of €3.8 million ($4.8 million) in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if we exercise our option to purchase Nexans’ minority interest in Essex Nexans. The subordinated note is not guaranteed by Superior Essex or any of its domestic subsidiaries.

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

Essex Magnet Wire (Suzhou) Ltd.

In July 2006 our subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a construction loan agreement with China Construction Bank to provide financing for construction of the Company’s Greenfield manufacturing facility in Suzhou, China. The agreement permits the borrower to make draws beginning July 21, 2006 of up to 96 million Yuan Renminbi ($12.2 million). Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is secured by a mortgage on the land, facility and equipment and is repayable in two annual installments beginning July 2010. The total amount drawn and outstanding at September 30, 2006 was $7.6 million.

Liquidity

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary’s series A preferred stock, interest payments on the Essex Nexans factoring agreement and subordinated note, capital expenditures currently estimated at approximately $20 million to $30 million annually (excluding investments in China discussed below), the Nexans contingent payment and obligations related to our defined benefit pension plans. Copper prices have increased rapidly during 2006, with the COMEX daily spot price for copper increasing from an average of $2.17 per pound in December 2005 to an average of $3.54 per pound for the quarter ended September 30, 2006 and fluctuating from a low of $2.13 per pound to a high of $4.08 per pound during the nine months ended September 30, 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. As discussed above, we have experienced significant increases in our working capital requirements in 2006 as a result of increases in copper prices and expect such increases to continue based on current copper price levels. We have amended our senior secured revolving credit facility to increase our borrowing capacity in light of rising and volatile copper costs. See “Risk factors—Risks to our business related to copper.”

We are currently constructing a Greenfield manufacturing facility near Shanghai, China which we expect to be operational in the fourth quarter of 2006, with 12 million pounds of capacity online by the end of the year. The capital expenditure requirements for this first phase of the project are estimated to be approximately $27 million, of which $14.9 million have been expended as of September 30, 2006. We currently plan to add 12 million additional pounds of capacity to the facility in 2007 at an estimated capital cost of $5 to $8 million.

The Essex Nexans joint venture Contribution and Formation Agreement provides for us to pay additional contingent cash consideration to Nexans of up to €3.0 million ($3.8 million) if Essex Nexans achieves certain specified levels of Adjusted EBITDA (as defined in the Contribution and Formation Agreement) for the year ended December 31, 2006. The shareholders agreement governing the Essex Nexans joint venture provides that Nexans will have the right to require us to purchase its 40% interest in Essex Nexans at a price equal to Nexans’ initial allocated equity value plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions, but only if Adjusted EBITDA of Essex Nexans exceeds €14.0 million ($17.8 million) in 2008, 2009 or 2010. The purchase price may be increased by up to €10 million ($12.7 million) if Essex Nexans achieves certain Adjusted EBITDA thresholds as specified in the shareholders agreement. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At our option, the put price may be paid in cash by us or Essex Nexans or by issuance of our common stock (or a combination thereof). If we elect to pay the put price in our common stock, the portion of the put price payable in our common stock is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of our outstanding common stock, with any excess put price payable in cash. Furthermore, the portion of the put price paid in our common stock will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

We believe that cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility together with our cash on hand ($37.5 million at September 30, 2006), the Essex Nexans factoring agreement and the China construction loan will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income for the underfunded or overfunded status of defined benefit pension and other postretirement benefit plans. Statement 158 requires prospective application, and the recognition and disclosure requirements are effective for years ending after December 15, 2006. Additionally, Statement 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. We will implement Statement 158 in the fourth quarter of 2006 and do not believe that implementation of Statement 158 will have a material effect on our financial position or results of operations.

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

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at September 30, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	3,350	2006	$3.46	$3,771
Copper	4,875	2007	3.40	4,010
				$7,781

Substantially all of the unrealized gains on commodity futures outstanding at September 30, 2006 are expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Essex Nexans had no open copper futures positions at September 30, 2006.

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of September 30, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	$30,000	30-day LIBOR	7.0%	December 2006	$—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	28

Foreign currency exchange risk management

We engage in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of certain of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At September 30, 2006, we had outstanding foreign currency forward exchange contracts to exchange 8.9 million Canadian dollars for $8.0 million in November 2006. The fair value of the forward exchange contracts was insignificant at September 30, 2006.

Purchase commitments

We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward purchase fixed price commitments for copper to properly match our cost to the value of the copper to be billed to the customers. At September 30, 2006, we had forward fixed price copper purchase commitments for delivery of 21.2 million pounds through September 2007 for $67.9 million. Additionally at September 30, 2006, we had forward purchase fixed price commitments for 1.7 million pounds of aluminum through August 2007 and 540,000 MMBTUs of natural gas through February 2007 amounting to $2.1 million and $5.2 million, respectively.

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

RISKS TO OUR BUSINESS RELATED TO COPPER

Copper is the primary raw material we use in the manufacture of our products. A majority of our sales are pursuant to customer arrangements which provide for adjustments in pricing to take into account changes in the cost of copper. Over the past several years, the spot price of copper has escalated rapidly, increasing from an average COMEX daily spot price of $0.88 per pound in October 2003, to $2.17 per pound in December 2005. Copper prices have increased even more rapidly during 2006, with the COMEX daily spot price for copper increasing to an average of $3.54 per pound for the quarter ended September 30, 2006 and fluctuating from a low of $2.13 per pound to a high of $4.08 per pound during the nine months ended September 30, 2006. Copper LME prices have experienced similar increases and fluctuations. These recent and, in our experience, unprecedented increases in copper prices may have material adverse effects on our business, including those described below:

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

Certain of our North American and European magnet wire business customers frequently fix the copper cost component of future committed purchases. We utilize COMEX or LME fixed price futures contracts to minimize the commodity price risk associated with these sales. If copper prices decline rapidly, the risk that our customers may delay or default on their committed purchases may increase. As a result we may incur losses on our COMEX or LME futures contracts or be required to take delivery of copper inventory at prices in excess of then-current copper prices.

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

As the price of copper increases, our working capital requirements increase. Average COMEX copper prices increased to $3.54 and $3.06 per pound for the three and nine months ended September 30, 2006, respectively, from an average of $1.68 per pound in 2005 and $1.29 per pound in 2004. In 2005, we experienced an estimated increase in our working capital financing requirements of approximately $30 to $35 million as a result of increases in copper prices. We have experienced further increases in our working capital requirements in 2006 and expect such increases to continue based on current copper price levels. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be materially adversely affected. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources”.

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

We are currently constructing a wholly owned “Greenfield” manufacturing facility in China to produce magnet wire for sale to customers with China-based operations. We expect the first phase of the facility to be operational in the fourth quarter of 2006, and estimate capital expenditures for this phase of the project to be approximately $27 million. We currently expect to expand the facility to add capacity at a further cost of an estimated $5 million to $8 million of additional capital expenditures, which we project will be completed in 2007. We face all the risks inherent in building a new facility in a new market, particularly in an emerging market like China where we have not previously constructed facilities or operated them, including such risks as those arising from:

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

Our customer base for our copper rod segment is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year in that segment. In particular, our largest customer in the copper rod segment accounted for 43%, 45% and 36% of the copper rod segment’s net sales for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, respectively. This customer, a large automotive industry supplier, has a filed voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code. If this customer’s financial condition were to deteriorate, resulting in an impairment of its ability to emerge from bankruptcy or continue to purchase copper rod or make payments for existing purchases our copper rod business, the loss of or reduced demand for products or related services from this customer could have a material adverse effect on our business, revenues and results of operations.

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

ITEM 5. OTHER INFORMATION

Recent developments

                Execution of Limited 10b5-1 Plans

                Mssrs. Carter, Aldridge and Deedy, have initiated structured diversification plans to sell a limited portion of their Company stock holdings at specified prices over a fixed period, and in the case of Mssrs. Aldridge and Deedy, exercise a portion of their vested stock options and pay the exercise price and tax withholding related thereto. The plans, adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, are designed to avoid any real or perceived conflicts of interest that might arise from these sales due to these executives involvement with the Company, while enabling these executives to diversity their respective holdings and aid in the executive’s tax planning.

                Essex Nexans restructuring

                In October 2006 Essex Nexans announced plans to rationalize certain manufacturing operations at its U.K. magnet wire subsidiary in light of increasing production costs and continued poor market pricing conditions. Total estimated costs of the rationalization range from $1.0 million to $1.2 million and consist primarily of severance payments and related benefits. The plan is expected to be completed by the first quarter of 2007.

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

Exhibit Number	Description
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

10.27*	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)
10.28*	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.29*	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)

Exhibit Number	Description
10.30*	Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)
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

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
Date: November 8, 2006		(duly authorized officer and principal financial and accounting officer)