Form 10-K
period 2006-12-31
SUPERIOR ESSEX INC
filed 2007-03-15
CIK 1271193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-50514

SUPERIOR ESSEX INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0282396
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

150 Interstate North Parkway
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (770) 657-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $487,463,984.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At March 5, 2007, the registrant had 20,392,779  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Shareowners are incorporated into Part III of this Annual Report on Form 10-K.

PART I

In this Annual Report on Form 10-K (“Form 10-K”), the following terms have the meanings indicated below:

•       Unless the context otherwise requires, the terms “we,” “us,” “our,” and “registrant,” as well as the term “Superior Essex,” refer to Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries.

•       “COMEX” refers to Commodity Exchange Inc., a subsidiary of the New York Mercantile Exchange, Inc. that operates the principal U.S. copper futures and options trading market.

•       “Essex Group” refers to Essex Group, Inc., a wholly owned subsidiary of Essex International.

•       “Essex International” refers to Essex International Inc., a wholly owned subsidiary of Superior Essex Holding.

•       “Essex Nexans” refers to our 60% owned joint venture, Essex Nexans Europe S.A.S., and its subsidiaries.

•       “LME” refers to the London Metal Exchange, which operates the principal European copper futures and options trading market.

•       “Superior Essex Communications” refers to Superior Essex Communications LP.

•       “Superior Essex Holding” refers to Superior Essex Holding Corp., a wholly owned subsidiary of Superior Essex  and the sole limited partner of Superior Essex Communications.

•       “Superior TeleCom,” unless the context otherwise requires, refers to Superior TeleCom Inc. and its subsidiaries and the business carried on by them prior to November 10, 2003.

Industry and market data

Unless otherwise indicated, information contained in this Form 10-K concerning the wire and cable industry, our general expectations concerning the industry and its segments and our market position and market share within the industry and its segments are principally derived from management estimates. Such estimates are derived from third party sources as well as data from our internal research and assumptions made by us, based on such data and our knowledge of the industry which we believe to be reasonable. Our internal research has not been verified by any independent source. In addition, some similar information in this Form 10-K is based on data from various third party sources, including industry publications, government publications, reports by market research firms or other published independent sources. We have not independently verified any of such information and cannot assure you of its accuracy or completeness. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption “Risk factors” in this Form 10-K.

ITEM 1.                BUSINESS

General

We are one of the largest wire and cable manufacturers in the world. We manufacture a broad portfolio of wire and cable products with primary applications in the communications, magnet wire and related distribution markets. We are a leading manufacturer and supplier of copper and fiber optic communications wire and cable products to telephone companies, distributors and system integrators; a leading manufacturer and supplier of magnet wire and fabricated insulation products to major original equipment manufacturers (OEMs) for use in motors, transformers, generators and electrical controls; and

a distributor of magnet wire, insulation, and related products to smaller OEMs and motor repair facilities. We also convert copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. We operate 21 manufacturing facilities in North America, Europe and China and employ more than 4,000 people.

Financial information about our business segments and foreign operations is included in Note 17 to the accompanying audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

Organizational History

We were incorporated under Delaware law in 2003 to acquire and conduct the business formerly conducted by Superior TeleCom, pursuant to Superior TeleCom’s plan of reorganization as discussed below. Superior TeleCom was incorporated in July 1996 as a wholly owned subsidiary of The Alpine Group, Inc., or Alpine. In October 1996, Superior TeleCom completed an initial public offering of its common stock, as a result of which Alpine’s common stock ownership position in Superior TeleCom was reduced to approximately 50.1% and was further reduced to 48.9% at the time of Superior TeleCom’s bankruptcy filing.

On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Superior TeleCom continued to manage its properties and operate its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In accordance with a plan of reorganization confirmed by the Bankruptcy Court, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. The plan of reorganization provided for, among other things, the cancellation of all pre-bankruptcy senior debt, subordinated debt and outstanding shares of common stock of Superior TeleCom and the distribution to Superior TeleCom’s senior secured debt holders of (1) 16,500,000 shares of our common stock, representing 100% of our initial outstanding common stock, (2) 5,000,000 shares of preferred stock of Superior Essex Holding, and (3) $145 million principal amount of 9 ½ % senior secured notes issued jointly by Superior Essex Communications and Essex Group.

On December 11, 2002, Superior TeleCom sold certain assets and securities, including substantially all of the assets of Superior TeleCom’s electrical wire business, to a subsidiary of Alpine. A portion of the purchase price included the issuance to Superior TeleCom of a warrant, which we subsequently acquired pursuant to Superior TeleCom’s plan of reorganization. The warrant represented the right to purchase 19.9% of the common stock of Essex Electric Inc., an indirect subsidiary of Alpine formed to own and operate the electrical wire business. In January 2006, Alpine purchased all of our interest in Essex Electric, including the outstanding warrant, for a total cash price of $8.5 million.

Acquisitions and Dispositions

Since acquiring Superior TeleCom’s business in November 2003, we have completed a series of asset and other acquisitions in North America and Europe. With respect to our communications cable business, on June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. related to Belden’s  North American copper outside plant, or OSP, communications wire and cable business. Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration of $83.1 million.

In our North American magnet wire and distribution business, on September 7, 2004, Essex Group acquired substantially all inventory associated with Nexans’ U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The total purchase price for the acquisition was $11.6 million.

On October 21, 2005, we expanded our European magnet wire operations by acquiring Nexans’ magnet wire operations in Europe through formation of a joint venture, Essex Nexans, a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership. The joint venture shareholders agreement contains put and call provisions with respect to the 40% minority interest in Essex Nexans held by Nexans. We refer to this acquisition as the Essex Nexans transaction.

In January 2007, we announced the execution of two definitive agreements, one to acquire certain assets related to Nexans remaining North American magnet wire business in Simcoe, Canada and the other to acquire Nexans’ 80% ownership interest in a magnet wire facility located in Tianjin, China. Both of these transactions provide us with a significant market presence in the North American and Chinese markets for continuous transposed cable, or CTC. CTC is a rectangular magnet wire assembly used in transformer applications. The purchase price for the Canadian transaction is $17.6 million, subject to adjustment based on inventory values and the value of certain assumed liabilities. The purchase price for the 80% ownership interest in the Tianjin operations is €11.2 million ($14.7 million as of December 31, 2006), less 80% of the debt of the operation outstanding at closing.

See footnote 5 to the accompanying audited consolidated financial statements for more information regarding the completed acquisitions.

Business Segments

We divide our business operations into four business segments: communications cable, North American magnet wire and distribution, European magnet wire and distribution and copper rod.

Communications Cable

The communications cable segment of our business develops, manufactures and markets the following communications wire and cable products to telephone companies (both the regional Bell operating companies, or RBOCs, and independent telephone companies), cable television, or CATV, companies, distributors and system integrators:

•       Outside plant, or OSP, products include copper cable, fiber optic cable and composite cable used outdoors for voice and data transmission to carry telephone, internet, video on demand and other communication services to homes and offices; and

•       premises wire and cable products, including copper and fiber optic cables used within homes and buildings to provide connectivity for telecommunications networks, local area networks, or LANs, wide area networks, or WANs, and switching structures to connect various electronic switching and testing components.

OSP products

OSP product net sales were $666.9 million, $573.4 million and $447.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The majority of our OSP product sales relate to copper OSP products. We are the largest manufacturer of copper OSP communications wire and cable in North America, based on sales. At the end of 2006 we believe we had an approximate 65% share of the total North American copper OSP market. Copper wire and cable are the most widely used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by local exchange carriers, or LECs. The local loop is the segment of the telecommunications network that connects the customer’s premises to the nearest telephone company switching center or central office.

Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widening and bridges, which generally necessitate replacement of existing utilities including telephone cable, and the level of general maintenance and repair spending by the LECs, including repairs resulting from weather related damage. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business. The major telephone operating companies have experienced a decrease in access lines in the local loop for the past several years, including 2006, and this trend is expected to continue. Competitive alternatives to traditional telephone service, such as wireless and cable telephony, have had a negative impact on the demand for copper OSP wire and cable, and use of these alternatives is expected to increase. Additionally, the demand for copper OSP products is impacted by the extent to which the RBOCs and other telephone companies deploy fiber optic cable in their networks. Certain RBOCs have begun to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. See “Risk Factors—Other Risks Related to Our Business.”

Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a significant portion of all local loop lines and systems continues to be copper based. Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. High-speed and bandwidth intensive telecommunications services, such as integrated voice and data, digital subscriber lines, or DSL, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, “Voice over Internet Protocol” or VoIP, and other specialized bandwidth intensive applications, can now be provided over the copper based local loop network.

Our copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the “twisted pair,” a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Our copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene or polyvinyl chloride (“PVC”) jacket.

The fiber optic OSP cables we manufacture can be used in a variety of installations, such as aerial, buried and underground conduit, and can be configured with one to 1008 fibers. These cables are sold to our traditional customers, such as distributors and LECs (including the RBOCs), as well as CATV companies and campus network installers and operators.

We are a key supplier of copper OSP wire and cable to the RBOCs and Embarq Corporation (formerly Sprint Corporation). It is estimated that the RBOCs and Embarq comprise approximately 70% of the North American copper OSP market. The remaining North American market is comprised of more than 1,200 smaller independent telephone companies. For the years ended December 31, 2006, 2005 and 2004, a total of 66%, 67% and 63%, respectively, of our OSP product net sales were to the RBOCs and Embarq. We sell to the RBOCs and major independent telephone companies through a direct sales force.

The terms of our sales to the RBOCs and the independent telephone operating companies are generally established pursuant to multi-year supply arrangments. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2006, we had arrangements with two of the three RBOCs, AT&T and Verizon, and with Embarq, none of which arrangements expire in 2007. See “—Summary of Certain Customer Agreements.”

Premises products

Premises product net sales were $151.0 million, $105.3 million and $82.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Premises wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communications and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premises wire and cable products is dependent upon new office building and retail construction, technological upgrades of existing office building networks, building remodeling and residential construction.

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

Our current copper premises wire and cable product offerings include voice-grade cables and high performance data transmission cables (Category 6A, Category 6 and Category 5e) ranging in size from 2-pair to 2100-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) environments. Our fiber optic premises cables contain from one to 144 fibers and are used principally for data network backbone applications.

Our premises wire and cable products are sold primarily through major national distributors, international distributors, and smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets. The North American premises wire and cable market is fragmented, with more than 20 premises wire and cable manufacturers.

Magnet Wire and Distribution

Our magnet wire and distribution business currently consists of two operating segments; the North American magnet wire and distribution segment and the European magnet wire and distribution segment. The European magnet wire and distribution segment consists of Essex Nexans, our 60% owned joint venture formed in connection with our acquisition of Nexans’ European magnet wire and distribution business in October 2005.

Our magnet wire and distribution segments develop, manufacture and market magnet wire (also known as winding wire) and related products to OEMs. Magnet wire is enamel coated copper or aluminum wire that is wound into coils and used in electrical motors, controls, switches and other electronic devices. The principal end market applications include motors used in industrial, automotive and other applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications. We also distribute magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor/transformer repair facilities. Essex Nexans produces enamels used both for internal consumption and for sale to third parties. We market our products to large OEMs and through authorized distributors.

North American magnet wire and distribution

The North American magnet wire and distribution segment currently operates five magnet wire manufacturing plants and two electrical insulation fabricating plants in the U.S. and one combined facility in Torreon, Mexico. Our combined manufacturing facility in Torreon, Mexico is strategically located to service major OEM customers with Mexican manufacturing locations as well as to allow us to pursue new market opportunities in Mexico, Central America and South America. We also distribute insulation and other accessory products to customers in Mexico from this location.

In the fourth quarter of 2006 we completed construction of a wholly owned “Greenfield” facility near Shanghai in the New Suzhou district of China. The facility is currently producing product for the purpose of customer qualification and we expect to begin production for sale to customers in the first quarter of 2007. The initial production capacity is estimated at approximately 12 million pounds annually. We intend to expand the capacity of this facility to 20 to 24 million pounds annually by the end of 2007. We believe this facility will allow us to serve our major customers that have production facilities in China and enter the rapidly growing Chinese magnet wire market.

Magnet wire

The North American magnet wire and distribution segment’s sales of magnet wire were $875.2 million, $574.5 million and $430.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We are one of the leading suppliers of enameled copper and aluminum magnet wire in North America as measured by revenues and copper equivalent pounds sold. Our North American magnet wire business offers a comprehensive line of magnet wire products including over 2,000 types of magnet wire ranging in diameter from 4 gauge to 46 gauge. We also formulate and produce our own enamel coatings which we believe enhances our competitive position with respect to quality and cost of production.

The North American magnet wire and distribution segment’s largest OEM customers include, among many others, A.O. Smith, Cooper Industries, Delphi, Emerson Electric, Howard Industries, Regal-Beloit, Tecumseh and Visteon. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer’s total requirements awarded. See “—Summary of Certain Customer Agreements.” For the years ended December 31, 2006, 2005 and 2004, approximately 79%, 78% and 74%, respectively, of magnet wire volume shipped was pursuant to such supply arrangements. In 2006 two customers accounted for 19% and 12% of our total North American sales of magnet wire. In 2005 two customers accounted for 13% and 12% of our total North American sales of magnet wire. In 2004 one customer accounted for 15% of our total North American sales of magnet wire.

Essex Brownell distribution and accessory products

Within our North American magnet wire and distribution segment, we operate Essex Brownell, one of the largest national distributors for magnet wire and related products. Our Essex Brownell distribution operation provides a single source for motor/transformer repair businesses and OEMs to purchase all of their magnet wire, insulation and related accessory product needs. We also manufacture various fabricated insulation products that are primarily marketed and distributed by Essex Brownell. The Essex Brownell distribution operation includes a sales force that covers North America, supported by strategically located distribution centers and warehouse locations. In addition to internally produced magnet wire and insulation products, Essex Brownell distributes products from more than 100 third party suppliers. We believe Essex Brownell provides us with a distinct competitive advantage, as we are the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products.

European magnet wire and distribution

Our European magnet wire and distribution segment consists of our Essex Nexans joint venture, and for periods prior to the formation of the joint venture on October 21, 2005, our U.K. magnet wire and distribution business. Essex Nexans produces magnet wire in six production facilities in France, Germany, the U.K. and Portugal and produces enamels in one production facility in France. Essex Nexans is a leading producer in the European magnet wire market. As described below, Essex Nexans also operates a distribution business in France and the U.K. and produces enamels for internal consumption in the production of magnet wire and for sale to third parties.

Essex Nexans net sales totaled $647.0 million in 2006 and $105.8 million in 2005, which includes the operations of the acquired Nexans European magnet wire and enamel business beginning October 21, 2005. Net sales for our European magnet wire and distribution segment for periods prior to October 21, 2005 consist of sales attributable to our U.K. magnet wire business prior to the formation of Essex Nexans. On a pro forma basis, assuming the formation of the joint venture and the acquisition of Nexans’ European magnet wire business had occurred on January 1, 2005, Essex Nexans net sales would have totaled $413 million for 2005.

Magnet wire

The European magnet wire market is fragmented with more than 20 competitors that compete aggressively on price due in part to industry overcapacity.

Essex Nexans manufactures a range of magnet wire products to meet a wide variety of customer applications in the European market. These include standard round wire products in a wide range of sizes, along with specialty products such as rectangular strips, including enameled, paper wrapped, glass sealed and CTC, and self-bonding and self-lubricating wires. Essex Nexans serves all major European magnet wire end use customer segments, including automotive, appliances, pumps, multimedia, lighting, motors, and transformers.

Essex Nexans’ largest magnet wire customers include, among many others, Danfoss, Emerson Electric, Grundfos, Valeo and Wilo. Sales to these customers are typically pursuant to annual or multi-year supply agreements with a percentage of each customer’s total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. See “—Summary of Certain Customer Agreements.” Two customers accounted for 15% and 12%, respectively, of the European magnet wire and distribution segment’s net sales for the year ended December 31, 2006. During 2005 no customer accounted for more than 10% of sales for the European magnet wire and distribution segment.

Essex Nexans has entered into agreements with Nexans regarding the supply of copper rod and pre-drawn copper wire. Under the agreements, Nexans is the exclusive supplier of copper rod in France and is the supplier for a substantial majority of Essex Nexans copper rod needs in Germany. Nexans is also the exclusive supplier of pre-drawn copper wire in France and Germany and for 30% of Essex Nexans’ pre-drawn copper wire requirements in Portugal. See “—Raw Materials and Manufacturing—Copper” below.

Distribution

In the U.K. and France, Essex Nexans distributes magnet wire to smaller customers through its distribution businesses. These customers generally require smaller quantities of wire than larger OEMs, delivered immediately or on next day service. The customer base consists of small OEMs manufacturing small motors and generators, site and distribution transformers and electro-mechanical devices, along with motor, generator and transformer repair shops, serving industrial, commercial and marine sectors of the market.

Enamels

Essex Nexans produces enamels in its Meyzieu, France production facility and is one of the leading magnet wire enamel producers in Europe. The facility includes a computerized production system which we believe allows it to meet the most stringent quality and consistency requirements. Essex Nexans markets its magnet wire enamel products world-wide through a sales network located close to magnet wire manufacturers.

Copper Rod

Through our copper rod business segment, which generated $443.8 million, $294.8 million and $282.8 million of net sales for the years ended December 31, 2006, 2005 and 2004, respectively, we manufacture continuous-cast copper rod, which is the basic raw material used in the copper wire and cable industry. We maintain three North American copper rod continuous casting units in two facilities to convert copper cathode into copper rod. The units are located near certain of our major North American magnet wire manufacturing plants. Copper rod segment sales consist of external sales of processed copper rod that is not used for internal production. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions. Approximately 58% of our 2006 copper rod production was used for internal consumption, primarily by our North American magnet wire and distribution segment. We sell the remaining copper rod to third parties for various wire and cable applications. We source our remaining internal need for copper rod from third party producers.

Our customer base for our copper rod segment is highly concentrated among a limited number of large customers. In particular, our largest copper rod segment customer accounted for 45%, 45% and 36% of the copper rod segment’s net sales for the years ended December 31, 2006, 2005 and 2004, respectively. See “Risk Factors—Other Risks Related to Our Business.”

In connection with the previously discussed electrical wire sale to Alpine, Superior TeleCom entered into an agreement with Essex Electric whereby Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod through December 2004. In November 2003, this agreement was replaced by a new agreement between Superior Essex and Essex Electric and we continued to sell copper rod to Essex Electric through January 2006. In 2006, Essex Electric was acquired by another copper rod producer and is no longer purchasing copper rod from us. Sales of copper rod to Essex Electric for the years ended December 31, 2006, 2005 and 2004 accounted for 2%, 31% and 31%, respectively, of our copper rod segment sales.

The market for copper rod is highly competitive with only a few major producers, including ourselves. Our ability to supply our own copper rod requirements allows us to control the quality and consistency of a substantial portion of the primary raw material for our magnet wire business and also leads to cost savings versus buying all of our copper rod requirements from third parties.

Summary of Certain Customer Agreements

A majority of sales of our products are pursuant to customer arrangements which generally provide for adjustments in pricing to take into account changes in the price of copper and frequently, other raw materials.

Communications cable segment

In our communications cable business, we generally enter into two to five year supply agreements with the RBOCs and other large independent telephone companies. Customarily, these agreements set forth the terms for purchases, if made, but do not require the customer to commit to a particular volume of purchases. The majority of our communications revenues are derived from arrangements with the RBOCs and other large independent telephone companies. Under these arrangements, the price of the copper component of the products purchased during a calendar quarter is established during a prior three-month period. The copper component of the purchase price during a calendar quarter is the average daily COMEX price for copper during the three-month period ending one month before the end of the prior calendar quarter. Some contracts provide that the copper component of the purchase price during one month will be based on the average daily COMEX price for copper for a portion of the prior month. As a result of these pricing arrangements, the price of the copper component of our product billed to customers may be different than the current cost of copper at the time of sale. To minimize the impact of this difference, we forward price copper purchases with our suppliers based on forecasted demand. See “Risk Factors—Risks to Our Business Related to Copper.”

In addition to these adjustments for copper, such communications cable agreements generally provide escalators for the cost of other key raw materials used in the manufacture of our communications products, which may be in the form of an index or tied to specified raw material cost increases.

Pricing for communications cable products sold to distributors and non-contract customers is generally established based on the price of the product on the date of order. In the past, we have based the copper component of the sales price on the prior month’s average daily COMEX price. However, circumstances such as the current copper markets have warranted more timely changes to the price of our communications products sold to distributors and non-contract customers. As a result, pricing for these products is currently being changed more frequently.

Magnet wire and distribution segments

In our North American magnet wire and distribution business, we generally enter into multi-year agreements with large OEMs. These agreements set forth the terms for purchase of magnet wire and, though they do not generally require the customer to purchase specific quantities, they may require the customer to purchase all or a specified portion of their requirements from us. The price of copper magnet wire generally has two components—a copper price component and a conversion component. The copper price is established as described below. The conversion component is generally fixed for the term of the agreement. Under these agreements, qualified customers may fix the copper price component of future purchases of magnet wire from us, in which case the commitments are generally non-cancelable. We forward price copper purchases or utilize COMEX fixed price futures contracts to match the cost of copper purchased to the price of these forward purchase commitments. See “Risk Factors—Risks to Our Business Related to Copper.” If these customers do not elect to forward price the copper component, the copper price is either the COMEX copper spot price, the current month’s average COMEX copper price or the prior month’s average COMEX copper price at the time of shipment. Similar agreements exist for sales of aluminum-based magnet wire.

Many of these agreements generally provide that prices are subject to review for adjustment in the event of abnormal and significant increases in non-metal material costs required to manufacture and provide magnet wire.

In our distribution business in North America, the copper price of magnet wire is either the COMEX copper spot price at the time of shipment or the average COMEX copper price for the month prior to shipment.

In our European magnet wire business, our magnet wire pricing has two components—a copper price component and a conversion component. There are several pricing options available to qualified customers with respect to the copper price component. Customers may fix the copper price component of future purchases of magnet wire. In addition, customers may elect to have the copper price component of future purchases of magnet wire based on the current, or the prior month’s, average LME copper price at the time of shipment, or on the LME copper price on a particular day during the shipment month. In order to use certain of these options, the customer must make an election prior to the first day of the month that determines the price and specify the volume of magnet wire subject to such pricing election. These customer pricing elections are generally non-cancelable and we forward price copper purchases or utilize LME futures contracts to match these elections. See “Risk Factors—Risks to Our Business Related to Copper.” The copper price component of all other shipments is based upon the LME spot price on the date of shipment.

Copper rod segment

In our copper rod segment, customers generally enter into an annual agreement for expected delivered quantities at a selling price that includes the copper component plus a premium for recovery of our costs to convert copper cathode to copper rod. The copper component is priced at the average COMEX spot price for the month of shipment or arrival.

Raw Materials and Manufacturing

The principal raw materials used in the manufacture of our communications cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride (“PVC”). The principal raw materials we use in the manufacture of magnet wire are copper, aluminum and various chemical compounds used in the production of enamels. Additionally, natural gas is a key energy source used in the manufacture of magnet wire.

Copper

Copper rod is the most significant raw material used in our manufacturing process. Copper is a commodity and is therefore subject to price volatility. See “—Risks to Our Business Related to Copper” below.

As discussed above, we maintain three North American copper rod continuous casting units strategically located in proximity to certain of our North American magnet wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is utilized primarily in our North American magnet wire manufacturing operations or sold to third parties.

In North America we purchase copper cathode and, to the extent not provided internally, copper rod from select copper producers. Generally, such copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and provide for purchase of a fixed amount of copper cathode or rod during the year. The price of copper cathode and copper rod generally has two components—a copper price component and a premium to cover profit, freight and, in the case of copper rod, conversion. Under these agreements, the cost of the copper component is based upon one of three pricing methods: 1) a forward fixed-price copper contract; 2) the average monthly COMEX copper price in the month of physical receipt by us; or 3) the average monthly COMEX copper price at time of supplier shipment.

Essex Nexans has entered into an agreement with Nexans regarding the supply of copper rod. Under the terms of the agreement, Essex Nexans agrees annually to purchase a monthly volume of copper rod at fixed conversion costs, which are subject to annual adjustment, plus the cost of copper. Under the agreement, Nexans is the exclusive supplier of copper rod in France and is the supplier for a substantial majority of Essex Nexans’ copper rod needs in Germany. The agreement expires on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice.

The manufacturing process for magnet wire involves several steps beginning with drawing down copper rod and bare wire into smaller diameters through various process steps until the finished size and shape is achieved. The initial break down of copper rod into intermediate sized wire for the Essex Nexans’

facilities in France and in one of its German facilities is provided through an agreement with Nexans for the purchase of pre-drawn copper wire. The pre-drawn wire is then drawn down to its final shape or size, and insulating enamel or other material is applied by Essex Nexans to create the finished product. Under the terms of the agreement with Nexans, Essex Nexans agrees to purchase substantially all of its pre-drawn copper wire requirements from Nexans at fixed conversion costs, which may be adjusted annually for certain Nexans cost increases, plus the cost of copper. Under the agreement, Nexans is the exclusive supplier for Essex Nexans’ pre-drawn wire requirements in France and Germany and for 30% of Essex Nexans’ pre-drawn wire requirements in Portugal. The agreement expires on December 31, 2008 with automatic one year renewals unless cancelled by either party upon twelve months prior notice.

Historically, we have had adequate supplies of copper available from producers and merchants, both foreign and domestic. We have historically purchased the majority of our copper requirements from producers and have accessed COMEX warehouse supplies only on a limited basis. Although we have not experienced any material shortages during the current or recent years that have had a material impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper cathode and copper rod to meet our future production needs. Furthermore, supply shortages or disruptions may cause us to procure our copper rod from less cost effective sources and may have a negative impact on our margins.

Other raw material and costs

Other raw materials that we use in the manufacture of our communications cable products include aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and PVC. Other raw materials used in our magnet wire and distribution segments consist primarily of aluminum and various chemical compounds used in the production of enamels. Additionally, natural gas is a key energy source used in the manufacture of magnet wire and copper rod. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on natural gas supply and on raw material producers located in the region and those which rely on oil and gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant price increases. The increased cost of oil has resulted in increased production and freight costs and periodic shortages in the availability of shipping resources. The markets for these key raw materials and resources, as well as certain chemicals used in producing enamels, are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

Seasonality

We have historically experienced seasonal fluctuations in our revenues, operating income and net income. Our sales volumes are generally lower in our fourth and first fiscal quarters due primarily to cold weather related reduction in demand in our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segments. Additionally, sales volumes in Europe are generally lower in the third quarter reflecting the summer holiday period. See “Risk Factors—Other Risks Related to Our Business.”

Export Sales

Export sales from the U.S. during the years ended December 31, 2006, 2005 and 2004 were $353.9 million, $209.2 million and $146.8 million, respectively. Our primary markets for export sales are Latin America and Canada.

Backlog and Returns

Backlog in the communications cable segment typically consists of two to three weeks of sales depending on seasonal and overall industry demand issues. Our other product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate. Historically, sales returns have not had a material adverse effect on results of operations.

Competition

The market for wire and cable products and copper rod is highly competitive. Each of our businesses competes with at least one major competitor. However, due to the diversity of our product lines as a whole, no major single competitor competes with us across the entire spectrum of our product lines.

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

Research and Development

We operate research and development facilities in Kennesaw, Georgia and Fort Wayne, Indiana. The Kennesaw facility’s efforts primarily address the needs of the communications cable segment’s premises product lines and fiber optic cable development. At the Fort Wayne facility, our metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process. Essex Nexans conducts research and development activities at its Chauny and Meyzieu facilities primarily related to the development and processing of enamels. Aggregate research and development expenses during the years ended December 31, 2006, 2005 and 2004 amounted to $5.5 million, $4.6 million and $3.9 million, respectively.

Although we hold certain trademarks, licenses and patents, none is considered to be material to our business.

Employees

As of December 31, 2006, we employed approximately 4,100 employees, including employees of Essex Nexans. Approximately 630 of our U.S. employees are represented by unions, all of which work in our North American magnet wire and distribution and copper rod segments. U.S. collective bargaining agreements expire at various times through 2009. We consider relations with our employees to be satisfactory.

Environmental Matters

We are subject to federal, foreign, state and local environmental laws and regulations in each of the jurisdictions in which we own or operate facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. We do not believe that compliance with environmental laws and regulations will have a material effect on our capital expenditures, net income or competitive position.

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts with respect to environmental matters that we believe were adequate at December 31, 2006. These accruals are not material to our operations or financial position and we do not currently anticipate material capital expenditures for environmental control facilities.

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

In Part III of this Form 10-K, we incorporate by reference certain information from our Proxy Statement for our 2007 Annual Meeting of Shareowners. We expect to file that Proxy Statement with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2006, and we will promptly make it available on our website. Please refer to the Proxy Statement when it is available.

ITEM 1A.        RISK FACTORS

Certain expectations and projections regarding our future performance referenced in this Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website are forward-looking statements. Senior officers also may make verbal statements to analysts, investors, regulators the media and others that are forward-looking. Forward-looking statements involve matters that are not historical facts, such as statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere regarding our future operations, prospects, product demand, strategies, investments, financial condition (including liquidity and capital resources), economic performance (including growth and earnings), benefits expected as a result of our projected growth, and industry conditions. We have tried, whenever possible, to identify these statements using words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “indicate,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” target,” “will,” “would,” and similar expressions.

You are cautioned not to place undue reliance on our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are based on currently available competitive, financial and economic data, our current expectations and assumptions, and our operating plans. While we believe that our expectations for the future are reasonable in view of the currently available information, our expectations are subject to future events, risks and inherent uncertainties, as well as potentially inaccurate expectations and assumptions, and there are numerous factors—many beyond our control—that could cause results to differ significantly from our expectations. Such events, risks and uncertainties include, but are not limited to, those set forth below and in the other documents that we file with the SEC. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this Form 10-K, generally because we do not perceive them to be material, that could cause results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made, and we do not undertake any obligation to update these statements to reflect subsequent circumstances or events except as required by federal securities laws. You are advised, however, to review any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the SEC.

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

Risks to Our Business Related to Copper

Copper is the primary raw material we use in the manufacture of our products. In 2006, we purchased over 650 million pounds of copper. A majority of our sales are pursuant to customer arrangements which provide for adjustments in pricing to take into account changes in the cost of copper. See “Business—Summary of Certain Customer Agreements.” Over the past three years the spot price of copper has escalated rapidly and has been subject to significant volatility. The average daily, high and low COMEX and LME spot prices per pound of copper for the periods indicated are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
COMEX:
Average	$3.10	$1.68	$1.29
High	4.08	2.28	1.54
Low	2.13	1.39	1.06
LME:
Average	3.05	1.67	1.30
High	3.99	2.11	1.49
Low	2.06	1.39	1.06

Increases, decreases and fluctuations in copper prices may have material adverse effects on our business, including those described below:

We may be unable to adequately hedge risks related to volatility, including declines, in copper pricing, which may have a material adverse effect on our business.

Approximately half of our 2006 communications cable segment sales were to telecommunications company customers pursuant to multi-year agreements under which the price of the copper component of our communications cable products is fixed for each quarter based on a preceding quarterly average of copper prices, as described above under “Business—Summary of Certain Customer Agreements.” As a result, the price of the copper component of our product billed to customers may be different than the current price of copper at the time of sale and we may not be able to match the price billed with the copper cost component of the inventory shipped. To minimize this risk, we forward price copper purchases with our suppliers based on forecasted demand. Volatility in the price of copper, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, if copper prices decline rapidly, actual demand may be less than forecasted demand as customers may reduce or delay purchases in anticipation of future contractual sales price reductions. As a result, the cost of inventory, including the cost of copper acquired under forward purchase agreements, may exceed the current or expected selling price of the product and may result in reduced profitability or even operating losses. In addition, rapid increases in copper prices can impact operating results in the short term if actual demand exceeds forecasted demand because customers may accelerate orders in advance of expected future contractual sales price increases to take advantage of existing copper prices. In this case, we may have to utilize higher cost inventory or purchase copper at current prices to fulfill orders priced at lower prior period copper prices which may result in reduced profitability or operating losses. While we did not experience a material negative impact from this situation in 2005 and 2006, our results in the second quarter of 2004 were negatively impacted due to accelerated orders by some communications cable customers in the first quarter of 2004 in anticipation of future contractual price adjustments related to increased copper costs.

Certain of our North American and European magnet wire business customers frequently fix the copper cost component of future committed purchases. See “Business—Summary of Certain Customer Agreements.” We forward price copper purchases or utilize COMEX or LME fixed price futures contracts to minimize the commodity price risk associated with these sales. If copper prices decline rapidly, the risk that our customers may delay or default on their committed purchases may increase. As a result we may incur losses on our COMEX or LME futures contracts or be required to take delivery of copper inventory at prices in excess of then-current copper prices.

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

As our product prices increase due to rises in copper prices, customers, particularly in our communications cable business, may more quickly exceed their capital budgets for a particular period and reduce the funds available for the purchase of our products. We believe our communications cable segment sales were adversely impacted in the fourth quarter of 2006 due to budgetary constraints caused by high copper prices. Additionally, as pricing for our copper-based products increases, alternative products, such as fiber optic cable in our communications business and aluminum in our magnet wire business, may become more price competitive with our copper-based products and demand for such products may be materially adversely affected as described below under “—Other Risks Relating to Our Business.”

Increases in copper prices will increase our need for working capital.

As the price of copper increases, our working capital requirements increase. We estimate that each $1 change in the cost of copper has a $70 million impact on our working capital. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be materially adversely affected. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources” below.

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

Foreign economies have been consuming an increasing proportion of worldwide copper production. This and other macro-economic factors, together with labor and other business interruptions experienced by certain copper suppliers, have contributed to periodic shortages of supply of copper, and such shortages may increase in the future. Furthermore, there are a limited number of copper suppliers. If we are unable to maintain good relations with our copper suppliers or if there are any business interruptions at our copper suppliers, we may not have access to a sufficient supply of copper. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs and customer demand, which could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our copper rod from less cost effective sources and may have a material adverse effect on our business, revenues and results of operations.

Other Risks Related to Our Business

Our net sales, net income and growth depend largely on the economies in the geographic markets that we serve, and any significant weakening in one or more of these markets could reduce the demand for our products.

Many of our customers use our products as components in their own products, systems or networks or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general business, economic and industry conditions, including how much our customers and end-users spend on new construction, maintaining or reconfiguring their communications network, information technology, motors, automobiles and automotive components, appliances and power transmission and distribution infrastructures. If the U.S., European or other economies were to weaken, many companies could significantly reduce their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures could slow considerably. Additionally, reductions in residential or commercial construction could have an adverse effect on demand for motors used in appliance and heating, ventilation and cooling (“HVAC”) systems. This could cause a material adverse effect on our business, revenues and results of operations.

The increased use of fiber optic cable in the “local loop” may reduce the market for copper OSP products.

Through our communications cable segment, we are the largest supplier, based on sales, of copper OSP cables used by the RBOCs and other telephone companies in the local loop portion of the telecommunications infrastructure. Copper OSP is the communications cable segment’s largest product group. However, fiber optic cable, which provides improved bandwidth and transmission speeds as compared to copper cable, has been increasingly deployed in the local exchange network over the past several years. Certain RBOCs have and are continuing to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. Further increases in the rate of fiber optic replacement could significantly decrease the demand for our copper OSP cable. This decrease could result in a significant decline in sales of copper OSP cable, which would adversely impact our business, revenues and results of operations.

Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive.

Technological developments could have a material adverse effect on our business. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper communications systems and may have a material adverse effect on our business. The superior technological characteristics of fiber optic cable have caused companies increasingly to deploy it in the local loop. Also, competitive alternatives to traditional telephone service, such as wireless and cable telephony and VoIP services, have had a negative impact on the demand for copper OSP wire and cable, and use of these alternatives is expected to increase. Although we sell fiber optic cable and components and cable that is used in certain wireless applications, if fiber optic systems or wireless technology were to significantly erode the markets for copper-based communications systems, our sales of fiber optic cable and products for wireless applications would likely not be sufficient to offset any decrease in sales or profitability of other products that may occur.

Continued or accelerated declines in access lines and spending reductions by the telephone industry could adversely affect our business.

Our largest customers for the communications cable segment are the RBOCs and major independent telephone operating or holding companies. Approximately 67%, 68% and 66%, respectively, of the 2006, 2005 and 2004 sales of our communications cable segment are attributable to these customers. Competitive alternatives, such as wireless and cable telephony, digital subscriber lines or “DSL”, VoIP services and cable modems have resulted in a loss of access lines and subscribers by the major telephone operating companies. Furthermore, the demand for access lines is impacted by new housing starts. A continued or accelerated decline in access lines resulting from these factors could result in reductions in capital spending by the telephone industry and in the demand for our communications cable products which would adversely impact our business, revenues and results of operations.

Our inability to maintain our relationships with key customers and distributors could have a material adverse affect on our business.

Our businesses are highly competitive. If we are unable to maintain our relationships with key customers and distributors, we may lose sales, particularly as existing contracts expire or are re-bid. Losses of sales under existing customer contracts, if not replaced by expanding other existing relationships or new relationships, could have a material adverse affect on our business.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.

The telecommunications industry has experienced significant consolidation. Consolidation may impact our business as our customers focus on integrating their operations. In certain instances, customers engaged in integrating large-scale acquisitions have scaled back their purchases of communications segment products while the integration is ongoing.  After a consolidation occurs, there can be no assurance that we will continue to supply equipment to the surviving company. Further, continued consolidation can provide customers with greater purchasing power and negotiating leverage. The impact on our business of significant mergers impacting our customers is likely to be unclear until sometime after such transactions have closed.

Migration of magnet wire demand to China may adversely affect our business.

Our business may suffer due to the migration of magnet wire demand to China. Our magnet wire and distribution segments’ principal product is magnet wire, which is used primarily in motors for industrial, automotive, appliance and other applications. We currently service the North American and European markets, with limited sales elsewhere. Several of our major magnet wire customers have shifted, or have plans to shift, certain levels of product manufacturing to China. While we recently completed construction of a magnet wire manufacturing facility in China, there can be no assurance that we will be able to successfully compete in China and /or offset any loss of business that may result from declining demand for our products in North America and Europe due to this shift of customer requirements to China.

We may not be able to operate or expand our recently constructed China magnet wire manufacturing facility successfully, which may adversely affect our business.

We recently completed initial construction and commenced operation of a wholly-owned “Greenfield” manufacturing facility in China to produce magnet wire for sale to customers with China-based operations. We currently expect to expand the facility in 2007 to add capacity. We face all the risks inherent in operating and expanding a new facility in a new market, particularly in an emerging market like China where we have not previously operated a manufacturing facility, including such risks as those arising from:

•       unexpected legal, regulatory or governmental requirements or approvals;

•       operating in a market with a less developed supply chain, transportation and distribution infrastructure;

•       unfavorable political or economic factors;

•       our ability to effectively compete in an emerging market;

•       difficulties in recruiting and retaining personnel; and

•       managing international operations.

There can be no assurance that we will be successful in operating or expanding the production facilities in China.

Fluctuations in the supply of certain non-copper raw materials and energy could harm our business.

In addition to copper, raw materials we use in the manufacture of our products include aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride, and various chemicals and chemical compounds used in the production of enamels. The natural disasters that hit the Gulf Coast region of the United States in 2005 had a significant effect on raw material producers located in the region or those which rely on oil and natural gas or raw materials produced in the region. In 2005 certain of our raw material suppliers declared force majeure and instituted significant surcharges for energy and other costs. The increased cost of oil has resulted in increased production and freight costs and periodic shortages in the availability of shipping resources. The markets for these key raw materials and resources are extremely tight and are forecasted to remain so for the near term. There can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs or that we can increase prices for our products in amounts sufficient to offset increases in the costs of raw materials, energy and freight.

Our inability to compete with other manufacturers in the wire and cable industry could harm our business.

The market for wire and cable products is highly competitive. Each of our businesses competes with at least one major competitor. Many of our products are made to industry specifications and, therefore, may be interchangeable with competitors’ products. We are subject to competition on the basis of price, delivery time, customer service and our ability to meet specialty needs. Some of our competitors are larger and may have greater resources, financial and otherwise, than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could adversely affect our business, revenues and results of operations.

Our customer base in our communications cable and copper rod segments is highly concentrated, and a loss of a major customer could substantially impact the financial performance of these segments.

Our customer base for our communications cable and copper rod segments is highly concentrated, and, therefore, a limited number of customers account for a significant percentage of our net sales in any year in those segments. The loss of or reduced demand for products or related services from these customers could have a material adverse effect on our business, revenues and results of operations.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

Our outstanding debt as of December 31, 2006 was $324.0 million. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our indebtedness could have important consequences to holders of our common stock. For example, it could:

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures, research and development efforts and other general corporate purposes;

•       increase the amount of interest expense that we have to pay, because we increase the principal amount or because some of our borrowings (approximately $39.5 million outstanding as of December 31, 2006) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

Our operations depend on the availability and cost of working capital financing and may be adversely affected by any shortage or increased cost of such financing. Our senior secured revolving credit facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and a cross default to our other indebtedness. In addition, if we require working capital greater than that provided by our senior secured revolving credit facility, we may be required either to (1) seek to increase the availability under the senior secured revolving credit facility, (2) obtain other sources of financing or (3) reduce our operations. There can be no assurance that any amendment of our senior secured revolving credit facility or replacement financing would be available on terms that are favorable or acceptable to us. Moreover, there can be no assurance that we will be able to obtain a new credit facility with acceptable terms upon expiration of our senior secured revolving credit facility.

We may be unable to raise additional capital to meet capital expenditure needs if our operations do not generate sufficient funds to do so.

Our business is expected to have continuing capital expenditure needs. While we anticipate that our operations will generate sufficient funds to meet our capital expenditure needs for the foreseeable future, our ability to gain access to additional capital, if needed, cannot be assured. If we are unable to obtain additional capital on acceptable terms, our business, revenues and results of operations could be adversely affected.

Declining returns in the investment portfolio of our defined benefit plans may require us to increase cash contributions to the plans.

Funding for the defined benefit pension plans we sponsor is based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. Benefit accruals under our defined benefit pension plans for salaried employees and for eligible employees who are not included in a unit of employees covered by a collective bargaining agreement were frozen as of January 22, 2004. Due to declining returns in the investment portfolio of our U.S. defined benefit pension plans in prior years, our funded U.S. defined benefit plans were underfunded as of December 31, 2006 by approximately $23.5 million, based on the actuarial methods and assumptions utilized for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 87. Our required cash contributions for 2007 are expected to be approximately $8.3 million. In the event that actual returns differ negatively from the actuarial assumptions, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

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

Approximately 20% of our U.S. employees are represented by various labor unions, all of which work in our North American magnet wire and distribution and copper rod segments. Labor agreements covering approximately 9% of our U.S. employees (18% of our North American magnet wire and distribution and copper rod employees) expire during 2007. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could adversely affect our ability to deliver certain products and results of operations.

The designation of Essex Nexans as an unrestricted subsidiary under our 9% note indenture and exclusion of Essex Nexans as a subsidiary under our credit agreement may have an adverse impact on our operations.

In order to assure continued compliance with the indenture governing our 9% senior notes, we have designated Essex Nexans as an “unrestricted subsidiary” under that indenture, meaning that Essex Nexans is not subject to many of the covenants under that indenture. In addition, Essex Nexans is not considered a “subsidiary” subject to the restrictions under our credit facility. As a result, we and Essex Nexans must operate as separate business entities, which can have a number of implications, including the following:

•       We cannot fully integrate the operations of Essex Nexans with that of Superior Essex Inc. and our other subsidiaries, and as a result, the costs of operating Essex Nexans may be higher and the expected operational synergies may not be sustainable.

•       If Essex Nexans were to require additional capital, we could contribute capital only if we could meet the tests for restricted payments or permitted investments under our indenture and our senior secured revolving credit facility. Thus, Essex Nexans may be entirely reliant on its own sources of working capital to fund its operations, which may limit its ability to pursue strategic growth opportunities, including acquisitions.

•       If availability under our credit facility falls below specified levels, borrowings under our credit facility will not be available to fund the operation of Essex Nexans, and generally speaking we are not able to guarantee its debt. As a result, Essex Nexans may have to rely on its own credit, which could increase our consolidated borrowing costs and could otherwise adversely affect our business and results of operations.

•       In the event contributions are needed to fund losses at Essex Nexans, any payments we make could deplete our restricted payments and permitted investment capacity under our indenture and senior secured revolving credit facility, preventing those sources from being available for other uses.

•       Essex Nexans is under no obligation to make distributions to us.

•       Despite the separation of the operations, if Essex Nexans is not successful, it could have a material adverse effect on the perception of Superior Essex Inc. and our North American magnet wire business and its prospects in the eyes of customers, employees, suppliers, creditors and vendors.

Essex Nexans’ dependence on its continuing relationship with Nexans may expose Essex Nexans to additional risks to its operations.

Essex Nexans has a number of continuing relationships with Nexans, including exclusive arrangements for the purchase of Essex Nexans’ pre-drawn wire needs through 2008, exclusive arrangements for the purchase of copper rod in France and a significant majority of its copper rod needs in Germany through 2008, leases of manufacturing facilities in shared locations with Nexans at Chauny and Bramsche and research and development services. If Nexans does not provide these goods and services, Essex Nexans may be required to obtain these goods and services from other sources or internally develop the capability to provide these goods and services. We may be unable to obtain or provide such goods and services at the same or similar costs and terms as those provided by Nexans, and the Essex Nexans business, revenues and results of operations could be adversely affected.

In addition, Essex Nexans has a factoring agreement with a third-party financial institution pursuant to which Essex Nexans may assign eligible accounts to the factoring institution in exchange for advances on the anticipated customer collections on the assigned receivables. The factoring agreement provides that the financing party can terminate the arrangement if Nexans’ equity interest in Essex Nexans falls below established thresholds. If the factoring agreement were terminated, we may be unable to gain access to additional financing on favorable terms and the Essex Nexans business, revenues and results of operations could be adversely affected.

Consent of Nexans may be required for certain actions we believe are necessary or desirable for us and/or Essex Nexans, including transactions with us which represent a conflict transaction under French law, an increase or reduction in capital of Essex Nexans, certain sales or dispositions of Essex Nexans production assets to us, a merger of Essex Nexans or joint ventures or strategic alliances in which Essex Nexans is not the controlling entity. If consent is withheld, we may be unable to pursue strategies we believe to be in our best interests.

Our revenues, operating income and net income are subject to quarterly and seasonal fluctuations due to the seasonal nature of our business, which makes it more difficult for investors and analysts to make meaningful comparisons of our interim quarterly results.

We experience seasonal fluctuations in our net sales, operating income and net income during the year due to the following factors:

•       seasonal reductions in demand by our communications cable segment customers during the first and fourth quarters due to the cold weather seasons in North America;

•       fourth quarter holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segments; and

•       seasonal decrease in sales volumes in Europe during the third quarter summer holiday season, which impacts our European magnet wire and distribution segment.

Due to the seasonal nature of our business, our interim financial results are typically not indicative of results for the entire fiscal year.

Risks Relating to Our Common Stock

We cannot assure you as to the market price for our common stock.

Our common stock is listed on the Nasdaq Global Market under the trading symbol SPSX. The market price of our common stock will be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, conditions in the economy in general or in the wire and cable industry in particular, copper commodity prices and other factors beyond our control. No assurance can be given as to the market price for our common stock.

Our operating results can fluctuate significantly from period to period.  If we miss financial expectations, our stock price could decline.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our operating results in some periods may be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly earnings may be caused by many factors, including without limitation:

•       the volume and timing of orders from and shipments to our customers;

•       customer inventories;

•       work stoppages, raw material shortages and other developments affecting the operations of our customers;

•       market acceptance of new and enhanced versions of our products and services;

•       variations in the mix of products and services we sell; and

•       the location and utilization of our production capacity and employees.

Our dividend policies and other restrictions on the payment of dividends may prevent the payment of dividends for the foreseeable future.

We do not anticipate paying any dividends on our common stock for the foreseeable future. In addition, covenants in our debt instruments restrict our ability to pay cash dividends and may prohibit the payment of non-cash dividends and certain other payments.

Provisions of our certificate of incorporation and bylaws could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions of our certificate of incorporation and bylaws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of preferred stock and limiting the ability of stockholders to nominate directors, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We conduct our principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications Cable
OSP/Premises	Brownwood, Texas	415,000	Leased (expires 2018)
	Chester, South Carolina	223,000	Owned
	Hoisington, Kansas	276,000	Owned
	Tarboro, North Carolina	284,000	Owned
Magnet Wire and Distribution:
North America:
Magnet Wire	Fort Wayne, Indiana	181,000	Owned
	Franklin, Indiana(a)	35,000	Owned
	Franklin, Tennessee	289,000	Leased (expires 2008)
	Kendallville, Indiana	88,000	Owned
	Torreon, Mexico	317,000	Owned
	Vincennes, Indiana	242,000	Owned
	Suzhou, China(b)	235,000	Owned
Fabricated Insulation	Clifton Park, New York	22,000	Leased (expires 2008)
	Willowbrook, Illinois	60,000	Leased (expires 2016)
Europe:
Magnet Wire	Chauny, France(c)	342,000	Leased (expires 2009)
	Macon, France	458,000	Owned
	Arolsen, Germany	211,000	Owned
	Bramsche, Germany(d)	199,000	Owned
	Viana de Castelo, Portugal	375,000	Owned
	Huyton Quarry, U.K.	318,000	Owned
Enamels	Meyzieu, France	307,000	Owned
Copper Rod	Columbia City, Indiana	75,000	Owned
	Vincennes, Indiana	25,000	Owned

(a)           The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture with the Furukawa Electric Co., Ltd.,

Tokyo, Japan. Femco markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

(b)          Land for the Suzhou, China plant is leased under a 50-year land use rights agreement with a Chinese development authority.

(c)           The Chauny, France facility is owned by Nexans and leased to Essex Nexans. We have an option to purchase the property at the conclusion of the lease for a price of approximately $1.4 million.

(d)          Land for the Bramsche facility is leased under several long-term lease agreements which expire in 2047 through 2054.

In addition to the facilities described in the table above, we currently lease over 20 warehousing and distribution facilities throughout the United States, Canada, France and the United Kingdom to facilitate the sale and distribution of our products.

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

Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will be able to assert claims under applicable insurance coverage and other similar arrangements. We believe that Essex International’s liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon our business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Global Market under the trading symbol “SPSX.” The high and low bid prices for our common stock for the first, second, third and fourth quarters of 2006 and 2005 are set forth below:

	Price per share
	High	Low
2006:
Fourth Quarter	$40.10	$31.18
Third Quarter	36.91	24.95
Second Quarter	34.93	24.36
First Quarter	27.35	19.86
2005:
Fourth Quarter	20.45	16.25
Third Quarter	20.85	17.25
Second Quarter	18.49	15.07
First Quarter	19.30	16.57

Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

On March 5, 2007, there were 20,392,779 shares of our common stock issued and outstanding and there were approximately 138 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

Dividend Policy

We have paid no cash dividends on our common stock. We do not currently intend to declare cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit facility and the 9% senior notes indenture contain limitations on our ability to pay cash dividends on our common stock. For further information about these limitations, see note 8 to our audited consolidated financial statements.

Purchases of Equity Securities

The following table provides information about our purchases of our shares of common stock during the quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	—	—	—	—
November 2006(a)	207,540	$35.63	—	—
December 2006	—	—	—	—

(a)           Represents shares withheld from our Chief Executive Officer and Executive Vice Presidents to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards and for payment of the exercise price and minimum statutory tax withholdings with respect to options exercised.

Equity Compensation Plan Information

The following table sets forth certain information regarding our common stock that may be issued under our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders(1)	264,865	(2)	$20.88	(2)	388,031	(3)
Equity compensation plans not approved by security holders(4)	547,569	(5)	14.98		—
Total	812,434		15.56		388,031

(1)          The Superior Essex Inc. 2005 Incentive Plan (the “2005 Plan”), which was approved by our shareowners on May 3, 2005, provides for the grant by our compensation committee of equity-based and other awards to employees, officers, directors or consultants of the Company and its affiliates. The 2005 Plan replaced the Superior Essex Inc. 2003 Stock Incentive Plan (the “2003 Plan”), as described below. A total of 238,031 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2005 Plan, plus shares underlying awards currently outstanding under the 2003 Plan that terminate or expire unexercised or are cancelled, forfeited or lapse for any reason. During 2005 our shareholders approved the 2005 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to participate in the purchase of the Company’s common stock. A total of 150,000 shares are available for purchase by participants under the ESPP.

(2)          Includes 11,050 restricted stock units awarded to our non-employee directors and 193,620 performance shares granted to our senior executives. The weighted average exercise prices in column (b) do not take these awards into account. The performance shares represent the right to earn shares of our common stock if and only to the extent that we meet specific performance objectives with respect to return on net assets and core business revenues for 2007. The amount included in the table represents the maximum number of shares that may be earned. Excludes shares of restricted stock awarded under the 2005 Plan as follows: (a) 33,000 shares of restricted stock awarded to our non-employee directors; (b) 118,365 shares of restricted stock awarded in connection with the modification of certain options to comply with Section 409A of the Internal Revenue Code, and (c) 90,707 shares of restricted stock awarded to various members of management and 3,000 shares of restricted stock awarded to one of our non-employee directors pursuant to the 2005 Plan.

(3)          Includes 150,000 shares available for purchase under the ESPP. Shares of the Company’s common stock may be purchased by participants beginning April 1, 2007 at quarterly intervals at a price equal to 95% of the closing price of the Company’s stock on the last day of the quarterly purchase period.

(4)          In connection with the plan of reorganization of our predecessor Superior Telecom, Inc., we adopted the 2003 Plan, pursuant to which our compensation committee could grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan authorized grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. The term of stock options granted may not exceed ten years. The 2003 Plan was described in the disclosure statement provided in connection with the plan of reorganization and was part of the plan of reorganization approved by all voting classes of creditors and by the bankruptcy court, but was not separately approved by shareowners following formation of the Company. No additional awards may be granted under the 2003 Plan.

(5)          Excludes shares of restricted stock awarded as follows: (a) 330,000 shares of restricted stock awarded to our Chief Executive Officer pursuant to his employment contract and the 2003 Plan; (b) 150,000 shares of restricted stock awarded to our executive vice presidents pursuant to their respective employment agreements and the 2003 Plan; (c) 15,000 shares of restricted stock awarded to our directors pursuant to the 2003 Plan; and (d) 65,683 shares of restricted stock awarded to various members of management of the Company pursuant to the 2003 Plan.

Stock Performance Graph

The performance graph below is presented for the period beginning on November 10, 2003, the date on which the Company became a publicly traded company, and ending on December 31, 2006, and compares the cumulative total shareowner return on our common stock during such period with the cumulative return on the Russell 2000 Index and with a selected peer group consisting of us and other companies engaged in the wire and cable manufacturing industry. The peer group consists of Belden CDT Inc., CommScope, Inc. and General Cable Corporation. Historical stock performance during this period may not be indicative of future stock performance.

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*
Among Superior Essex Inc., The Russell 2000 Index
And A Peer Group

	11/03	12/03	12/04	12/05	12/06
Superior Essex Inc.	$100.00	$125.33	$167.07	$179.20	$295.56
Russell 2000	100.00	104.63	123.81	129.45	153.23
Peer Group	100.00	102.49	126.90	144.30	250.43

*                    Assumes $100 invested on 11/10/03 in stock or index and assumes reinvestment of dividends. Periods are shown for fiscal years ended December 31.

ITEM 6.                SELECTED FINANCIAL DATA

Set forth below are selected financial data of Superior Essex and Superior TeleCom. As a result of the plan of reorganization, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. This information should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s discussion and analysis of financial condition and results of operations” below. The selected historical consolidated financial data as of December 31, 2006, 2005, 2004 and 2003 and for the years ended December 31, 2006, 2005 and 2004 and the period November 11, 2003 to December 31, 2003 are derived from the audited consolidated financial statements of Superior Essex. The selected historical consolidated financial data for the period January 1, 2003 to November 10, 2003, and as of and for the year ended December 31, 2002 are derived from the audited consolidated financial statements of Superior TeleCom.

The historical consolidated financial statements of Superior TeleCom were prepared on a going concern basis, which assumed continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 3, 2003, in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7. As of November 10, 2003, the effective date of the plan of reorganization, we began operating our business under a new holding company and capital structure and we adopted fresh-start reporting for our financial statements. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom is not comparable to our financial information for periods on and after November 10, 2003.

	Superior Essex Inc.				Superior TeleCom Inc.
	Year Ended December 31,			Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Year Ended December 31,
	2006(a)(b)	2005(a)(b)	2004(b)	2003	2003	2002(c)
				(in thousands)
Statement of Operations Data
Net sales	$2,938,153	$1,794,966	$1,424,641	$126,409	$861,629	$1,439,958
Cost of goods sold	2,664,918	1,621,484	1,286,050	116,354	764,311	1,268,695
Gross profit	273,235	173,482	138,591	10,055	97,318	171,263
Selling, general and administrative expenses	(149,255)	(109,693)	(92,864)	(10,284)	(71,969)	(143,950)
Restructuring and other charges	(2,243)	(1,121)	(2,030)	(1,184)	(5,555)	(37,757)
Loss on asset sale and impairments	(2,000)	(2,306)	—	—	(3,083)	(502,578)
Gain on sale of product line	—	10,355	—	—	—	—
Operating income (loss)	119,737	70,717	43,697	(1,413)	16,711	(513,022)
Interest expense	(30,261)	(28,718)	(26,334)	(2,650)	(26,659)	(114,323)
Gain on sale of investment	5,788	—	—	—	—	—
Other income (expense), net	586	(449)	69	349	(785)	(2,916)
Reorganization items	—	—	—	—	890,729	—
Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest, extraordinary gain and cumulative effect of accounting change	95,850	41,550	17,432	(3,714)	879,996	(630,261)
Income tax benefit (expense)	(35,635)	(10,079)	(6,944)	1,271	2,759	106,665
Income (loss) before distributions on preferred securities of Superior Trust I, minority interest, extraordinary gain and cumulative effect of accounting change	60,215	31,471	10,488	(2,443)	882,755	(523,596)
Distributions on preferred securities of Superior Trust I	—	—	—	—	(5,050)	(16,654)
Minority interest in (earnings) losses of subsidiaries	(3,737)	441	—	—	—	3,462
Income (loss) before extraordinary gain and cumulative effect of accounting change	56,478	31,912	10,488	(2,443)	877,705	(536,788)
Extraordinary gain(d)	871	—	—	—	—	—
Cumulative effect of accounting change(e)	—	—	—	—	—	(424,503)
Net income (loss)	$57,349	$31,912	$10,488	$(2,443)	$877,705	$(961,291)

	Superior Essex Inc.				Superior TeleCom Inc.
	Year Ended December 31,			Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,	Year Ended December 31,
	2006	2005	2004	2003	2003	2002
Net income (loss) per share of common stock:
Basic:
Income (loss) before cumulative effect of accounting change	$3.05	$1.92	$0.63	$(0.15)	$40.25	$(25.22)
Extraordinary gain(d)	0.05	—	—	—	—	—
Cumulative effect of accounting change(e)	—	—	—	—	—	(19.94)
Net income (loss) per basic share of common stock	$3.10	$1.92	$0.63	$(0.15)	$40.25	$(45.16)
Diluted:
Income (loss) before cumulative effect of accounting change	$2.97	$1.88	$0.63	$(0.15)	$34.43	$(25.22)
Extraordinary gain(d)	0.04	—	—	—	—	—
Cumulative effect of accounting change(e)	—	—	—	—	—	(19.94)
Net income (loss) per diluted share of common stock	$3.01	$1.88	$0.63	$(0.15)	$34.43	$(45.16)
Other Data:
Cash dividends per share	—	—	—	—	—	—
Average daily COMEX price per pound of copper	$3.10	$1.68	$1.29	$0.96	$0.79	$0.72

	Superior Essex Inc. December 31,				Superior TeleCom Inc. December 31,
	2006(a)(b)	2005(b)	2004(b)	2003	2002
	(in thousands)
Balance Sheet Data(b):
Current assets	$725,325	$541,539	$349,983	$254,602	$261,178
Current liabilities(f)(g)	287,094	270,975	154,446	136,820	1,272,840
Total assets	1,026,819	828,192	630,971	486,925	570,605
Total long term debt(f)(g)	293,867	279,725	262,444	157,000	—
Mandatorily redeemable preferred stock(h)	—	—	—	—	137,270
Total long term debt, including mandatorily redeemable preferred stock	293,867	279,725	262,444	157,000	137,270
Total stockholders’ equity (deficit)	358,988	205,653	174,198	163,892	(884,024)

(a)           On October 21, 2005, we acquired Nexans’ magnet wire operations in Europe through formation of a joint venture, Essex Nexans, a French holding company, combining our U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses. We own 60% of the joint venture and Nexans has a 40% minority ownership.

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

(d)          On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the consolidated statement of operations for the year ended December 31, 2006.

(e)           Superior TeleCom adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Adoption of SFAS No. 142 resulted in an impairment charge of $424.5 million, which was recorded as a cumulative effect of accounting change as of January 1, 2002.

(f)             Prior to 2006, current liabilities include amounts outstanding under our senior secured revolving credit facility in accordance with Emerging Issues Task Force (“EITF”) Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. In April 2006, we amended and restated our senior secured revolving credit facility. Based on the terms of the amended and restated agreement and the provisions of SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the senior secured revolving credit facility is classified as long-term debt for periods subsequent to the amendment and restatement.

(g)           Superior TeleCom was in default under its debt agreements and all of its debt outstanding at December 31, 2002 was reflected as a current liability.

(h)          Mandatorily redeemable preferred stock totaling $5 million at December 31, 2006, 2005, 2004 and 2003 has been classified as long-term debt in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment, which includes our operation in China; (iii) our European magnet wire and distribution segment and (iv) our copper rod segment.

Segment and geographical financial data for the years ended December 31, 2006, 2005 and 2004 are included in Note 17 to the accompanying audited consolidated financial statements.

Overview

Copper is the primary raw material we use in the manufacture of our wire and cable products. Foreign economies have been consuming an increasing proportion of worldwide copper production. This and other macro-economic factors have contributed to extremely high and volatile copper prices and periodic shortages of supply of copper. See “Risk factors—Risks to our business related to copper”. Our results for 2006 were significantly impacted by the movement in copper prices during the year. We estimate that our gross profit was positively impacted by approximately $34 million related to the upward volatility of copper prices during 2006 as further discussed below. However, we believe high copper prices had a negative impact on sales in our communications cable segment as high copper prices eroded full year customer budgetary procurement limits during the fourth quarter of 2006.

The high level of copper prices has significantly increased our working capital necessary to finance inventory and receivables. We amended our senior secured revolving credit facility in April 2006 to increase our available credit to meet our increasing working capital needs. In June and July of 2006 we completed an underwritten public offering of 2,851,145 shares of our common stock and used the net proceeds of approximately $80.8 million to pay down borrowings outstanding under our senior secured revolving credit facility. However, there is no assurance that these measures will be sufficient to mitigate the impact of rising or volatile copper prices on our working capital.

Our results for 2006 were also significantly impacted by a full year of operation of the businesses acquired in the Essex Nexans transaction in October 2005. In 2006, the acquired entities contributed net sales of $596.5 million ($467.0 on a copper adjusted basis, as described below), gross profit of $48.2 million and operating income of $21.8 million compared with total net sales of $68.9 million ($75.2 million on a copper-adjusted basis), gross profit of $4.3 million and an operating loss of $0.5 million for 2005.

Results of Operations

In discussing our results of operations below, we present supplemental net sales information adjusted to a constant $2.00/lb COMEX cost of copper, or copper-adjusted net sales, and copper-adjusted gross profit margin (gross profit divided by copper-adjusted net sales) which are a financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper and copper-adjusted gross profit margin are useful measures to aid in analyzing period-to-period net sales and gross profit margins, particularly in periods of changing copper prices. Copper-adjusted net sales has distinct limitations as compared to GAAP net sales. By copper-adjusting net sales, in a declining copper cost environment, it may not be apparent that net sales are declining on an actual basis. Furthermore, by copper-adjusting gross profit margins in a rising copper cost environment, it may not be apparent the gross profit margins are declining on an actual basis. Management compensates for these limitations by using the GAAP results in conjunction with copper-adjusted net sales and gross profit margins. Net sales adjusted for a constant cost of copper and copper-adjusted gross profit margin as used by us may not be comparable to similarly titled measures of other companies.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The following table provides net sales and supplemental copper-adjusted sales information for the year ended December 31, 2006 and 2005:

	Actual			Copper adjusted
	Year Ended December 31,			Year Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Net sales:
Communications cable	$817,886	$678,669	21%	$724,777	$759,568	(5)%
North American magnet wire and distribution	1,029,417	715,706	44%	848,091	808,594	5%
European magnet wire and distribution	647,015	105,786	* %	506,833	114,723	* %
Copper rod	443,835	294,805	51%	295,095	347,768	(15)%
	2,938,153	1,794,966	64%	2,374,796	2,030,653	17%
Constant cost of copper adjustment	—	—		563,357	(235,687)
Total	$2,938,153	$1,794,966	64%	$2,938,153	$1,794,966	64%
Average daily COMEX price per pound of copper	$3.10	$1.68	85%

*                    Comparisons are not meaningful due to the inclusion of entities acquired in the Essex Nexans transaction for periods subsequent to October 21, 2005.

Consolidated sales for the year ended December 31, 2006 were $2,938.2 million, an increase of 64% as compared to consolidated sales of $1,795.0 million for the year ended December 31, 2005. Sales for 2006 were significantly impacted by the increase in copper prices and the effects of the Essex Nexans transaction. Sales adjusted for a constant cost of copper increased 17% for the year ended December 31, 2006 compared to 2005. The 2006 increase in sales in our European magnet wire and distribution segment attributable to the entities acquired in the Essex Nexans transaction amounted to $527.7 million ($391.8 million on a copper-adjusted basis) for the year ended December 31, 2006. The impact of the Essex Nexans transaction was to increase consolidated net sales and copper-adjusted sales by 29% and 19%, respectively. The remaining 2% decrease in consolidated copper-adjusted sales is due to volume decreases in both the communications cable and copper rod segments partially offset by increased copper-adjusted sales for our North American magnet wire and distribution segment.

Sales for our communications cable segment for year ended December 31, 2006 were $817.9 million, an increase of 21%, as compared to sales of $678.7 million for the year ended December 31, 2005. Sales adjusted for a constant cost of copper decreased 5%. The copper-adjusted decrease is primarily attributable to declines in copper OSP unit volume attributable to overall decreases in market-related demand, reductions in telephone company customer spending due to the impact of higher copper costs on budgetary limits and procurement restrictions due to delays in the merger of Bell South and AT&T, two of the segment’s largest customers. These negative volume factors were partially offset by price increases in our copper OSP products, primarily related to non-copper price adjustments with respect to our contract and distribution customers, as well as volume and price increases in premises wire. We believe the increase in premises wire volume is primarily due to an increase in our market share.

Sales for our North American magnet wire and distribution segment were $1,029.4 million for the year ended December 31, 2006, an increase of 44% as compared to the prior year. On a copper-adjusted basis, sales for the year ended December 31, 2006 increased 5% from the prior year. The copper-adjusted increase results primarily from the current year impact of 2005 market share gains at certain major customers as well as strength in our industrial motor, transformer and generator end-markets.

Additionally, sales for the year ended December 31, 2006 include some benefit from product price improvement and price surcharges. These increases were offset somewhat by reduced demand in the automotive, HVAC and appliance end markets.

Sales for the European magnet wire and distribution segment were $647.0 million for the year ended December 31, 2006 compared to $105.8 million for the year ended December 31, 2005, an increase of $541.2 million. On a copper-adjusted basis, sales increased $392.1 million for the year ended December 31, 2006 compared to the prior year period. The increase was largely attributable to the Essex Nexans transaction. Sales for 2006 include $596.5 million ($467.0 million on a copper-adjusted basis) related to the entities acquired in the Essex Nexans transaction in October 2005 as compared to $68.9 million ($75.2 million on a copper-adjusted basis) for 2005. Total sales for 2006 reflect, in addition to the acquisition impact, the stable to improving overall business and economic conditions in Europe.

Copper rod sales for the year ended December 31, 2006 were $443.8 million compared to $294.8 million for 2005. On a copper-adjusted basis, sales for our copper rod segment decreased by 15% for the year ended December 31, 2006 compared to the prior year. The copper-adjusted decrease in 2006 reflects the loss of a major customer in the first quarter of 2006 as well as decreased market demand due to weakness in the automotive and residential construction end markets. Copper rod segment sales consist of external sales of processed copper rod that cannot be used for internal production. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the year ended December 31, 2006, gross profit was $273.2 million, an increase of 58% as compared to the year ended December 31, 2005 primarily due to copper-adjusted gross profit margin improvements in our communications cable and North American magnet wire and distribution segments and an increase in gross profit of $43.9 million attributable to the entities acquired in the Essex Nexans transaction. The gross profit margin for the year ended December 31, 2006 was 9.3% compared to 9.7% for 2005. The gross profit margin declined as a result of increased copper prices. Gross profit margin on a copper-adjusted basis was 11.5% for the year ended December 31, 2006 compared to 8.5% for the year ended December 31, 2005. The increase in copper-adjusted gross margin is attributable to improved product pricing and mix, particularly in our communications cable segment, improved margins in our European magnet wire and distribution segment as a result of gross profit contributions by the acquired entities, a $5.8 million benefit from the 2006 liquidation of North American magnet wire and distribution LIFO inventory quantities carried at lower costs prevailing in prior years and estimated benefits of $34 million related to the upward volatility in copper prices experienced during 2006. We estimate that slightly over one-half of this copper related benefit was associated with our communications cable segment and the remainder was associated with our North American and European magnet wire and distribution segments. The copper related benefit is due to lower copper-cost flow through compared to product pricing, mark-ups on the component of the product cost related to copper and the inverted forward pricing curve in the COMEX copper futures market experienced during much of 2006 which favorably impacted certain of our forward buying and hedging arrangements. Our communications cable and North American and European magnet wire and distribution segments all experienced improved copper-adjusted gross margins for the year ended December 31, 2006 compared to the year ended December 31, 2005, including the effects of the copper-related benefit discussed above. Copper-adjusted gross profit margin improvements for our North American magnet wire and distribution business for the year ended December 31, 2006 were partially offset by the negative impact of non-copper cost increases related primarily to higher energy costs, freight costs and non-copper raw materials and changes in product mix, in particular increased sales of lower margin aluminum products representing, to some degree, substitution for copper in response to the increase in copper prices.

We do not expect significant future copper-related gross margin benefits in our communications cable segment and we expect future benefits in our North American and European magnet wire and distribution segments, if any, to be reduced from those achieved in 2006. If copper prices decrease significantly we may experience decreases in gross margins or operating losses. See “Risk Factors—Risks to Our Business Related to Copper”.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2006 was $149.3 million as compared to SG&A expense of $109.7 million for the year ended December 31, 2005. SG&A expense for the year ended December 31, 2006 included an increase of $21.8 million attributable to the entities acquired in the Essex Nexans transaction. The remaining increase of $17.8 million is attributable to a number of factors, including incentive-based compensation, group insurance and other salary and benefit increases ($7.4 million), stock-based compensation ($3.5 million), pension costs ($0.8 million), start-up costs associated with our Greenfield project in China ($1.7 million) and increased commissions ($2.3 million) due to the impact of increased sales volumes in our communications cable segment. The increased stock-based compensation charges reflect the impact of accelerated vesting of certain time-based restricted stock awards with acceleration provisions linked to the achievement of specified stock price targets.

Impairment and restructuring and other charges

During the year ended December 31, 2006, Essex Nexans recorded a provision of $1.9 million which was charged to operations related to workforce reductions and warehouse closures at the Company’s U.K. magnet wire and distribution operations and $0.2 million related to warehouse closures at SDS. In addition, restructuring and other charges for the year ended December 31, 2006 included $0.2 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the year ended December 31, 2005 consisted of $0.7 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia as well as several warehouses in the North American magnet wire and distribution segment, $0.1 million of facility exit costs related to the closure of a warehouse in the European magnet wire and distribution segment and $0.3 million of professional fees related to the implementation and administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

During 2006 we recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in the first quarter of 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment.

During 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary. We evaluated the long-lived assets of our U.K. subsidiary for impairment as of March 31, 2005 after consideration of deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans acquisition. The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

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

Operating income

The following table sets forth information regarding our operating income by segment for the years ended December 31, 2006 and 2005. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2006	2005
	(in thousands)
Operating income (loss):
Communications cable	$90,064	$54,387
North American magnet wire and distribution	42,125	34,839
European magnet wire and distribution	19,341	(3,667)
Copper rod	(276)	(681)
Corporate and other	(27,274)	(21,089)
Restructuring and other charges and asset impairments	(4,243)	(3,427)
Gain on sale of product line	—	10,355
	$119,737	$70,717

Operating income for the communications cable segment increased $35.7 million for the year ended December 31, 2006 compared to 2005 due to increased gross profit as discussed above. These gross profit increases were partially offset by an increase in SG&A expense of $4.4 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and compensation and benefits increases.

Operating income for our North American magnet wire and distribution segment increased $7.3 million for the year ended December 31, 2006 compared to 2005 due primarily to increased gross profit as discussed above partially offset by increased SG&A expense of $5.2 million comprised principally of higher employee compensation and benefit related costs and start-up expenses related to our Greenfield facility in China.

Operating income for the year ended December 31, 2006 includes a full year of operation for the entities acquired in the Essex Nexans transaction which generated operating income of $21.6 million. Operating income for the European magnet wire and distribution segment for the year ended December 31, 2006 was negatively impacted by bad debt expense of $1.0 million related to the bankruptcy of a major customer and $1.3 million of initial Sarbanes Oxley compliance costs. The operating loss for our European magnet wire and distribution segment for the year ended December 31, 2005 primarily reflects the results of our U.K. magnet wire business which sustained negative gross margins for 2005 due to reduced sales volumes and pricing.

The copper rod segment’s operating loss improved slightly for the year ended December 31, 2006 compared to 2005. As discussed above, copper rod sales allow for fixed cost recovery at gross profit margins that are generally intended to break even.

Corporate and other charges consist primarily of corporate payroll and parent company costs, stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The increase in corporate and other costs for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily due to increased compensation and benefits costs primarily related to incentive compensation, group insurance and stock-based compensation costs, including the effects of accelerated vesting of certain restricted stock awards.

Consolidated operating income for the year ended December 31, 2005 included restructuring and other charges and asset impairment charges of $3.4 million compared to $4.2 million of such charges in 2006, the components of which are discussed above. Additionally, consolidated operating income for the year ended December 31, 2005 included a gain of $10.4 million on the sale of a product line as discussed above.

Interest expense and other income (expense)

Interest expense increased from $28.7 million for the year ended December 31, 2005 to $30.3 million for the year ended December 31, 2006 due primarily to interest of $2.4 million in 2006 related to borrowings by Essex Nexans. Interest expense during the year ended December 31, 2006 was favorably impacted by the fact that we had no borrowings outstanding under our senior secured revolving credit agreement during the last half of 2006 as a result of the application of the proceeds from our equity offering in June 2006. Other income for the year ended December 31, 2006 reflects interest income of $0.7 million earned on positive cash balances during the last half of 2006.

Income tax expense

Our effective income tax rate for the year ended December 31, 2006 was 37% compared to an effective tax rate of 24% for the year ended December 31, 2005. Tax expense for 2005 is net of a $3.8 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom, a $0.8 million benefit related to settlement of certain pre-petition claims with Canadian taxing authorities and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 we reorganized our U.K. subsidiary for U.S. income tax purposes. As a result, we recognized a loss on our 2005 U.S. consolidated income tax return. Accordingly, income tax expense for 2005 reflects a benefit of approximately $2.3 million attributable to this loss. These benefits accounted for a reduction of 18% in the effective tax rate for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2005 excluding these benefits was 42% which differs from the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary. The 2006 effective rate of 37% differs from the U.S. statutory rate of 35% due primarily to the effects of state taxes and operating losses in China for which no benefit was provided, offset by the benefit of the extraterritorial income exclusion and the manufacturing deduction and the favorable determination of deductibility with respect to certain prior year compensation amounts.

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

Extraordinary gain

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The preliminary allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net sales

The following table provides net sales and supplemental copper adjusted sales information for the year ended December 31, 2005 and 2004:

	Actual			Copper-adjusted
	Year Ended December 31,			Year Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Net sales:
Communications cable	$678,669	$530,370	28%	$759,568	$649,355	17%
North American magnet wire and distribution	715,706	569,162	26%	808,594	723,250	12%
European magnet wire and distribution	105,786	42,265	150%	114,723	57,751	99%
Copper rod	294,805	282,844	4%	347,768	427,669	(19)%
	1,794,966	1,424,641	26%	2,030,653	1,858,025	9%
Constant cost of copper adjustment	—	—		(235,687)	(433,384)
Total	$1,794,966	$1,424,641	26%	$1,794,966	$1,424,641	26%
Average daily COMEX price per pound of copper	$1.68	$1.29	30%

Consolidated sales for the year ended December 31, 2005 were $1,795.0 million, an increase of 26% as compared to consolidated sales of $1,424.6 million for the year ended December 31, 2004. Sales for 2005 were significantly impacted by the increase in copper prices. Copper-adjusted sales increased 9% for the year ended December 31, 2005 compared to the prior year reflecting incremental sales attributable to the 2005 Essex Nexans transaction, and the 2004 Belden and Nexans asset acquisitions, as well as organic growth in both the communications cable and North American magnet wire and distribution segments.

Sales for our communications cable segment for the year ended December 31, 2005 were $678.7 million, an increase of 28%, as compared to sales of $530.4 million for the year ended December 31, 2004. Copper-adjusted sales increased 17%. The 2005 copper-adjusted increase primarily reflects the incremental sales from customer contracts acquired in the June 2004 Belden asset acquisition as well as growth in sales of fiber optic and premises wire and cable products. Sales of copper OSP products in 2005 were also positively impacted by hurricane-related demand.

Sales for our North American magnet wire and distribution segment were $715.7 million for the year ended December 31, 2005, an increase of 26% as compared to the prior year. On a copper-adjusted basis, sales for the year ended December 31, 2005 increased 12% over the prior year. The copper-adjusted increase includes incremental sales from the September 2004 Nexans asset acquisition. In addition, the 2005 copper-adjusted sales increase reflects growth resulting from market share gains as well as increased demand for magnet wire due to hurricane-related replacement and new production of transformers and generators.

Sales for our European magnet wire and distribution segment were $105.8 million for the year ended December 31, 2005 compared to $42.3 million in 2004. Revenues attributable to the Nexans’ European magnet wire business acquired in October 2005 were $68.9 million ($75.2 million on a copper-adjusted basis). The increase from the acquisition of the Nexans’ European magnet wire business was partially offset by decreases in sales volume due to the loss of a major customer and pricing in our U.K. magnet wire subsidiary compared to the prior year.

Copper rod sales for the year ended December 31, 2005 were $294.8 million compared to $282.8 million for the year ended December 31, 2004. On a copper-adjusted basis, sales for our copper rod segment decreased by 19% in 2005 compared to the prior year. The copper-adjusted sales decrease in the 2005 period reflects reduced demand from certain automotive related customers as well as increased internal use by our communications cable segment due to the shutdown of one of its copper rod suppliers during the third and fourth quarters of 2005. Copper rod segment sales consist primarily of external sales of processed copper rod that is not used for internal production and allow for fixed cost recovery at gross profit margins that are generally intended to break even.

Gross profit

For the year ended December 31, 2005, gross profit was $173.5 million, an increase of 25% as compared to the prior year period primarily attributable to increased sales volume and gross profit margin improvements in our communications cable segment and to a lesser extent increased sales volume in our North American magnet wire and distribution segment. The gross profit margin was 9.7% for the years ended December 31, 2005 and 2004. Increases in gross profit margin resulting from improved capacity utilization due to increased volumes were offset by the effects of increased copper prices on sales. Gross profit margin on a copper-adjusted basis was 8.5% for the year ended December 31, 2005 compared to 7.5% for the year ended December 31, 2004. Copper-adjusted gross profit margins in our communications cable business increased for the 2005 period compared to the prior year period due to improved fixed cost absorption as a result of increased sales and related production volumes. Additionally, margins in the second half of 2004 were negatively impacted by integration costs of $3.9 million (including $1.8 million of accelerated depreciation charges associated with displaced machinery and equipment) incurred in connection with the Belden asset acquisition and an estimated $1.5 million shortfall in recovering second quarter 2004 increases in copper costs through contractual product price adjustments. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the year ended December 31, 2005 decreased slightly compared to the prior year period as increased throughput and price surcharges did not fully offset the effects of non-copper cost increases estimated at $9 million to $10 million related to higher natural gas prices, freight costs, chemicals and copper producer premiums. Margins in the North American magnet wire and distribution segment were also negatively impacted by changes in product mix with proportionately lower sales through our higher margin distribution business, including the effects of the sale of the US Seal product line in the first quarter of 2005.

Selling, general and administrative expenses

SG&A expense for the year ended December 31, 2005 was $109.7 million, an increase of $16.8 million or 18% as compared to SG&A expense of $92.9 million for the year ended December 31, 2004. The increase is attributable to a number of factors including the impact of the Essex Nexans transaction ($4.8 million), corporate stock-based compensation (including the impact of charges to comply with section 409A of the Internal Revenue Code—see note 10 to the consolidated financial statements) and a full year of supplemental executive retirement plan charges ($2.5 million), a full year of amortization charges related to intangible assets acquired in the Belden and Nexans asset acquisitions ($1.1 million) and the impact of increased sales volume and related sales costs and commissions in our communications cable segment.

Impairment and restructuring and other charges

During 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary as discussed above.

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

Gain on sale of product line

In March 2005, we sold accounts receivable and inventory totaling approximately $1.2 million together with related trademarks and service names constituting business conducted by us under the US Seal trade name for a total sales price of $11.6 million. A gain of $10.4 million was recognized on the sale. Total sales with respect to the US Seal product line were approximately $5.2 million for the year ended December 31, 2004.

Operating income

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

Operating income for the communications cable segment increased $23.7 million in 2005 compared to 2004 due to increased gross as discussed above. Communications cable gross profit increases were partially offset by increases in SG&A expense due primarily to higher sales costs and commissions in 2005 associated with increased sales volumes, a full year’s amortization of intangibles acquired in the Belden Asset acquisition ($0.8 million) and general wage and headcount increases ($0.8 million).

Operating income for our North American magnet wire and distribution segment increased $2.8 million due primarily to increased gross profit resulting from increased sales volumes, including sales attributable to the Nexans Asset acquisition, offset by higher SG&A expense of $2.5 million.

The operating loss for our European magnet wire and distribution segment primarily reflects the results of our U.K. magnet wire business for 2005 which sustained negative gross margins in 2005 due to reduced sales volumes and pricing. Additionally, the European magnet wire and distribution segment only includes the results of the acquired Nexans European magnet wire business since October 21, 2005, a seasonally slow period. Finally, the 2005 operating income of our European magnet wire and distribution segment was negatively impacted by bad debt expense of $1.2 million related to the bankruptcy of a major customer.

The copper rod segment’s operating income decreased $2.4 million in 2005 compared to 2004 due primarily to the impact of decreased sales volumes due in part to higher internal consumption of copper rod production and higher copper producer premiums which could not be contractually recovered. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

The increase in corporate and other costs for the year ended December 31, 2005 compared to 2004 is primarily due to increased compensation costs related to salary increases and additional corporate personnel ($1.3 million), corporate stock-based compensation charges ($1.4 million) and a full year of charges with respect to the supplemental executive retirement plan ($1.1 million).

Consolidated operating income in 2005 included restructuring and other charges and asset impairment charges of $3.4 million compared to $2.0 million of such charges in 2004, the components of which are discussed above. Additionally, consolidated operating income for 2005 included a gain of $10.4 million on the sale of a product line as discussed above.

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

Income tax expense

Our effective income tax rate for the year ended December 31, 2005 was 24% compared to an effective tax rate of 40% for the year ended December 31, 2004. Tax expense for 2005 is net of a $3.8 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom, a $0.8 million benefit related to settlement of certain pre-petition claims with Canadian taxing authorities and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, in 2005 we reorganized our U.K. subsidiary for U.S. income tax purposes. As a result, we recognized a loss on our 2005 U.S. consolidated income tax return. Accordingly, income tax expense for 2005 reflects a benefit of approximately $2.3 million attributable to this loss. These benefits accounted for a reduction of 18% in the effective tax rate for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2005 excluding these benefits was 42% compared to an effective tax rate of 40% for 2004. These effective tax rates exceed the U.S. statutory rate of 35% primarily due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary.

Liquidity and Capital Resources

Cash from Operating, Investing and Financing Activities

We reported cash used by operating activities of $21.3 million for the year ended December 31, 2006 compared to cash provided by operating activities of $47.4 million for the year ended December 31, 2005, a decrease in cash from operations of $68.7 million. Cash provided by operating activities for the year ended December 31, 2006 was significantly affected by increased copper prices. We estimate that each $1 change in the price of copper impacts our working capital by $70 million and believe the working capital increase in 2006 reflects approximately $100 million attributable to the increase in copper prices during 2006. The negative impact of working capital increases on 2006 cash from operations was partially offset by an improvement in net income of $25.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Cash used by investing activities included $37.5 million of capital expenditures for the year ended December 31, 2006 compared to $19.5 million in 2005 and $15.3 million in 2004. The increased level of capital expenditures in 2006 primarily reflects capital expenditures related to our Greenfield facility in China as well as a full year of capital expenditures for the entities acquired in the Essex Nexans transaction. Investing activities in 2005 and 2004 included cash outflows of $27.2 million and $87.1 million related to business and asset acquisition compared to only $1.2 million in 2006. Finally, cash from investing activities in 2006 includes proceeds from the sale of assets of $8.8 million primarily attributable to the sale of our investment in Essex Electric. Investing cash flows for 2005 include $11.6 million of proceeds related to the sale of the U.S. Seal product line.

Cash provided by financing activities in 2006 includes $80.8 million of proceeds from our public offering of common stock as discussed below. Cash from 2006 financing activities also includes proceeds from long-term borrowings of $12.0 million related to our China facility financing and $9.9 million from the exercise of stock options and the related excess tax benefits. Cash used by financing activities for 2005 primarily reflects $20.4 million of repayments on our credit facility. Cash provided by financing activities for 2005 includes $105.0 of net proceeds from the issuance of Superior Essex Communitications and Essex Group’s  9% senior notes and the related repayment of their 9 ½% senior notes.

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

Senior notes

At December 31, 2006, we had $251.8 million of 9% senior notes outstanding. The 9% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $257.1 million and are due in April 2012, with interest payable semi-annually in cash on April 15 and October 15 of each year. The 9% senior notes were issued at an original issue discount of $7.1 million. The 9% senior notes are fully and unconditionally guaranteed by us and each of our existing and future domestic restricted subsidiaries.

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

Preferred stock of our subsidiary

Holders of the 5,000,000 outstanding shares of the series A preferred stock issued by our subsidiary, Superior Essex Holding, are entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable in November 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each share of series A preferred stock shall have one vote with respect to all matters submitted to stockholders of Superior Essex Holding for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors.

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

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of the Company’s foreign subsidiaries other than Essex Nexans and Essex Magnet Wire (Suzhou) Ltd.. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified amount of eligible accounts receivable and inventory less reserves. The specified amount for accounts receivable is 85% of the value of the eligible accounts receivable. The specified amount for inventory is the lesser of (a) $110 million or (b) the lower of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. Undrawn availability under the amended and restated senior secured credit facility was $224.2 million as of December 31, 2006.

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

Essex Nexans

Essex Nexans has a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign its eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables. In July 2006, Essex Nexans amended the agreement to increase the amount of maximum available advances by €20 million to €55 million ($72.3 million) until May 31, 2007. Interest is payable on the net outstanding advances at the Euro Overnight Index Average (“EONIA”) rate plus 0.47% per annum for advances up to €35 million and at the EONIA rate plus 0.67% for advances in excess of €35 million. The amount of advances available to Essex Nexans is limited to 88% (78% if EBITDA is less than zero for any year, equity of the joint venture is 10% or less of total assets or social charges exceed 5% of sales) of assigned receivables up to a maximum of €55 million. Borrowings of $27.2 million were outstanding under the factoring agreement as of December 31, 2006 and undrawn availability under the agreement was $38.5 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither Superior Essex nor any of its domestic subsidiaries are guarantors under the factoring agreement

In connection with the Essex Nexans acquisition, Essex Nexans entered into a subordinated note payable to Nexans in the amount of €11.3 million ($14.8 million). The subordinated note payable is unsecured and bears interest at 8.975% per annum payable quarterly. A total of €3.8 million ($5.0 million) in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if we exercise our option to purchase Nexans’ minority interest in Essex Nexans. The subordinated note is not guaranteed by Superior Essex or any of its domestic subsidiaries.

Essex Nexans has been designated an unrestricted subsidiary under our 9% senior note indenture and is not considered a subsidiary for purposes of our amended and restated senior secured credit facility. As a result, creditors of Essex Nexans may not have recourse to any assets of Superior Essex or our other subsidiaries, and Essex Nexans has no responsibility for debts or obligations incurred by Superior Essex or our other subsidiaries. Transactions with Essex Nexans, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions may also be required satisfy affiliate transaction tests. Further, operating profit from Essex Nexans is not generally included in determining whether financial tests for indenture and senior credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to us.

Essex Magnet Wire (Suzhou) Ltd.

In July 2006 our subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a construction loan agreement with China Construction Bank to provide 96 million Yuan Renminbi ($12.3 million) of financing for construction of the Company’s Greenfield manufacturing facility in Suzhou, China. Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is secured by a mortgage on the land, facility and equipment and is repayable in two annual installments beginning July 2010. The full 96 million Yuan Renminbi was drawn and outstanding at December 31, 2006. In November 2006, Essex Magnet Wire (Suzhou) Ltd. entered into a working capital loan which provides up to 23.4 million Yuan Renminbi ($3.0 million) of financing. The loan bears interest at a fixed rate of 5.51% and matures in October 31, 2007. A total of $3.0 million was outstanding as of December 31, 2006.

Liquidity

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary’s series A preferred stock, interest payments on the Essex Nexans factoring agreement and subordinated note, capital expenditures currently estimated at approximately $25 million to $35 million annually (excluding investments in China discussed below), the Nexans contingent payment and obligations related to our defined benefit pension plans. Copper prices increased rapidly during 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. As discussed above, we have experienced significant increases in our working capital requirements in 2006 as a result of increases in copper prices. We have amended our senior secured revolving credit facility to increase our borrowing capacity in light of rising and volatile copper costs. See “Risk factors—Risks to our business related to copper.”

In the fourth quarter of 2006 we completed the initial phase of construction of our wholly owned “Greenfield” facility near Shanghai in the New Suzhou district of China. We currently plan to add 8 to 12 million additional pounds of capacity to the facility in 2007 at an estimated capital cost of $6 to $8 million.

In 2007, we expect to pay €3.0 million ($3.9 million) of additional contingent consideration to Nexans based on the achievement of specified levels of profitability by Essex Nexans in 2006 as provided for in the contribution and formation agreement establishing Essex Nexans. The shareholders agreement governing the Essex Nexans joint venture provides that Nexans will have the right to require us to purchase its 40% interest in Essex Nexans beginning in 2009 at a price equal to €17.9 million ($23.5 million) plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions, but only if Adjusted EBITDA of Essex Nexans exceeds €14.0 million ($18.4 million) in 2008, 2009 or 2010. The purchase price may be increased by up to €5 million ($6.6 million) if Essex Nexans achieves certain Adjusted EBITDA thresholds in 2008, 2009 or 2010 as specified in the shareholders agreement. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At our option, the put price may be paid in cash by us or Essex Nexans or by issuance of our common stock (or a combination thereof). If we elect to pay the put price in our common stock, the portion of the put price payable in our common stock is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of our outstanding common stock, with any excess put price payable in cash. Furthermore, the portion of the put price paid in our common stock will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

We believe that cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility ($224.2 million undrawn and available at December 31, 2006), together with our cash on hand ($53.5 million at December 31, 2006) and availability under the Essex Nexans factoring agreement ($38.5 million undrawn and available at December 31, 2006), will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

Contractual Obligations

As of December 31, 2006, our contractual obligations and commitments were as follows (in thousands):

	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years	Total
9% senior notes, including interest payments(a)	$23,139	$23,139	$23,139	$23,139	$23,139	$268,670	$384,365
Series A redeemable preferred stock, including dividends(b)	475	475	475	475	475	5,950	8,325
8.975% subordinated note of Essex Nexans, including interest payments(c)	1,333	1,333	6,170	10,564	—	—	19,400
China construction loan(d)	676	676	676	4,665	8,428	—	15,121
Sale/leaseback finance obligation(e)	672	672	7,672	—	—	—	9,016
Other long-term debt	1,192	—	—	1,710	—	—	2,902
Operating leases	7,400	6,031	3,587	1,968	1,227	4,042	24,255
Other long term obligations(f)	8,229	4,062	4,008	4,049	4,092	10,124	34,564
Commodity purchase obligations(g)	71,095	—	—	—	—	—	71,095
	$114,211	$36,388	$45,727	$46,570	$37,361	$288,786	$569,043

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

(c)           The 8.975% subordinated note was issued to Nexans by Essex Nexans. Interest on the subordinated note is payable quarterly. A total of €3.8 million ($5.0 million) in principal is payable September 30, 2009 and the remainder matures on September 30, 2010. The maturity of the subordinated note will be accelerated if we exercise our call option with respect to the stock of Essex Nexans held by Nexans (see Note 5 to the consolidated financial statements).

(d)          Interest on the China construction loan is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is repayable in two annual installments beginning July 2010.

(e)           The sale/leaseback finance obligation reflects a one-time purchase option during the period from December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair market value of the leased property. Annual interest payments are fixed at $0.7 million per year subject to a tri-annual escalator based on increases in the consumer price index.

(f)             Other long-term obligations relate to the estimated funding of our defined benefit pension plans. The estimated contributions to our defined benefit pension plan represent the minimum required contributions calculated primarily using an assumed rate of return on assets of 8% and a current liability rate of 5.8%.

(g)           Commodity purchase obligations consist of forward fixed price purchase commitments principally for copper cathode, and to a lesser degree, for aluminum and natural gas. We enter into copper cathode purchase obligations to match the copper component of product pricing for outstanding customer orders. We expect that all of these commodity purchases will be used in our normal manufacturing operations.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 to the audited consolidated financial statements. Management believes that the application of policies regarding LIFO inventories, establishment of allowances for accounts receivable and inventories, long-lived asset impairment, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

We utilize the last-in first-out (“LIFO”) method of inventory accounting for the majority of our magnet wire and copper rod inventories. Under the LIFO method, cost of sales reflects the current costs of magnet wire and copper rod inventories, while balance sheet inventories are valued at historical costs in the periods the LIFO layers were created. In periods of volatile copper prices, significant differences can arise between the replacement cost of copper inventories and the historic LIFO cost. If we were not able to recover the LIFO value of our inventory at a profit in some future period when replacement costs are lower than the LIFO value of our inventory, we would be required to take a charge to recognize in our income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, we would experience a decline in reported margins. Conversely, if LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, we would experience an increase in reported margins.

Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs depends on various factors including the timing of the sale and the volume of sales achieved by the customer. We monitor these factors and revise the provisions when necessary.

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

Recent Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. We present such taxes, primarily sales, use and value added taxes, on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Based on our preliminary evaluation, we expect implementation of Interpretation No. 48 to result in the recognition of additional liabilities for uncertain tax positions of up to $7 million.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income for the underfunded or overfunded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for years ending after December 15, 2006. We implemented SFAS 158 as of December 31, 2006. See Note 1 to the consolidated financial statements for information regarding the impact of SFAS 158.

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

Commodity Price Risk Management

The costs of copper, our most significant raw material, and aluminum have historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures purchase contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts designated as cash flow hedges are summarized as follows at December 31, 2006:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2006:
Copper	16,300	2007	$2.88	$(929)

Substantially all of the unrealized loss on commodity futures outstanding at December 31, 2006 is expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, unrealized gains and losses on these contracts are recorded in income as a component of cost of goods sold. There were no open positions as of December 31, 2006.

Interest Rate Risk Management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of December 31, 2006:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
December 31, 2006:
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	$16

Foreign Currency Exchange Risk Management

We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At December 31, 2006, we had outstanding foreign currency forward exchange contracts to exchange 9 million Canadian dollars for $7.7 million in January 2007. The fair value of the forward exchange contracts was insignificant at December 31, 2006.

Purchase Commitments

We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward fixed-price purchase commitments for copper to properly match our cost to the value of the copper expected to be billed to customers. At December 31, 2006, we had forward fixed price copper purchase commitments for delivery of 20.8 million pounds through December 2007 for $66.1 million. Additionally at December 31, 2006, we had forward purchase fixed price commitments for 0.4 million pounds of aluminum through August 2007 and 505,000 MMBTUs of natural gas through December 2007 amounting to $0.7 million and $4.3 million, respectively.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, the report of the independent registered public accountants thereon, the financial statement schedule required by the SEC’s Regulation S-X, are submitted herewith as a separate section following Item 15 of this report and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls provides absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently ended fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below in this item.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Superior Essex Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule (and contains an explanatory paragraph that describes changes in methods of accounting).

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 13, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Code of Ethics

We have adopted a code of ethics which applies to all officers, directors and employees and is filed as Exhibit 14 to this Form 10-K. The Code of Ethics is available on our website, www.superioressex.com, under the “Investor Center—Corporate Governance” caption. Any amendments or waivers to the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. Information on our website, however, does not form a part of this Form 10-K.

The other information called for by this Item 10 is incorporated herein by reference to Superior Essex’s Proxy Statement, which the Company will file with the SEC within 120 days after the end of its fiscal year, to be delivered in connection with its 2007 Annual Meeting of Shareowners.

ITEM 11.         EXECUTIVE COMPENSATION

Information called for by this Item 11 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2007 Annual Meeting of Shareowners.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item 12 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2007 Annual Meeting of Shareowners.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item this 13 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2007 Annual Meeting of Shareowners.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item 14 is incorporated herein by reference to Superior Essex’s Proxy Statement to be delivered in connection with its 2007 Annual Meeting of Shareowners.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of or are incorporated by reference in this Form 10-K. The Company will furnish a copy of any exhibit without charge to any stockholder upon request to Ms. Peggy Tharp, Director of Investor Relations, at Superior Essex Inc., 150 Interstate North Parkway, Atlanta, GA, 30339

(a)(1) and (2) See the Index to Consolidated Financial Statements on page F-1 following this Item 15 for a list of financial statements and schedules filed herewith.

(a)(3)  Exhibits required by Item 601 of the SEC’s Regulation S-K are listed in Item 15(b) below.

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

10.2*	Superior Essex Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to the Superior Essex Form 10).
10.3*

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

10.8

Lease Agreement, dated as of December 16, 1993, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Transmission Products, Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of The Alpine Group, Inc. for the quarter ended January 31, 1994).

10.9

First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form  10-K of The Alpine Group, Inc. for the year ended April 30, 1995 (the “1995 Alpine 10-K”)).

10.10

Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995 Alpine 10-K).

10.11

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

10.12

First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among Superior TeleCom Inc., The Alpine Group, Inc. and ALP (TX) QRS 11- 28,  Inc. (incorporated herein by reference to Exhibit 10.12 to the Superior TeleCom S-1).

10.13

Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom Inc. and The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1999 Superior TeleCom 10-K).

10.14

Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form  10-K of Superior TeleCom Inc. for the year ended December 31, 2001).

10.15

Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(eee) to the Annual Report on Form 10- K of Superior TeleCom Inc. for the year ended December 31, 2002).

10.16

Agreement for the Transfer of Receivables among Newco Nexans Superior Essex, Nexans Winding Wires, Lacroix & Kress GmbH and Essex International Ltd., on the one hand, and Compagnie Generale d’Affacturage SA on the other, dated October 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex Inc. dated July 11, 2006).

10.17

Amendment No. 1 to the Transfer of Receivable Agreement between Essex Nexans Europe SAS, Essex Nexans and Essex Nexans L&K, on the one hand, and Compagnie Generale d’ Affacturage SA, on the other, dated July 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex Inc. dated July 11, 2006).

10.18*

Superior Essex Inc. Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)

10.19*

Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)

10.20*

Amendment to Consulting Agreement dated as of July 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to the Current Report on Form 8-K of Superior Essex dated August 1, 2005)

10.21*

Amended and Restated Agreement dated as of February 16, 2007 between the Company, Denys Gounot and DG Network (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated February 16, 2007)

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

10.27*	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)
10.28*	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.29*	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.30*	Amended and Restated Executive Bonus Plan approved March 29, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)
10.31*	Amended and Restated Executive Bonus Plan approved February 15, 2007
10.32

Shareholders Agreement dated October 21, 2005 by and between Superior Essex Inc., SE Holding, C.V., Nexans, Nexans Participations and Essex Nexans SAS (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 21,2005)

10.33*	Superior Essex Inc. 2005 Amended and Restated Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.34*	Form of Director Restricted Stock Unit Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.35*	Form of Director Option Certificate (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.36*	Form of Stock Option Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)
10.37*	Form of Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)
10.38*	Form of Performance Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)
10.39	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2006)
10.40	Amended and Restated Sublease Agreement dated January 15, 1985, between Stemp Leasing Corp., as lessor, and Essex Group, Inc., as lessee.
10.41*	Senior Vice President Amended and Restated Change of Control Employment Agreement, adopted October 26, 2006
10.42*	Superior Essex Inc. Director Compensation Plan, approved December 5, 2006
10.43*	Form of 2007 Performance Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated March 1, 2007)

14	Superior Essex Inc. Code of Ethics
21	List of Subsidiaries
23	Consent of Deloitte & Touche LL P
24	Powers of Attorney
31.1	Rule 13a-14(a) certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules. See the Index to Consolidated Financial Statements on page F-1 following this Item 15 for a list of financial statement schedules filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of Superior Essex Inc. are included at the indicated page in this Form 10-K:

Page
Audited Consolidated Financial Statements of Superior Essex Inc. as of December 31, 2006 and 2005 and for each of the Three Years in the Period Ended December 31, 2006
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Superior Essex Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Essex Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As also discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2007

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$53,493	$8,184
Accounts receivable (less allowance for doubtful accounts of $5,652 and $5,151 at December 31, 2006 and 2005, respectively)	335,620	259,615
Inventories, net	289,334	238,355
Other current assets	46,878	35,385
Total current assets	725,325	541,539
Property, plant and equipment, net	258,480	240,732
Intangible and other long-term assets	43,014	45,921
Total assets	$1,026,819	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$30,176	$34,119
Current portion of long-term debt	1,192	499
Accounts payable	161,106	143,931
Accrued expenses	94,620	92,426
Total current liabilities	287,094	270,975
Long term debt	292,675	279,226
Other long-term liabilities	59,396	51,516
Total liabilities	639,165	601,717
Minority interest in consolidated subsidiaries	28,666	20,822
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock ($.01 par value, 7,000,000 shares authorized, none issued or outstanding)	—	—
Common stock ($.01 par value; 33,000,000 shares authorized; 20,691,373 and 17,294,848 shares issued at December 31, 2006 and 2005, respectively)	207	173
Capital in excess of par value	271,821	175,928
Accumulated other comprehensive loss	(961)	(4,361)
Retained earnings	97,306	39,957
	368,373	211,697
Equity-based unearned compensation	—	(4,920)
Treasury stock, at cost (302,843 and 66,793 shares at December 31, 2006 and 2005, respectively)	(9,385)	(1,124)
Total stockholders’ equity	358,988	205,653
Total liabilities and stockholders’ equity	$1,026,819	$828,192

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$2,938,153	$1,794,966	$1,424,641
Cost of goods sold	2,664,918	1,621,484	1,286,050
Gross profit	273,235	173,482	138,591
Selling, general and administrative expenses	(149,255)	(109,693)	(92,864)
Restructuring and other charges	(2,243)	(1,121)	(2,030)
Asset impairment charges	(2,000)	(2,306)	—
Gain of sale of product line	—	10,355	—
Operating income	119,737	70,717	43,697
Interest expense	(30,261)	(28,718)	(26,334)
Gain on sale of investment	5,788	—	—
Other income (expense), net	586	(449)	69
Income before income taxes, minority interest and extraordinary gain	95,850	41,550	17,432
Income tax expense	(35,635)	(10,079)	(6,944)
Income before minority interest and extraordinary gain	60,215	31,471	10,488
Minority interest in (earnings) losses of consolidated subsidiaries	(3,737)	441	—
Income before extraordinary gain	56,478	31,912	10,488
Extraordinary gain (net of minority interest of $581)—(note 5)	871	—	—
Net income	$57,349	$31,912	$10,488
Net income per share of common stock:
Basic:
Income before extraordinary gain	$3.05	$1.92	$0.63
Extraordinary gain	0.05	—	—
Net income	$3.10	$1.92	$0.63
Diluted:
Income before extraordinary gain	$2.97	$1.88	$0.63
Extraordinary gain	0.04	—	—
Net income	$3.01	$1.88	$0.63
Weighted average shares outstanding:
Basic	18,524	16,653	16,526
Diluted	19,023	16,973	16,676

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Capital	Other				Equity-Based
	Common Stock		in Excess	Comprehensive	Retained	Treasury Stock		Unearned		Comprehensive
	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Compensation	Total	Income
Balance December 31, 2003	16,500,000	$165	$168,135	$1,221	$(2,443)	—	$—	$(3,186)	$163,892
Restricted stock awards	548,694	6	3,052	—	—	26,770	(432)	(3,055)	(429)
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	1,373	1,373
Net income	—	—	—	—	10,488	—	—	—	10,488	$10,488
Other comprehensive income:
Foreign currency translation adjustment (Note 1)	—	—	—	1,452	—	—	—	—	1,452	1,452
Additional minimum pension liability, net of tax benefit of $2,679	—	—	—	(4,190)	—	—	—	—	(4,190)	(4,190)
Change in unrealized gains on derivatives, net of tax of $994 and reclassification adjustments (Note 1)	—	—	—	1,561	—	—	—	—	1,561	1,561
Other	—	—	—	51	—	—	—	—	51	51
Total comprehensive income										$9,362

Balance December 31, 2004	17,048,694	$171	$171,187	$95	$8,045	26,770	$(432)	$(4,868)	$174,198
Restricted stock awards	160,354	1	2,698	—	—	40,023	(692)	(2,699)	(692)
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	2,647	2,647
Exercise of stock options	85,800	1	1,298	—	—	—	—	—	1,299
Recognition of pre-confirmation deferred tax assets (Note 11)	—	—	745	—	—	—	—	—	745
Net income	—	—	—	—	31,912	—	—	—	31,912	$31,912
Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustments (Note 1)	—	—	—	(1,958)	—	—	—	—	(1,958)	(1,958)
Additional minimum pension liability, net of tax benefit of $2,411	—	—	—	(3,775)	—	—	—	—	(3,775)	(3,775)
Change in unrealized gains on derivatives, net of tax of $821 and reclassification adjustments (Note 1)	—	—	—	1,290	—	—	—	—	1,290	1,290
Other	—	—	—	(13)	—	—	—	—	(13)	(13)
Total comprehensive income										$27,456

Balance December 31, 2005	17,294,848	$173	$175,928	$(4,361)	$39,957	66,793	$(1,124)	$(4,920)	$205,653
Implementation of SFAS 123(R)—(Note 1)	—	—	(3,638)	—	—	—	—	4,920	1,282
Restricted stock awards	85,607	1	—	—	—	119,914	(4,149)	—	(4,148)
Recognition of equity-based compensation	—	—	6,928	—	—	—	—	—	6,928
Exercise of stock options	459,773	4	5,979	—	—	116,136	(4,112)	—	1,871
Common stock offering	2,851,145	29	80,763	—	—	—	—	—	80,792
Excess tax benefits related to stock options and awards	—	—	5,861	—	—	—	—	—	5,861
Net income	—	—	—	—	57,349	—	—	—	57,349	$57,349
Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustments (Note 1)	—	—	—	4,387	—	—	—	—	4,387	4,387
Additional minimum pension liability, net of tax of $1,278	—	—	—	2,011	—	—	—	—	2,011	2,011
Change in unrealized net gains (losses) on derivatives, net of tax of $2,432 and reclassification adjustments (Note 1)	—	—	—	(3,793)	—	—	—	—	(3,793)	(3,793)
Other	—	—	—	(3)	—	—	—	—	(3)	(3)
Total comprehensive income										$59,951

Implementation of SFAS 158 (Note 1)	—	—	—	798	—	—	—	—	798
Balance December 31, 2006	20,691,373	$207	$271,821	$(961)	$97,306	302,843	$(9,385)	$—	$358,988

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$57,349	$31,912	$10,488
Adjustments:
Depreciation and intangible amortization	27,913	23,920	22,052
Amortization of deferred financing costs and discount	2,154	2,203	1,928
Asset impairment charges	2,000	2,306	—
Loss on early extinguishment of debt	—	—	405
Gain on sale of investment (note 5)	(5,788)	—	—
Gain on sale of product line (note 5)	—	(10,355)	—
Minority interest in earnings (losses) of consolidated subsidiaries	3,737	(441)	—
Extraordinary gain, net of minority interest	(871)	—	—
Cash settlement of derivatives	(6,224)	2,111	1,561
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(63,021)	(35,676)	(43,479)
Inventories, net	(42,120)	(21,513)	3,484
Other current and noncurrent assets	(5,463)	1,834	5,202
Accounts payable, accrued expenses and other liabilities	2,894	47,977	30,048
Other, net	6,171	3,125	2,044
Cash flows provided by (used for) operating activities before reorganization items	(21,269)	47,403	33,733
Reorganization items paid, net	—	—	(12,190)
Cash flows provided by (used for) operating activities	(21,269)	47,403	21,543
Cash flows from investing activities:
Essex Nexans acquisition, net of cash acquired	(242)	(17,196)	—
Other business and asset acquisitions	(947)	(10,000)	(87,080)
Capital expenditures	(37,519)	(19,490)	(15,344)
Net proceeds from the sale of investments, product line and other assets	8,828	11,610	1,473
Other	—	(832)	—
Cash flows used for investing activities	(29,880)	(35,908)	(100,951)
Cash flows from financing activities:
Repayments of short-term borrowings, net	(6,533)	(20,370)	(12,030)
Debt issuance costs	—	(1,591)	(5,897)
Long-term borrowings	12,026	—	250,004
Repayments of long-term borrowings	(527)	(57)	(145,000)
Proceeds from exercise of stock options	3,995	869	—
Proceeds from common stock offering, net	80,792	—	—
Excess tax benefits resulting from stock options and awards	5,861	—	—
Cash flows provided by (used for) financing activities	95,614	(21,149)	87,077
Effect of exchange rate changes on cash	844	(474)	37
Net increase (decrease) in cash and cash equivalents	45,309	(10,128)	7,706
Cash and cash equivalents at beginning of period	8,184	18,312	10,606
Cash and cash equivalents at end of period	$53,493	$8,184	$18,312
Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$28,211	$26,140	$21,462
Cash paid for income taxes, net	$35,809	$3,003	$2,122

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Description of business and basis of presentation

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and fabricated insulation materials to major original equipment manufacturers, or OEMs, for use in motors, transformers, generators and electrical controls and, through its distribution operations, to smaller OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing and distribution facilities in the United States, the United Kingdom, France, Germany, Portugal, Mexico and China.

Superior Essex Inc. (together with its subsidiaries, unless the context otherwise requires, the “Company” or “Superior Essex”), a Delaware holding company, and its operating subsidiaries were formed to acquire and conduct the business formerly conducted by Superior TeleCom Inc. (“Superior TeleCom”), and its subsidiaries, pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and implemented by Superior TeleCom effective November 10, 2003. As a result of the reorganization and the Company’s implementation of fresh-start reporting, the consolidated financial statements of the Company (the successor entity for purposes of fresh-start reporting) for periods subsequent to November 10, 2003 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of Superior TeleCom, the Company’s predecessor, for periods prior to the effective date of the plan of reorganization.

Principles of consolidation

The consolidated financial statements represent the consolidation of all majority owned companies. Investments in affiliated companies representing 20% to 50% ownership are accounted for using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements is related to the Company’s 60% owned subsidiary, Essex Nexans Europe S.A.S. (“Essex Nexans”).

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

Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. Interest capitalized in 2006 amounted to $1.3 million and insignificant amounts were capitalized in 2005 and 2004.

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

Customer sales incentives

The Company pays a sales incentive to certain customers who meet specified contractual sales volume criteria. Such amounts are recorded as a reduction of sales and are paid periodically to those qualifying customers.

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

Derivative financial instruments

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the derivative is designated as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company engages in certain derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. Cash flows from derivatives are classified in the same category as cash flows from the item being hedged.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis. Derivative financial instruments and derivative transactions reflected in the consolidated financial statements are discussed in Note 14.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries, other than its Mexican subsidiaries, are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders’ equity, and are not included in net income until realized through sale or liquidation of the investment. The Company’s Canadian subsidiary became inactive in 2002 and its accounts are remeasured using the U.S. dollar as the functional currency for periods subsequent to December 31, 2002. The Company’s Canadian subsidiary was dissolved in 2004. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur. Net losses on foreign exchange transactions were $0.5 million in 2006 and insignificant in 2005 and 2004.

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

Stock Based Compensation Plans

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and unvested stock awards) granted to employees. SFAS No. 123(R) also requires recognition of compensation expense based on the grant date fair value for the unvested portion of outstanding options and equity awards granted prior to the adoption date. Prior to the adoption of SFAS No. 123(R) the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for stock-based compensation plans. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, results from prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease in income before income taxes, minority interest and extraordinary gain, net income and net income per diluted common share of $1.0 million, $0.6 million and $0.03, respectively, for the year ended December 31, 2006. Additionally, as a result of the initial adoption of SFAS 123(R), contra-equity balances for unearned stock-based compensation of $4.9 million at December 31, 2005 were reclassified to capital in excess of par value and accrued liabilities of $1.3 million at December 31, 2005 related to unexercised stock options were credited to capital in excess of par value. Compensation expense attributable to all stock-based compensation plans is recognized on a straight-line basis over the related vesting period. The Company’s policy is to issue authorized but unissued shares to satisfy stock option exercises.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans for periods prior to the adoption of SFAS 123(R). As allowed by SFAS No. 123, prior to 2006 the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding awards for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$31,912	$10,488
Add stock-based employee compensation expense included in reported net income, net of tax	2,127	1,368
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,675)	(1,729)
Pro forma net income	$31,364	$10,127
Net income per share:
Basic—as reported	$1.92	$0.63
Basic—pro forma	1.88	0.61
Diluted—as reported	1.88	0.63
Diluted—pro forma	1.85	0.61

The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black Scholes option pricing model) for the years ended December 31, 2006, 2005 and 2004 was $12.26, $8.60 and $3.83, respectively. Options with a weighted average fair value of $6.21 were granted at an exercise price below the fair market value in accordance with the terms of the 2003 Stock Incentive Plan during the year ended December 31, 2004. The 2003 Stock Incentive Plan provided that the exercise price for options granted prior to May 10, 2004 to individuals who were members of management as of the effective date of the plan of reorganization would be the initial value of the Company’s stock on the effective date of the plan of reorganization ($10 per share).

The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Volatility	40%	43%	41%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.9%	4.1%	2.5%
Expected life (years)	6.2	6.2	3.0

The expected volatility is estimated using the historical daily volatility of the Company’s stock as well as the historical volatilities of publicly-traded stock of certain of the Company’s competitors. The Company has not made any dividend payments on its common stock and does not intend to declare cash dividends on its stock in the foreseeable future. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the stock options. The expected term was determined using the “simplified” method, as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 for the years ended December 31, 2006 and 2005. The expected life for the year ended December 31, 2004 was determined based on the Company’s expectations together with the historical experience of Superior TeleCom.

Research and development costs

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2006, 2005 and 2004 were $5.5 million, $4.6 million and $3.9 million, respectively.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $1.0 million, $1.5 million and $1.0 million, respectively.

Insurance reserves

The Company is self-insured up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to workers’ compensation and health insurance. Under current policy arrangements, the Company has a self-insured retention of $250,000 per claim with an annual aggregate self-insured retention of $4.6 million for workers compensation coverage. The self-insured retention for employee health insurance is $200,000 per employee, spouse or dependent. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liabilities for the claims incurred. Total reserves relating to self-insured programs amounted to $4.2 million and $5.4 million at December 31, 2006 and 2005, respectively.

Shipping and handling

All shipping and handling costs for products sold are included in costs of sales and all billings associated with these costs are included in revenues.

Income per share

Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The computation of diluted income per share does not assume conversion or exercise of securities that would have an antidilutive effect on income per share. Diluted income per common share is determined assuming the inclusion of outstanding stock options, warrants and grants under the treasury stock method.

Comprehensive income

Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, changes in the fair value of certain derivatives and minimum pension liability adjustments.

The components of comprehensive income included in the accompanying consolidated statements of stockholders’ equity reflect the following reclassification adjustments:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Unrealized holding gains on derivatives during the period	$14,172	$5,165	$3,985
Less reclassification adjustments for gains included in net income	(17,965)	(3,875)	(2,424)
Net unrealized net gains (losses) on derivatives	$(3,793)	$1,290	$1,561
Foreign currency translation adjustment arising during the period	$4,387	$(1,497)	$1,452
Less reclassification adjustment for amounts included in net income	—	(461)	—
Net foreign currency translation adjustment	$4,387	$(1,958)	$1,452

The components of accumulated other comprehensive loss at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)
Foreign currency translation adjustment	$4,757	$370
Unrecognized actuarial losses of defined benefit pension plans, net of tax benefit of $3,546	(4,654)	—
Unrecognized prior service costs of defined benefit pension plans, net of tax benefit of $286	(502)	—
Additional minimum pension liability, net of tax benefit of $5,090	—	(7,965)
Unrealized gain (loss) on derivatives, net of tax of $367 and $(2,065) at December 31, 2006 and 2005, respectively	(562)	3,231
Other	—	3
	$(961)	$(4,361)

Concentrations of risk and allowance for doubtful accounts

At December 31, 2006 and 2005, accounts receivable from the regional Bell operating companies (“RBOCs”) and major independent telephone companies amounted to $36.0 million and $32.2 million, respectively. Additionally, accounts receivable from two North American Magnet Wire and Distribution segment customers amounted to $46.2 million and $32.9 million at December 31, 2006 and 2005, respectively, and accounts receivable from one customer of Essex Nexans amounted to $35.5 million and $22.3 million at December 31, 2006 and 2005, respectively. See Note 17 for concentrations of risk within the Company’s business segments.

Cash and cash equivalents at December 31, 2006 consist primarily of overnight investments with a major U.S. bank.

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

Use of estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the determination of reorganization value and its allocation to assets, liabilities assumed and securities issued; allocation of the purchase price to the assets acquired and liabilities assumed in the Essex Nexans Transaction described below; the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and obligations related to employee benefits. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. The Company presents such taxes, primarily sales, use and value added taxes, on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. Interpretation No. 48 is effective for fiscal years beginning after December 15,

2006. Based on the Company’s preliminary evaluation, implementation of Interpretation No. 48 is expected to result in the recognition of additional liabilities for uncertain tax positions of up to $7 million.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income for the underfunded or overfunded status of defined benefit pension and other postretirement benefit plans. Statement 158 requires prospective application, and the recognition and disclosure requirements are effective for years ending after December 15, 2006. The Company implemented Statement 158 as of December 31, 2006. The impact of Statement 158 on individual line items of the consolidated balance sheet as of December 31, 2006 is as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	(in thousands)
Accrued expenses	$102,756	$(8,136)	$94,620
Other long-term liabilities	52,805	6,591	59,396
Total liabilities	640,710	(1,545)	639,165
Minority interest in consolidated subsidiaries	27,919	747	28,666
Accumulated other comprehensive loss	(1,759)	798	(961)
Total stockholders’ equity	358,190	798	358,988

2. Inventories

At December 31, 2006 and 2005, the components of inventories are as follows:

	December 31,
	2006	2005
	(in thousands)
Raw materials	$41,786	$32,530
Work in process	75,647	56,304
Finished goods	289,839	207,280
	407,272	296,114
LIFO reserve	(117,938)	(57,759)
	$289,334	$238,355

Inventories valued using the LIFO method amounted to $125.5 million and $119.7 million at December 31, 2006 and 2005, respectively.

During 2006 and 2005 certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income by $3.6 million and $0.3 million in 2006 and 2005, respectively.

3. Property, plant and equipment

At December 31, 2006 and 2005, property, plant and equipment consists of the following:

	December 31,
	2006	2005
	(in thousands)
Land and land improvements	$12,813	$12,945
Buildings and improvements	59,195	40,694
Machinery and equipment	258,423	233,613
	330,431	287,252
Less accumulated depreciation	71,951	46,520
	$258,480	$240,732

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $25.8 million, $21.8 million and $21.1 million, respectively.

4. Intangible and other long-term assets

At December 31, 2006 and 2005 intangible and other long-term assets are summarized as follows:

	December 31,
	2006	2005
	(in thousands)
Amortizing intangible assets, net	$26,188	$28,284
Deferred financing costs	6,494	7,077
Deferred income taxes	6,567	4,886
Other	3,765	5,674
	$43,014	$45,921

Acquired amortizing intangible assets at December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer base	$27,924	$4,000	$27,924	$2,405
Other	3,473	1,209	3,411	646
	$31,397	$5,209	$31,335	$3,051

Aggregate amortization expense for amortizing intangible assets for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $2.1 million and $1.0 million, respectively. Estimated amortization expense for the next five years is: $2.1 million in 2007, $2.1 million in 2008, $1.9 million in 2009, $1.6 million in 2010, and $1.6 million in 2011.

5. Acquisitions and Dispositions

SDS acquisition

On January 4, 2006, Essex Nexans, as defined below, acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. The assets acquired and liabilities assumed in the SDS acquisition and the pro forma results of operations reflecting the SDS acquisition are not significant. In connection with the acquisition, Essex Nexans recorded a restructuring reserve of $0.6 million related primarily to workforce reductions and the closure of certain of SDS’s leased warehouse locations. Nexans has agreed to reduce the purchase price for certain restructuring costs incurred by Essex Nexans up to a maximum of €1.0 million ($1.3 million). The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company’s results of operations from the date of acquisition. The allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the year ended December 31, 2006.

Essex Nexans

On October 21, 2005, the Company acquired Nexans’ magnet wire operations in Europe through formation of a joint venture, Essex Nexans Europe S.A.S. (“Essex Nexans”), a French holding company, combining the Company’s U.K. magnet wire business and Nexans’ European magnet wire and enamel businesses (the ”Essex Nexans Transaction’’). The Company owns 60% of the joint venture and Nexans has a 40% minority ownership. The Company believes the acquisition will enhance its ability to serve its global customer base, provide synergies with respect to its U.K. magnet wire business and increase its geographic diversification. In accordance with the Contribution and Formation Agreement (the “Agreement”) governing the transaction, the following transactions were consummated at or prior to the October 21, 2005 closing:

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

The Agreement provided for certain post-closing adjustments based on the final net book values of the acquired net assets. Essex Nexans made a provisional payment of $2.5 million to Nexans in December 2005. The post-closing adjustments were finalized in April 2006 resulting in a refund of $1.0 million of the provisional payments from Nexans to Essex Nexans.

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

In 2007, the Company will pay €3.0 million ($3.9 million) of additional contingent consideration to Nexans based on the achievement of specified levels of profitability by Essex Nexans in 2006 as provided for in the Agreement. The preliminary fair value of the net assets acquired exceeded the purchase price and therefore the full amount of this contingent payment was accrued by the Company as of October 21, 2005.

The Company has the option to purchase Nexans’ 40% interest in Essex Nexans at a price equal to €17.9 million ($23.5 million) plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement between the Company, Nexans and Essex Nexans) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions. If the Company exercises the call option on or after September 30, 2008, the call price may be increased by up to €5.0 million ($6.6 million) provided Essex Nexans achieves certain specified levels of EBITDA in 2008, 2009 or 2010. The call price is payable only in cash.

Nexans will have the right to require the Company to purchase its 40% interest in Essex Nexans at the call price, but only if Adjusted EBITDA, as defined in the Agreement, of Essex Nexans exceeds €14.0 million ($18.4 million) in 2008, 2009 or 2010. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At the Company’s option, the put price may be paid in cash by the Company or Essex Nexans or by issuance of the Company’s common stock (or a combination thereof). If the Company elects to pay the put price in Company common stock, the portion of the put price payable in common stock of the Company is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of the outstanding common stock of the Company, with any excess put price payable in cash. Furthermore, the portion of the put price paid in common stock of the Company will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares).

In connection with the transaction, Essex Nexans entered into several agreements with the Company and Nexans or their affiliates to provide certain services and products (see Note 16). Additionally, the shareholders agreement contains non-compete provisions which preclude the Company or Nexans from competing with Essex Nexans in certain specified countries primarily in Europe for a period of three years from the closing.

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

The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transaction been consummated as of January 1, 2004, nor is it intended to be a projection of future results.

Belden Asset Acquisition

On June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. (“Belden”) related to their North American copper OSP communications wire and cable business (the “Belden Asset Acquisition”). Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden’s communications business for total consideration of $83.1 million including a contingent payment of $10 million which was made in March 2005. The equipment acquired from Belden has been deployed in the Communications Cable segment. Belden retained its manufacturing facilities and employees together with all of the associated liabilities, including, among others, accounts payable, any employee-related obligations, plant shutdown costs and environmental obligations. The allocation of the purchase price is summarized as follows (in thousands):

Cash purchase price	$83,057
Acquisition costs	1,740
$84,797
Allocated to:
Inventory	34,443
Machinery and equipment	22,209
Intangible asset—customer base	28,145
$84,797

The customer base intangible asset is being amortized on a straight-line basis over 17 1/2 years. Amortization for the years ended December 31, 2006, 2005 and 2004 was $1.6 million, $1.6 million and $0.8 million, respectively. The Company installed the machinery and equipment acquired in the Belden Asset Acquisition in certain of its manufacturing plants to replace certain existing machinery and equipment. As a result, machinery and equipment with a net book value of approximately $2.2 million at June 1, 2004 was taken out of service through the second quarter of 2005. Accordingly, the Company revised the estimated depreciable lives of the replaced machinery and equipment resulting in additional depreciation charges included in cost of goods sold of $0.4 million and $1.8 million during the years ended December 31, 2005 and 2004, respectively. Additionally, the Company incurred approximately $2.1 million of plant employee training costs for acquisition-related production capacity expansion which have been included in cost of goods sold in the accompanying statement of operations for the year ended December 31, 2004.

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
$12,283

Essex Electric Disposition

In January 2006 the Company sold its investment in the common stock of Essex Electric Inc. together with its warrant to purchase additional shares of Essex Electric Inc. to The Alpine Group, Inc. for a cash payment of $8.5 million. As a result of the transaction, the Company recognized a pre-tax gain of $5.8 million. Following the sale the Company no longer has any equity interest in Essex Electric Inc.

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

6. Short-term borrowings and financing arrangements

At December 31, 2006 and 2005 short-term borrowings consist of the following:

	December 31,
	2006	2005
	(in thousands)
Senior secured revolving credit facility	$—	$13,049
Essex Nexans factoring agreement	27,185	21,070
Other	2,991	—
	$30,176	$34,119

Senior secured revolving credit facility

Superior Essex Communications and Essex Group Inc. are borrowers under a $225 million senior secured revolving credit facility. In April 2006 the senior secured revolving credit facility was amended and restated (see Note 8). Based on the terms of the amended and restated senior secured credit facility and the provisions of Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, borrowings under the senior secured credit facility are classified as long-term debt for periods subsequent to the amendment.

Essex Nexans factoring agreement

In October 2005, Essex Nexans entered into a factoring agreement with a third-party French financial institution (the “Factor”) pursuant to which Essex Nexans may assign eligible accounts receivable to the Factor. Essex Nexans can request advances in anticipation of customer collections on the assigned receivables. Interest is payable on the net outstanding advances at the Euro Overnight Index Average rate (3.69% at December 31, 2006) plus .47% per annum. The amount of advances available to Essex Nexans is limited to 88% (78% if EBITDA is less than zero for any year, equity  of the joint venture is 10% or less of total assets or social charges exceed 5% of sales) of assigned receivables up to a maximum of €35 million ($46 million). In July 2006 Essex Nexans amended the agreement to increase the maximum available advances from €35 million to €55 million ($72.3 million) until May 31, 2007. Interest on advances in excess of €35 million bear interest at the European Overnight Index Average rate plus 0.67%. Accounts receivable at December 31, 2006 include $74.9 million of receivables which have been assigned to the Factor. Undrawn availability under the agreement was $38.5 million. The factoring agreement expires in October 2008. The factoring agreement may be terminated by the Factor if Nexans ceases to own 38% to 42% of Essex Nexans. Neither the Company nor any of its domestic subsidiaries are guarantors under the factoring agreement.

Essex Nexans has been designated an unrestricted subsidiary under the indenture governing the 9% senior notes (see Note 8) and is not considered a subsidiary for purposes of the senior secured revolving credit facility. As a result, creditors of Essex Nexans may not have recourse to any assets of Superior Essex or its other subsidiaries, and Essex Nexans has no responsibility for debts or obligations incurred by Superior Essex or its other subsidiaries. Transactions with Essex Nexans, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions must also satisfy affiliate transaction tests. Further, operating profit from Essex Nexans is not generally included in determining whether financial tests for the 9% senior note indenture and senior secured revolving credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to Superior Essex.

Other

Other short-term borrowings consist of amounts outstanding under a working capital loan entered into by our subsidiary, Essex Magnet Wire (Suzhou) Ltd., providing up to 23.4 million Yuan Renminbi ($3.0 million) of financing. The loan bears interest at a fixed rate of 5.51% and matures in October 31, 2007

7. Accrued Expenses

At December 31, 2006 and 2005 accrued expenses consists of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued compensation, pension obligations and other benefits	$21,907	$29,143
Accrued interest	5,040	5,121
Accrued income taxes	4,654	15,112
Accrued self insurance costs	4,176	5,367
Accrued purchase consideration (Note 6)	4,927	4,587
Customer deposits on returnable containers	14,958	11,289
Customer deposits on purchase commitments	8,429	—
Deferred income taxes	6,213	4,520
Other	24,316	17,287
	$94,620	$92,426

8. Long-term Debt

At December 31, 2006 and 2005, long-term debt consists of the following:

	December 31,
	2006	2005
	(in thousands)
9% senior notes, net of discount of $5,252 and $5,987 at December 31, 2006 and 2005, respectively	$251,848	$251,113
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Nexans	14,847	13,416
Construction loan of Essex Magnet Wire (Suzhou) Ltd.	12,270	—
Other	9,902	10,196
	293,867	279,725
Less current portion of long-term debt	1,192	499
	$292,675	$279,226

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

Interest on the amended and restated senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin as discussed above. Obligations under the amended and restated senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the amended and restated senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified amount of eligible accounts receivable and inventory less reserves. The specified amount for accounts receivable is 85% of the value of the eligible accounts receivable. The specified amount for inventory is the lesser of (a) $110 million or (b) the lower of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding at December 31, 2006 and undrawn availability under the amended and restated senior secured credit facility was $224.2 million.

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

9% senior notes

The 9% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $257.1 million. The 9% senior notes are due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year beginning on October 15, 2004. The 9% senior notes were issued at an original issue discount of $7.1 million resulting in an effective interest rate of 9 1/2%. The net proceeds from the offering were used to redeem $145 million of 9 1/2% senior notes issued to creditors of Superior TeleCom in accordance with the plan of reorganization and to fund the Belden Asset Acquisition.

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

The indenture governing the 9% senior notes contains covenants which restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of its assets. Approximately one-half of the Company’s retained earnings are restricted from the payment of dividends under the terms of the indenture. The indenture governing the 9% senior notes was amended in September 2005 to allow for the transactions consummated in connection with the Nexans acquisition (see Note 5). The Company paid $1.6 million to the noteholders in October 2005 in connection with the amendment which is being amortized over the remaining term of the 9% senior notes.

Series A redeemable preferred stock of Superior Essex Holding

Holders of the series A preferred stock issued by Superior Essex Holding are entitled to receive cumulative cash dividends at a rate of 9 1/2% per annum per share, payable semi-annually. The series A preferred stock ranks junior to all other classes of preferred stock of Superior Essex Holding. The series A preferred stock is mandatorily redeemable on November 10, 2013 at $1 per share plus accrued and unpaid dividends. The series A preferred stock contains certain other mandatory and optional redemption provisions. Each of the 5,000,000 shares of series A preferred stock shall have one vote with respect to all matters submitted to stockholders for a vote, provided however, that holders of the series A preferred stock shall not be entitled to vote generally for directors. As a result of its mandatory redemption provisions, the series A preferred stock has been classified as long-term debt and related dividends have been recorded as interest expense in accordance with Statement of Financial Accountings Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

8.975% subordinated note of Essex Nexans

The €11.3 million ($14.8 million) subordinated note of Essex Nexans payable to Nexans is unsecured and bears interest at 8.975% per annum payable quarterly. A total of €3.8 million ($5.0 million) in principal is due September 30, 2009 and the remainder matures September 30, 2010. The maturity of the subordinated note will be accelerated if the Company exercises its call option to purchase Nexans’ minority interest in Essex Nexans (see Note 5). The subordinated note is not guaranteed by the Company or any of its domestic subsidiaries.

Construction loan of Essex Magnet Wire (Suzhou) Ltd.

In July 2006 the Company’s subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a construction loan agreement with China Construction Bank to provide 96 million Yuan Renminbi ($12.3 million) of financing for construction of the Company’s manufacturing facility in Suzhou, China. Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People’s Bank of China. The loan is secured by a mortgage on the land, facility and equipment and is repayable in two annual installments beginning July 2010. The loan is not guaranteed by the Company or any of its subsidiaries.

Other

Other debt at December 31, 2006 and 2005 consists primarily of a $7 million sale/leaseback finance obligation with a one-time purchase option with respect to one of the Company’s manufacturing facilities exercisable during the period December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair value of the leased property.

The fair value of the Company’s long-term debt at December 31, 2006 and 2005 was approximately $308.2 million and $280.5 million, respectively, based primarily on trading activity.

The aggregate contractual principal maturities of long-term debt for the five years subsequent to December 31, 2006 are as follows:

Amount
Year	(in thousands)
2007	$1,192
2008	—
2009	11,949
2010	15,698
2011	8,180
Thereafter	262,100
$299,119

9. Income per share

The computation of basic and diluted income per share for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31, 2006
	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income before extraordinary item per common share	$56,478	18,524	$3.05
Effect of dilutive securities:
Restricted stock awards	—	222
Stock options	—	264
Warrants	—	13
Diluted income before extraordinary item per common share	$56,478	19,023	$2.97

	Year Ended December 31, 2005
	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$31,912	16,653	$1.92
Effect of dilutive securities:
Restricted stock awards	—	150
Stock options	—	170
Diluted net income per common share	$31,912	16,973	$1.88

	Year Ended December 31, 2004
	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$10,488	16,526	$0.63
Effect of dilutive securities:
Restricted stock awards	—	94
Stock options	—	56
Diluted net income per common share	$10,488	16,676	$0.63

The basic and diluted income per share amounts for years ended December 31, 2006, 2005 and 2004 are computed by dividing the applicable statement of operations amount by the weighted average shares outstanding. A total of 399,828, 924,411 and 1,096,374 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the years ended December 31, 2006, 2005 and 2004, respectively. Warrants issued in connection with Superior TeleCom’s plan of reorganization to purchase 868,421 shares of the Company’s common stock expired unexercised on May 10, 2006.

10. Stock based compensation plans

In connection with the plan of reorganization, the Company adopted the Superior Essex Inc. 2003 Stock Incentive Plan (the “2003 Plan”) pursuant to which a committee of the Company’s board of directors could grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan authorized grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options under the 2003 Plan could be granted with an exercise price less than, equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted under the 2003 Plan could not exceed 10 years.

In the first quarter of 2004, in connection with emergence of its business from reorganization, the Company made certain grants to its employees and directors of options to acquire common stock of the Company at an exercise price of $10.00 per share (the “Original Options”). The 2003 Plan authorized the issuance of options granted prior to May 10, 2004 at an exercise price of $10.00 per share, the fair market value of the Company’s common stock at the time of emergence from reorganization. The fair market value of the Company’s stock on the various grant dates of the Original Options was in each case higher than $10.00 (ranging from $13.00 to $15.75). In 2005, Section 409A was added to the Internal Revenue Code to govern nonqualified deferred compensation plans, including nonqualified stock options that do not meet certain criteria. Due to the lower-than-market-value exercise price, the Original Options vesting after December 31, 2004 were not exempted from the application of Section 409A and unless amended to comply with Section 409A would have resulted in immediate taxation to the holder, plus substantial penalties and interest. Consequently, in order to avoid these unforeseeable and unintended results, and in accordance with transition relief specified in IRS and Treasury Notice 2005-1 and proposed regulations under Section 409A issued in September 2005, the Company’s board of directors in November 2005 approved an amendment to 494,650 of the Original Options to increase the exercise price to the fair market value of the Company’s common stock on the grant dates of the Original Options (the “Amended Options”). In order to compensate the holders of the Amended Options for the increase in exercise price, the board of directors also approved a grant of 118,365 shares of restricted stock of the Company having a value as of the close of business on November 1, 2005 approximately equal to the amount by which the exercise price of the Amended Options was increased, rounding to the nearest whole number of shares. These shares of restricted stock vest prorata on or about the dates the Amended Options vest. As a result of the modification to the Original Options and the concurrent restricted stock award the Company recognized additional stock-based compensation expense of $0.8 million in the fourth quarter of 2005.

In May 2005, the shareholders of the Company approved the Superior Essex Inc. 2005 Incentive Plan (the “2005 Plan”) pursuant to which a committee of the Company’s board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend and interest equivalents and cash-based awards to eligible employees, officers, non-employee directors and consultants. Stock options can be granted under the 2005 Plan with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted may not exceed 10 years. A total of 500,000 shares of common stock plus a number of shares remaining available for issuance under the 2003 Plan as of May 3, 2005 are reserved for issuance under the 2005 Plan. In addition, unissued awards and any shares underlying currently outstanding options or awards granted under the 2003 Plan which expire unexercised are available for issuance under the 2005 Plan. As a result of adoption of the 2005 Plan, no further grants or awards may be made pursuant to the 2003 Plan. . During 2005 the Company’s shareholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to participate in the purchase of the Company’s common stock. A total of 150,000 shares are available for purchase by participants under the ESPP. Shares of the Company’s common stock may be purchased under the ESPP by participants beginning April 1, 2007 at quarterly intervals at a price equal to 95% of the closing price of the Company’s stock on the last day of the quarterly purchase period.

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

Total compensation cost related to all stock-based compensation plans was $6.9 million, $3.5 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The actual income tax benefit realized for the tax deductions from option exercises and vesting of awards with respect to all stock-based compensation plans was $7.3 million, $1.0 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $6.2 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity for the years ended December 31, 2006, 2005 and 2004. Amounts for stock options expected to vest are not materially different from amounts for outstanding stock options included in the table below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	42,000	$10.00
Granted	866,750	10.53
Forfeitures	(20,000)	10.00
Outstanding at December 31, 2004	888,750	10.52
Granted	259,400	17.81
Exercised	(85,800)	10.13
Original options subject to Section 409A	(494,650)	10.00
Amended options subject to Section 409A	494,650	14.07
Forfeitures	(3,350)	10.00
Outstanding at December 31, 2005	1,059,000	14.24
Granted	24,195	25.75
Exercised	(459,773)	13.01
Forfeitures	(15,658)	16.72
Outstanding at December 31, 2006	607,764	$15.56	7.6	$10,754
Exercisable at December 31, 2006	272,050	$13.42	7.3	$5,394

The total intrinsic value (market value on the date of exercise less exercise price) of options exercised during the years ended December 31, 2006 and 2005 was $9.3 million and $0.7 million, respectively. No options were exercised during the year ended December 31, 2004. The Company’s policy is to issue authorized but unissued shares upon the exercise of options.

Pursuant to an employment agreement, a total of 330,000 unvested shares of restricted stock valued at $10 per share were granted to the Company’s Chief Executive Officer in November 2003. The restricted stock award vests at the rate of 12.5% of the shares granted at the end of each six-month period commencing on November 10, 2003. During the first quarter of 2004, the Company awarded 150,000 unvested shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards provided for vesting after 7 years with earlier vesting after 3 years if the Company’s stock price exceeded certain specified levels for a period of 20 consecutive trading days. The stock price targets were met and all of these awards vested in November 2006. All other unvested share awards generally vest over periods of 3 to 5 years.

In October 2005, the Company’s Board of Directors approved the Amended and Restated Director Compensation Plan (the “Directors’ Plan”), a subplan of the 2005 Plan. The Directors’ Plan provides for the payment of an annual cash retainer to the Company’s directors. In addition to the cash compensation, the Directors’ Plan provides for annual equity awards to non-employee directors in the form of restricted stock units (“RSUs”). The amount of RSUs granted in 2006 was approximately equal in value to the basic annual cash retainer, and each RSU represents the right to receive one share of Company common stock. The RSUs will vest on the earlier of (i) one year from the date of grant, (ii) the director’s death, disability or retirement, or (iii) the director leaving the Board within one year after a change in control. If the director leaves for any other reason prior to the end of one year, a pro rata portion of the RSUs vest. The Directors’ Plan provides that the directors may elect to receive all or a portion (in 25% increments) of their total annual cash retainer in the form of stock options or RSUs. The vesting provisions for such elective equity awards are the same as the comparable provisions for the annual RSUs. A total of 11,050 and 2,060 RSUs were granted under the Directors’ Plan in 2006 and 2005, respectively. The following table summarizes the status of the Company’s unvested share awards, including the performance share awards and RSUs discussed above, for the years ended December 31, 2006, 2005 and 2004:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested share awards outstanding at December 31, 2003	330,000	$10.00
Granted	218,683	13.97
Vested	(96,183)	10.53
Nonvested share awards outstanding at December 31, 2004	452,500	11.80
Granted	162,425	16.86
Vested	(116,175)	12.07
Nonvested share awards outstanding at December 31, 2005	498,750	13.39
Granted	298,377	25.63
Vested	(323,246)	13.50
Forfeited	(10,160)	18.77
Nonvested share awards outstanding at December 31, 2006	463,721	$21.07

The total market value at the date of vesting of share awards vesting during the years ended December 31, 2006, 2005 and 2004 was $11.0 million, $2.0 million and $1.5 million, respectively.

11. Income taxes

The provision for income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$14,562	$12,072	$6,747
State	2,089	(1,913)	(1,290)
Foreign	8,464	(625)	313
Total current	25,115	9,534	5,770
Deferred:
Federal	10,875	757	57
State	877	267	687
Foreign	(1,232)	(479)	430
Total deferred	10,520	545	1,174
Total income tax expense	$35,635	$10,079	$6,944

During the third quarter of 2005, the Company reorganized its U.K. subsidiary for U.S. income tax purposes. As a result, the Company recognized a loss related to its U.K. subsidiary on its 2005 U.S. consolidated income tax return. Accordingly, income tax expense for the year ended December 31, 2005 reflects a benefit of approximately $2.3 million attributable to this loss.

The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Additionally, the Company is subject to claims filed by various taxing authorities in connection with Superior TeleCom’s bankruptcy. Accordingly, the Company records a liability for the expected outcome of such potential assessments and claims. These liabilities, amounting to $3.3 million at December 31, 2006, are determined based upon the Company’s best estimate of assessments or claims by the Internal Revenue Service (“IRS”) or other taxing authorities resulting from existing tax exposures and claims and are adjusted, from time to time, based upon changing facts and circumstances. During 2005, the Company reached a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom. As a result of the settlement, the Company recognized a non-cash net current tax benefit of $3.8 million (net of income tax of $2.4 million) in 2005. In addition, during 2005 the Company settled certain pre-petition claims with Canadian taxing authorities resulting in a net tax benefit of $0.8 million and certain bankruptcy claims with the IRS resulting in a tax benefit of $0.4 million in 2005.

Income before income taxes, minority interest and extraordinary gain attributable to domestic and foreign operations was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
United States	$80,770	$46,204	$18,035
Foreign	15,080	(4,654)	(603)
Income before income taxes, minority interest and extraordinary gain	$95,850	$41,550	$17,432

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% because of the effect of the following items:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$33,548	$14,542	$6,101
State income tax expense (benefit), net of U.S. federal income tax benefit	2,274	1,726	(537)
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	921	98	437
Settlement of tax contingencies and claims	—	(4,993)	—
Benefit of loss on reorganization of U.K. subsidiary	—	(2,251)	—
Extraterritorial income exemption and manufacturing deduction	(1,055)	(841)	(270)
Change in valuation allowance	958	1,677	518
Other, net	(1,011)	121	695
Income tax expense	$35,635	$10,079	$6,944

Items that result in deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Sale leaseback	$2,605	$2,631
Accruals not currently deductible for tax	7,971	4,700
Pension and post-retirement benefits	13,641	17,532
Net operating loss carryforwards (principally in foreign jurisdictions)	9,751	8,670
Alternative minimum tax credit carryforwards	4,356	6,944
Other	2,826	1,100
Gross deferred tax assets	41,150	41,577
Valuation allowance	(11,795)	(9,330)
Total deferred tax assets	29,355	32,247
Deferred tax liabilities:
Property, plant and equipment	27,975	25,818
Inventories	3,012	2,682
Investments in and undistributed earnings of foreign subsidiaries	1,357	2,032
Other	1,383	2,488
Total deferred tax liabilities	33,727	33,020
Net deferred income tax liability	$(4,372)	$(773)

Net deferred tax assets and liabilities are included in the consolidated balance sheets at December 31, 2006 and 2005 as follows:

	December 31,
	2006	2005
	(in thousands)
Other current assets	$13,503	$8,203
Intangible and other long-term assets	6,567	4,886
Accrued expenses	(6,213)	(4,520)
Other long-term liabilities	(18,229)	(9,342)
	$(4,372)	$(773)

At December 31, 2006, one of Essex Nexan’s United Kingdom subsidiaries had a net operating loss carryforward of $23.8 million, which is fully reserved, which is available to offset future taxable income of the U.K. business. A total of $3.6 million of the valuation allowance relating to the U.K. net operating loss carryforward was established prior to the effective date of the plan of reorganization. Accordingly, reductions in this portion of the valuation allowance, if any, will be recorded as additions to additional paid-in-capital. Essex Nexans’ subsidiary in Portugal has a net operating loss carryforward of $5.6 million, which is fully reserved, that expires in 2007 to 2010. The Company’s Chinese subsidiary has a net operating loss carryforward of approximately $0.7 million which expires in 2011. In addition, the Chinese subsidiary is subject to a tax holiday for a two year period commencing with the first year in which the entity reports taxable income, including the application of any available net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of valuation allowances, at December 31, 2006.

12. Asset impairments, restructuring and other charges

Essex Nexans recorded a restructuring reserve of $0.2 million during 2006 with respect to planned workforce reductions at one of its manufacturing facilities in Germany. The reserve was recorded as part of the continued refinement of the initial purchase price allocation to the assets and liabilities acquired in the Essex Nexans acquisition (see Note 5) and did not impact operating results. Essex Nexans also recorded a restructuring reserve of $0.7 million as part of the initial purchase price allocation in connection with the acquisition of SDS (see Note 5). During the year ended December 31, 2006, Essex Nexans recorded a provision of $1.9 million which was charged to operations related to workforce reductions and warehouse closures at the Company’s U.K. magnet wire and distribution operations and $0.2 million related to warehouse closures at SDS. A summary of the changes in the restructuring reserves for the year ended December 31, 2006 is as follows:

	Germany	SDS	U.K.	Total
	(in thousands)
Balance at December 31, 2005	$—	$—	$134	$134
Essex Nexans transaction	243	—	—	243
SDS acquisition	—	695	—	695
Increases charged to operations	—	206	1,870	2,076
Payments	(255)	(941)	(1,612)	(2,808)
Foreign currency effects	12	40	(2)	50
Balance at December 31, 2006	$—	$—	$390	$390

In addition to the amounts above, restructuring and other charges for the year ended December 31, 2006 included $0.2 million of facility exit costs primarily related to closure of a warehouse and the prior year closure of an insulation manufacturing facility in our North American Magnet Wire and Distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the year ended December 31, 2005 consisted of $0.7 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia as well as several warehouses in the North American Magnet Wire and Distribution segment, $0.1 million of facility exit costs related to the closure of a warehouse in the European Magnet Wire and Distribution segment and $0.3 million of professional fees related to the implementation and administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals. Restructuring and other charges for the year ended December 31, 2004 were $2.0 million consisting primarily of ongoing professional fees related to the implementation of the plan of reorganization and employee retention and severance payments under plans established by Superior TeleCom during the pendency of its bankruptcy proceedings.

During 2006 the Company recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment.

In 2005, the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company’s U.K. subsidiary. The Company evaluated the long-lived assets of its U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Nexans Transaction (see Note 5). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

13. Employee benefits

Pension and postretirement benefits

The Company and its subsidiaries sponsor several defined benefit pension plans. The defined benefit pension plans generally provide for payment of benefits, commencing at retirement (between the ages of 50 and 65), based on the employee’s length of service and earnings. Benefit accruals for U.S. salaried employees and non-union hourly employees were frozen effective January 22, 2004 and benefit accruals for certain U.S. union employees were frozen during 2005 and 2006. The pension plan sponsored by the Company’s U.K. subsidiary was closed to new entrants in June 2004. In 2004 the Company settled its previously terminated Canadian defined benefit pension plan resulting in the payment of benefits from the plan of approximately $9.0 million.

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

The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the years ended December 31, 2006 and 2005 are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans
					Post-Retirement
	U.S. Plans		Non U.S. Plans		Health Care Benefits
	Year Ended December 31,
	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$123,944	$116,986	$23,872	$16,542	$3,119	$2,960
Service cost	1,872	1,867	677	423	55	58
Interest cost	6,940	6,488	1,102	881	168	162
Actuarial loss (gain)	(388)	2,815	(2,726)	2,734	(176)	9
Impact of foreign currency exchange	—	—	2,910	(1,984)	—	—
Employee contributions	—	—	129	162	—	—
Benefits paid	(5,163)	(4,212)	(2,601)	(426)	(19)	(70)
Acquisitions (Note 5)	—	—	18	5,540	—	—
Benefit obligation at end of period	127,205	123,944	23,381	23,872	3,147	3,119
Change in plan assets:
Fair value of plan assets at beginning of period	86,013	83,047	16,377	15,128	—	—
Actual return on plan assets	9,405	3,230	1,221	3,134	—	—
Employer contributions	8,421	3,948	308	162	19	70
Employee contributions	—	—	129	162	—	—
Impact of foreign currency exchange	—	—	2,209	(1,783)	—	—
Benefits paid	(5,163)	(4,212)	(2,601)	(426)	(19)	(70)
Fair value of plan assets at end of period	98,676	86,013	17,643	16,377	—	—
Funded status	(28,529)	(37,931)	(5,738)	(7,495)	(3,147)	(3,119)
Unrecognized actuarial (gain) loss	—	13,166	—	1,043	—	(187)
Unrecognized prior service cost	—	790	—	—	—	81
Net amount recognized	$(28,529)	$(23,975)	$(5,738)	$(6,452)	$(3,147)	$(3,225)
Amounts recognized in the consolidated balance sheets at year end:
Accrued benefit liability	$(28,529)	$(36,855)	$(5,738)	$(6,745)	$(3,147)	$(3,225)
Accumulated other comprehensive income	—	12,880	—	293	—	—
Net amount recognized	$(28,529)	$(23,975)	$(5,738)	$(6,452)	$(3,147)	$(3,225)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost:
Unrecognized prior service cost	$715	NA	$—	NA	$73	NA
Unrecognized actuarial (gain) loss	9,895	NA	(2,115)	NA	(430)	NA
	$10,610	NA	$(2,115)	NA	(357)	NA

The total accumulated benefit obligation for all defined benefit plans was $147.2 million and $143.0 million at December 31, 2006 and 2005, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)
Projected benefit obligation	$133,238	$129,929
Accumulated benefit obligation	131,232	128,009
Fair value of plan assets	98,676	86,013

The defined benefit pension plan weighted average asset allocations by asset category at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Asset category:
Equity securities
U.S. plans	64%	—%
Non U.S. plans	75	91
Fixed income investments:
U.S. plans	31	17
Non U.S. plans	24	9
Cash equivalents:
U.S. plans	5	83
Non U.S. plans	1	—

Pension plan assets for the U.S. defined benefit plans are managed by an investment committee. The investment committee has engaged an investment consultant to provide advice on the investment program and assist in developing investment policy and selecting outside investment managers. In December of 2005 the Company adopted two distinct investment strategies for its U.S. plans: a global investment strategy and a domestic investment strategy together seeking long-term appreciation and consistency of total portfolio returns with a target average return of 6%-8% compounded annually over a five-year rolling time frame. At December 31, 2005, the plan assets were in the process of being transferred to the new investment strategy and therefore a large portion of the assets consisted of cash equivalents pending implementation of the new investment strategy. The global strategy consists of investments in the UBS Global Securities Collective Fund which invests primarily in equity, debt and money market instruments in global market sectors around the world. The targeted asset allocation of the UBS Global Securities Collective Fund is 65% equities (+/- 30%) and 35% bonds (+/- 30%). The domestic investment strategy consists of investments in actively managed index funds that integrate asset allocation strategies across U.S. domestic capital markets. The targeted asset allocation of the domestic investment strategy is 60% equities (range of +/- 30%), 39% fixed income (range of 0% to +30%) and 1% cash equivalents (range of 0% to 50%). Prior to December 2005, the investment policy was designed to seek long-term appreciation with a target average return of 8% compounded annually over a five-year moving time frame and provided for the following targeted asset allocation ranges: equity investments of 40-60%; fixed income investments of 25-50%; cash equivalents of 3-10%; and alternative investments (hedge funds) of 5%.

Pension assets for the Company’s U.K. defined benefit plan are managed by the plan trustees in consultation with investment advisors. The investment policy seeks to outperform various broad market indices by 1%. The investment policy provides for the following targeted asset allocation ranges: equity investments of 70-80% and fixed income investments of 20-30%.

The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the years ended December 31, 2006, 2005 and 2004 are presented below:

	Defined Benefit Pension Plans
	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,549	$2,290	$1,397
Interest cost	8,042	7,369	7,091
Expected return on plan assets	(8,082)	(7,721)	(7,180)
Amortization of prior service cost	75	75	31
Actuarial loss	462	5	—
Total	$3,046	$2,018	$1,339

	Post-Retirement Health Care Benefits
	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$55	$58	$48
Interest cost	168	162	140
Amortization of prior service cost	7	7	4
Actuarial (gain) loss	—	—	(2)
Total	$230	$227	$190

Past service costs of $0.1 million included in other comprehensive income at December 31, 2006 are expected to be recognized as a component of net periodic benefit cost in 2007.

The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2006, 2005 and 2004 were determined based upon the following weighted average assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	2006	2005	2004	2006	2005	2004
U.S. Plans:
Discount rate	5.8%	5.5%	5.6%	5.8%	5.5%	5.6%
Increase in future compensation	5.0	5.0	5.0	N/A	N/A	N/A
Non U.S. Plans:
Discount rate	5.1	4.6	5.3	N/A	N/A	N/A
Increase in future compensation	2.9	2.9	2.9	N/A	N/A	N/A

The assumption regarding increases in future compensation with respect to the U.S. plans relates to the SERP only.

The net periodic benefit cost of the defined benefit pension plans was determined using the following weighted average assumptions:

	Superior Essex Inc.
	Year Ended December 31,
	2006	2005	2004
U.S. Plans:
Discount rate	5.5%	5.6%	6.0%
Expected return on plan assets	8.0	8.0	8.0
Increase in future compensation	5.0	5.0	5.0
Non U.S. Plans:
Discount rate	4.6	5.1	5.4
Expected return on plan assets	6.7	7.7	7.7
Increase in future compensation	2.9	2.9	2.7

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

Benefit payments under the Company’s defined benefit pension plans and post-retirement health care benefit plan, which reflect expected future service, are expected to be paid as follows:

Year	Defined Benefit Pension Plans	Post-Retirement Health Care Benefits
	(in thousands)
2007	$5,996	$75
2008	6,300	100
2009	6,463	126
2010	6,713	144
2011	6,933	159
2012 through 2016	49,694	1,057

The Company expects to contribute $8.3 million to its defined benefit pension plans in 2007.

The Company assumed several defined contribution plans covering substantially all U.S. employees. The plans provide for limited company matching of participants’ contributions. The Company’s contributions for the years ended December 31, 2006, 2005 and 2004 were $3.4 million, $3.2 million and $2.6 million, respectively.

14. Derivative financial instruments and fair value information

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

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures purchase contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts designated as cash flow hedges are summarized as follows at December 31, 2006 and 2005:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2006:
Copper	16,300	2007	$2.88	$(929)
December 31, 2005:
Copper	16,250	2006	1.93	4,947
Copper	2,025	2007	1.75	348
				$5,295

Substantially all of the unrealized loss on commodity futures outstanding at December 31, 2006 is expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

Essex Nexans enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, unrealized gains and losses on these contracts are recorded in income as a component of cost of goods sold. Net gains recognized on these contracts were $1.1 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. There were no open positions as of December 31, 2006 or 2005.

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreement was outstanding as of December 31, 2006 and 2005:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)
December 31, 2006:
Interest rate cap	$15,000	30-day LIBOR	5.0%	April 2007	$16
December 31, 2005
Interest rate cap	30,000	30-day LIBOR	7.0%	December 2006	—
Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	18
Interest rate cap	12,500	30-day LIBOR	5.0%	May 2006	—

Foreign currency exchange risk management

We engage, to a limited extent, in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At December 31, 2006, we had outstanding foreign currency forward exchange contracts to exchange 9.0 million Canadian dollars for $7.7 million in January 2007. Net gains

(losses) recognized on these contracts were $(0.1) million, $0.2 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the forward exchange contracts was insignificant at December 31, 2006.

15. Commitments and contingencies

The Company has various operating leases, primarily for warehouse space and certain manufacturing plants. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Total rent expense under cancelable and noncancelable operating leases was $10.1 million, $8.2 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year
2007	$7,400
2008	6,031
2009	3,587
2010	1,968
2011	1,227
Thereafter	4,042
$24,255

The Company is involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlement, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, management believes it has valid defenses with respect to all legal matters against the Company and its subsidiaries and does not believe any such matters, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, liquidity or results of operations.

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

The Company is subject to federal, foreign, state and local environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. The Company does not believe that compliance with environmental laws and regulations will have a material effect on its capital expenditures, net income or competitive position.

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at December 31, 2006. These accruals are not material to the Company’s operations or financial position.

In 2006 the Company entered into indemnification agreements with its directors and certain members of management. The agreements provide that the Company will indemnify the directors and specified officers to the full extent permitted by applicable law against expenses, judgments, fines and amounts paid in settlement by the directors or officers in connection with legal proceedings in which the director or officer is involved by reason of their service to the Company as an officer or director. The agreements terminate upon the later of six years after termination of service or final termination of any proceeding to which the agreements apply.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments for copper to properly match its cost to the value of the copper expected to be billed to customers. At December 31, 2006, the Company had forward fixed price copper purchase commitments for delivery of 20.8 million pounds through December 2007 for $66.1 million. Additionally at December 31, 2006, the Company had forward purchase fixed price commitments for 0.4 million pounds of aluminum through August 2007 and 505,000 MMBTUs of natural gas through December 2007 amounting to $0.7 million and $4.3 million, respectively.

16. Related party transactions

Essex Nexans has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $322.0 million and $36.4 million in 2006 and 2005, respectively. Additionally, at December 31, 2006 Essex Nexans has $14.8 million of outstanding subordinated debt payable to Nexans (see Note 8).

Essex Nexans leases its manufacturing facility in Chauny, France from Nexans for an annual rental of €100 thousand. The lease expires in October 2009 at which time Essex Nexans has an option to purchase the facility from Nexans for €1.4 million less rent paid under the lease.

The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation (“Femco”). Net sales to Femco were $25.4 million, $14.1 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The operations of Femco and the Company’s equity in the earnings of Femco are not significant.

In December 2002, Superior TeleCom sold its electrical wire business to Essex Electric Inc. (“Essex Electric”), a subsidiary of Superior TeleCom’s then parent company, The Alpine Group Inc. In connection with the transaction Superior TeleCom received a warrant valued at $1.0 million to purchase 19.9% of the common stock of Essex Electric. In addition preemptive rights were granted to Superior TeleCom, which the Company acquired in accordance with the plan of reorganization, to purchase a pro rata share of any new equity securities issued by Essex Electric such that Superior TeleCom’s ownership on a fully diluted basis, after consideration of exercise of the warrant, would remain at 19.9%. The Company and Superior TeleCom subsequently invested a total of $1.7 million representing their pro rata share of additional equity offerings made by Essex Electric. In January 2006, Alpine purchased all of the Company’s interest in Essex Electric, including the outstanding warrant, for a total cash price of $8.5 million.

In connection with the sale of its electrical business, Superior TeleCom and Essex Electric entered into a Supply and Transitional Services Agreement (the “Supply Agreement”). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The purchase price for copper rod specified in the Supply Agreement was based on the COMEX price plus an adder to reflect conversion to copper rod. The Supply Agreement also provided for Superior’s provision of certain administrative services to Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. In November 2003, the Supply Agreement was replaced by a new agreement and the Company continued to sell copper rod to Essex Electric through January 2006. The Company also provided certain specified administrative services that were more limited than those contained in the original agreement through December 2004. Total sales of copper rod by the Company to Essex Electric were $7.1 million, $90.0 million and $87.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004. Total charges for administrative services were $1.1 million for the year ended December 31, 2004.

17. Business segments and foreign operations

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are Communications Cable, North American Magnet Wire and Distribution, European Magnet Wire and Distribution and Copper Rod. The Communications Cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American Magnet Wire and Distribution segment, which includes our operations in China, manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American Magnet Wire and Distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European Magnet Wire and Distribution segment consists of Essex Nexans and manufactures and markets magnet wire used in motors, transformers and electrical coils and controls primarily in Europe. Essex Nexans also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. The Copper Rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The Copper Rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and executive payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The components of restructuring and other charges and asset impairments are discussed in Note 12.

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

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net sales(a):
Communications Cable(b)	$817,886	$678,669	$530,370
North American Magnet Wire and Distribution(c)	1,029,417	715,706	569,162
European Magnet Wire and Distribution(d)	647,015	105,786	42,265
Copper Rod(e)	443,835	294,805	282,844
	$2,938,153	$1,794,966	$1,424,641
Depreciation and amortization expense:
Communications Cable	$14,334	$12,548	$11,927
North American Magnet Wire and Distribution	10,121	9,936	8,604
European Magnet Wire and Distribution	2,196	755	863
Copper Rod	1,068	605	577
Corporate and other	194	76	81
	$27,913	$23,920	$22,052
Operating income (loss):
Communications Cable	$90,064	$54,387	$30,690
North American Magnet Wire and Distribution	42,125	34,839	32,029
European Magnet Wire and Distribution	19,341	(3,667)	(1,691)
Copper Rod	(276)	(681)	1,740
Corporate and other	(27,274)	(21,089)	(17,041)
Restructuring and other charges and asset impairments	(4,243)	(3,427)	(2,030)
Gain on sale of product line	—	10,355	—
	$119,737	$70,717	$43,697
Capital and long-lived asset expenditures:
Communications Cable(f)	$8,842	$8,429	$58,231
North American Magnet Wire and Distribution(g)	29,018	9,910	8,972
European Magnet Wire and Distribution	6,197	1,182	7
Copper Rod	690	355	484
Corporate and other	78	451	233
	$44,825	$20,327	$67,927

	December 31,
	2006	2005
Total assets:
Communications Cable	$388,892	$309,301
North American Magnet Wire and Distribution	339,045	290,701
European Magnet Wire and Distribution	247,337	182,533
Copper Rod	41,323	39,450
Corporate and other	10,222	6,207
	$1,026,819	$828,192

(a)           One customer accounted for 10% of consolidated net sales for the year ended December 31, 2006. No customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2005 and 2004.

(b)          Two customers accounted for 36% and 11%, respectively, of the Communications Cable segment’s net sales for the year ended December 31, 2006. Four customers accounted for 21%, 17%, 11% and 10%, respectively, of the Communications Cable segment’s net sales for the year ended December 31, 2005. Four customers accounted for 18%, 14%, 12% and 11%, respectively, of the Communications

Cable segment’s net sales for the year ended December 31, 2004. Net sales to the RBOCs and major independent telephone companies accounted for 67%, 68% and 66% of the Communications Cable segment’s sales for the years ended December 31, 2006, 2005 and 2004, respectively.

(c)           Two customers accounted for 16% and 10%, respectively, of the North American Magnet Wire and Distribution segment’s sales for the year ended December 31, 2006. One customer accounted for 10% and 11% of the North American Magnet Wire and Distribution segment’s sales for the years ended December 31, 2005 and 2004, respectively.

(d)          Two customers accounted for 15% and 12%, respectively, of the European Magnet Wire and Distribution segment’s net sales for the year ended December 31, 2006.

(e)           Three customers accounted for 45%, 34% and 13%, respectively, of the Copper Rod segment’s net sales for the year ended December 31, 2006. Two customers accounted for 45% and 31%, respectively, of the Copper Rod segment’s net sales for the year ended December 31, 2005 and two customers accounted for 36% and 31%, respectively of sales for the year ended December 31, 2004.

(f)             Includes machinery and equipment of $22.2 million and customer base intangibles of $28.1 million acquired in 2004 in connection with the Belden Asset Acquisition.

(g)           Includes intangible assets of $2.2 million acquired in 2004 in connection with the Nexans Asset Acquisition.

The following provides information about domestic and foreign operations for the years ended December 31, 2006, 2005 and 2004. Net sales are attributed to the location in which the sale was originated.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net sales:
North America	$2,291,138	$1,689,180	$1,382,376
United Kingdom	87,174	37,886	42,265
France	188,178	27,348	—
Germany	345,352	37,195	—
Other European countries	26,311	3,357	—
	$2,938,153	$1,794,966	$1,424,641

	December 31,
	2006	2005
	(in thousands)
Long-lived assets, net:
United States	$228,546	$243,758
Mexico	23,108	25,248
Europe	15,805	10,150
China	27,468	2,611
	$294,927	$281,767

18. Quarterly financial information (unaudited)

The unaudited quarterly results of operations of the Company for the years ended December 31, 2006 and 2005 are as follows:

	2006
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$651,694	$818,193	$796,289	$671,977
Gross profit	58,449	86,699	72,354	55,733
Restructuring and other charges and asset impairment charge	781	197	2,117	1,148
Operating income	22,056	48,264	32,712	16,705
Gain on sale of investment	5,788	—	—	—
Income before extraordinary gain	12,228	22,819	14,707	6,724
Net income	$13,099	$22,819	$14,707	$6,724
Income per share of common stock(a):
Basic:
Income before extraordinary gain	$0.73	$1.31	$0.74	$0.34
Net income	0.78	1.31	0.74	0.34
Diluted:
Income before extraordinary gain	0.71	1.27	0.72	0.33
Net income	$0.76	$1.27	$0.72	$0.33

	2005
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$403,288	$429,946	$439,120	$522,612
Gross profit	41,921	44,370	42,878	44,313
Restructuring and other charges and asset impairment charge	2,758	180	89	400
Gain of sale of product line	10,355	—	—	—
Operating income	24,045	19,500	16,807	10,365
Net income	$9,981	$7,034	$11,862	$3,035
Net income per share of common stock(a):
Basic	$0.60	$0.42	$0.71	$0.18
Diluted:	$0.59	$0.42	$0.70	$0.18

(a)           Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income per share for the four quarterly periods may not equal the net income per share for the twelve month period.

19. Supplemental guarantor information

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

Investments in subsidiaries are presented on the equity method. Intercompany transactions are eliminated in consolidation. Changes in intercompany balances are treated as financing activities for purposes of statement of cash flows information.

	Balance Sheet Information
	December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$94	$44,071	$2	$9,326	$—	$53,493
Accounts receivable, net	—	192,648	3,979	138,993	—	335,620
Inventories, net	—	203,041	13,344	72,949	—	289,334
Other current assets	9,288	22,398	623	14,569	—	46,878
Total current assets	9,382	462,158	17,948	235,837	—	725,325
Property, plant and equipment, net	497	193,398	15,227	49,358	—	258,480
Intangible and other long-term assets	4,014	34,275	—	8,780	(4,055)	43,014
Investment in subsidiaries	266,174	102,222	223,683	—	(592,079)	—
Intercompany accounts	95,378	—	21,378	—	(116,756)	—
Total assets	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$30,176	$—	$30,176
Current portion of long-term debt	—	—	—	1,192	—	1,192
Accounts payable	4,537	82,611	3,392	70,566	—	161,106
Accrued expenses	6,862	32,127	220	55,411	—	94,620
Total current liabilities	11,399	114,738	3,612	157,345	—	287,094
Long term-debt	—	258,848	5,000	28,827	—	292,675
Other long-term liabilities	5,058	45,760	3,450	9,183	(4,055)	59,396
Intercompany accounts	—	101,946	—	14,810	(116,756)	—
Total liabilities	16,457	521,292	12,062	210,165	(120,811)	639,165
Minority interest	—	—	—	28,666	—	28,666
Stockholders’ equity	358,988	270,761	266,174	55,144	(592,079)	358,988
Total liabilities and stockholders’ equity	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819

	Balance Sheet Information
	December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69	$395	$125	$7,595	$—	$8,184
Accounts receivable, net	—	167,744	2,613	89,258	—	259,615
Inventories, net	—	165,688	12,519	60,148	—	238,355
Other current assets	2,643	17,008	369	15,365	—	35,385
Total current assets	2,712	350,835	15,626	172,366	—	541,539
Property, plant and equipment, net	613	203,325	17,082	19,712	—	240,732
Intangible and other long-term assets	11,067	36,940	2	6,097	(8,185)	45,921
Investment in subsidiaries	210,849	71,488	183,231	—	(465,568)	—
Intercompany accounts	10,040	—	5,303	—	(15,343)	—
Total assets	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$13,049	$—	$21,070	$—	$34,119
Current portion of long-term debt	—	—	—	499	—	499
Accounts payable	4,483	93,321	1,779	44,348	—	143,931
Accrued expenses	22,894	32,271	237	37,024	—	92,426
Total current liabilities	27,377	138,641	2,016	102,941	—	270,975
Long term-debt	—	258,113	5,000	16,113	—	279,226
Other long-term liabilities	2,251	43,859	3,379	10,212	(8,185)	51,516
Intercompany accounts	—	6,297	—	9,046	(15,343)	—
Total liabilities	29,628	446,910	10,395	138,312	(23,528)	601,717
Minority interest	—	—	—	20,822	—	20,822
Stockholders’ equity	205,653	215,678	210,849	39,041	(465,568)	205,653
Total liabilities and stockholders’ equity	$235,281	$662,588	$221,244	$198,175	$(489,096)	$828,192

	Statement of Operations Information
	Year Ended December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$27,607	$2,272,818	$237,612	$668,629	$(268,513)	$2,938,153
Cost of goods sold	—	2,070,003	217,318	618,503	(240,906)	2,664,918
Gross profit	27,607	202,815	20,294	50,126	(27,607)	273,235
Selling, general and administrative expenses	(27,228)	(110,006)	(8,793)	(30,835)	27,607	(149,255)
Restructuring and other charges	(379)	(199)	—	(1,665)	—	(2,243)
Asset impairment charge	—	(2,000)	—	—	—	(2,000)
Operating income	—	90,610	11,501	17,626	—	119,737
Interest expense	(1)	(31,226)	(475)	(3,111)	4,552	(30,261)
Gain on sale of investment	5,788	—	—	—	—	5,788
Other income (expense), net	3,866	856	825	(409)	(4,552)	586
Income before income taxes, equity in earnings (loss) of subsidiaries, minority interest and extraordinary gain	9,653	60,240	11,851	14,106	—	95,850
Provision for income taxes	(3,572)	(20,775)	(4,298)	(6,990)	—	(35,635)
Equity in earnings of subsidiaries	51,268	12,123	43,715	—	(107,106)	—
Minority interest in earnings of subsidiary	—	—	—	(3,737)	—	(3,737)
Extraordinary gain	—	—	—	871	—	871
Net income	$57,349	$51,588	$51,268	$4,250	$(107,106)	$57,349

	Statement of Operations Information
	Year Ended December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$21,466	$1,698,985	$152,654	$123,027	$(201,166)	$1,794,966
Cost of goods sold	—	1,541,793	141,456	117,935	(179,700)	1,621,484
Gross profit	21,466	157,192	11,198	5,092	(21,466)	173,482
Selling, general and administrative expenses	(21,045)	(95,038)	(8,285)	(6,791)	21,466	(109,693)
Restructuring and other charges	(324)	(663)	—	(134)	—	(1,121)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355
Operating income (loss)	97	71,846	2,913	(4,139)	—	70,717
Interest expense	—	(27,966)	(397)	(355)	—	(28,718)
Other income (expense), net	(97)	398	(144)	(606)	—	(449)
Income (loss) before income taxes, equity in earnings (loss) of subsidiaries and minority interest	—	44,278	2,372	(5,100)	—	41,550
Provision for income taxes	—	(8,922)	(909)	(248)	—	(10,079)
Equity in earnings (loss) of subsidiaries	31,912	(3,393)	30,449	—	(58,968)	—
Minority interest in losses of subsidiary	—	—	—	441	—	441
Net income (loss)	$31,912	$31,963	$31,912	$(4,907)	$(58,968)	$31,912

	Statement of Operations Information
	Year Ended December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$18,174	$1,386,331	$88,854	$54,734	$(123,452)	$1,424,641
Cost of goods sold	—	1,249,961	87,821	53,546	(105,278)	1,286,050
Gross profit	18,174	136,370	1,033	1,188	(18,174)	138,591
Selling, general and administrative expenses	(16,998)	(92,032)	(401)	(1,607)	18,174	(92,864)
Restructuring and other charges	(1,149)	(881)	—	—	—	(2,030)
Operating income (loss)	27	43,457	632	(419)	—	43,697
Interest expense	(23)	(25,809)	(463)	(39)	—	(26,334)
Other income (expense), net	(4)	185	33	(145)	—	69
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	17,833	202	(603)	—	17,432
Provision for income taxes	—	(6,476)	(77)	(391)	—	(6,944)
Equity in earnings (loss) of subsidiaries	10,488	(551)	10,363	—	(20,300)	—
Net income (loss)	$10,488	$10,806	$10,488	$(994)	$(20,300)	$10,488

	Statement of Cash Flows Information
	Year Ended December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used in) operating activities	$(13,819)	$(12,775)	$8,680	$(3,355)	$—	$(21,269)
Cash flows from investing activities:
Capital expenditures	(78)	(12,833)	(6)	(24,602)	—	(37,519)
Business acquisitions, net of cash acquired	—	—	—	(1,189)	—	(1,189)
Proceeds from sale of investments and other assets	8,750	78	—	—	—	8,828
Investment in subsidiaries	—	(8,900)	—	—	8,900	—
Dividends received	—	—	476	—	(476)	—
Cash flows provided by (used for) investing activities	8,672	(21,655)	470	(25,791)	8,424	(29,880)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	—	(13,049)	—	6,516	—	(6,533)
Proceeds from long-term borrowings	—	—	—	12,026	—	12,026
Repayments of long-term borrowings	—	—	—	(527)	—	(527)
Proceeds from common stock offering	80,792	—	—	—	—	80,792
Intercompany accounts	(85,476)	91,631	(9,273)	9,793	(6,675)	—
Capital contributions	—	—	—	2,225	(2,225)	—
Dividends paid	—	(476)	—	—	476	—
Proceeds from exercise of stock options	3,995	—	—	—	—	3,995
Other	5,861	—	—	—	—	5,861
Cash flows provided by (used for) financing activities	5,172	78,106	(9,273)	30,033	(8,424)	95,614
Effect of exchange rate changes on cash	—	—	—	844	—	844
Net increase (decrease) in cash and cash equivalents	25	43,676	(123)	1,731	—	45,309
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$94	$44,071	$2	$9,326	$—	$53,493

	Statement of Cash Flows Information
	Year Ended December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$4,192	$37,845	$1,829	$3,537	$—	$47,403
Cash flows from investing activities:
Essex Nexans acquisition, net of cash acquired	—	—	—	(17,196)	—	(17,196)
Belden and Nexans asset acquisitions	—	(10,000)	—	—	—	(10,000)
Capital expenditures	(451)	(14,937)	(916)	(3,186)	—	(19,490)
Net proceeds from sale of assets and product line	11	11,599	—	—	—	11,610
Investment in subsidiaries	—	(20,785)	—	—	20,785	—
Other	—	—	475	(832)	(475)	(832)
Cash flows used for investing activities	(440)	(34,123)	(441)	(21,214)	20,310	(35,908)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(16,951)	—	(3,419)	—	(20,370)
Debt issuance costs	—	(1,591)	—	—	—	(1,591)
Repayments of long-term borrowings	—	—	—	(57)	—	(57)
Intercompany accounts	(4,658)	(1,347)	(1,306)	7,311	—	—
Capital contributions	—	—	—	20,785	(20,785)	—
Proceeds from exercise of stock options	869	—	—	—	—	869
Other	—	(475)	—	—	475	—
Cash flows provided by (used for) financing activities	(3,789)	(20,364)	(1,306)	24,620	(20,310)	(21,149)
Effect of exchange rate changes on cash	—	(1,060)	—	586	—	(474)
Net increase (decrease) in cash and cash equivalents	(37)	(17,702)	82	7,529	—	(10,128)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312
Cash and cash equivalents at end of period	$69	$395	$125	$7,595	$—	$8,184

	Statement of Cash Flows Information
	Year Ended December 31, 2004
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$1,187	$23,717	$(399)	$(2,962)	$—	$21,543
Cash flows from investing activities:
Belden and Nexans asset acquisitions	—	(87,080)	—	—	—	(87,080)
Capital expenditures	(233)	(12,774)	(2,092)	(245)	—	(15,344)
Proceeds from asset sales	—	1,473	—	—	—	1,473
Other	—	2,412	475	—	(2,887)	—
Cash flows used for investing activities	(233)	(95,969)	(1,617)	(245)	(2,887)	(100,951)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(11,910)	—	(120)	—	(12,030)
Debt issuance costs	—	(5,897)	—	—	—	(5,897)
Long-term borrowings	—	250,004	—	—	—	250,004
Repayments of long-term borrowings	—	(145,000)	—	—	—	(145,000)
Intercompany accounts	(848)	(3,783)	1,759	2,872	—	—
Other	—	(475)	—	(2,412)	2,887	—
Cash flows provided by (used for) financing activities	(848)	82,939	1,759	340	2,887	87,077
Effect of exchange rate changes on cash	—	866	—	(829)	—	37
Net increase (decrease) in cash and cash equivalents	106	11,553	(257)	(3,696)	—	7,706
Cash and cash equivalents at beginning of period	—	6,544	300	3,762	—	10,606
Cash and cash equivalents at end of period	$106	$18,097	$43	$66	$—	$18,312

20. Subsequent event

In January, 2007, the Company announced the execution of two definitive agreements, one to acquire certain assets related to Nexans’ remaining North American magnet wire business in Simcoe, Canada and the other to acquire Nexans’ 80% ownership interest in a magnet wire facility located in Tianjin, China. The purchase price for the Canadian transaction is $17.6 million, subject to adjustment based on inventory values and the value of certain assumed liabilities. The purchase price for the 80% ownership interest in the Tianjin operations is €11.2 million ($14.7 million), less 80% of the debt of the operation outstanding at closing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007	SUPERIOR ESSEX INC.
	By:	/s/ STEPHEN M. CARTER
Stephen M. Carter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
*	Chairman of the Board	March 15, 2007
Monte R. Haymon
/s/ STEPHEN M. CARTER	Chief Executive Officer and Director	March 15, 2007
Stephen M. Carter	(principal executive officer)
/s/ DAVID S. ALDRIDGE	Chief Financial Officer, Executive Vice	March 15, 2007
David S. Aldridge	President and Treasurer (principal financial officer)
/s/ TRACYE C. GILLELAND	Senior Vice President and Controller	March 15, 2007
Tracye C. Gilleland	(principal accounting officer)
*	Director	March 15, 2007
Stephanie W. Bergeron
*	Director	March 15, 2007
Denys Gounot
*	Director	March 15, 2007
James F. Guthrie
*	Director	March 15, 2007
Andrew P. Hines
*	Director	March 15, 2007
Thomas H. Johnson
*	Director	March 15, 2007
Perry J. Lewis III
*	Director	March 15, 2007
Joseph M. O’Donnell

*By:	/s/ BARBARA L. BLACKFORD
Barbara L. Blackford Attorney-in-fact

SUPERIOR ESSEX INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$5,151	$1,798	$		$(1,297	)(b)	$5,652
Year ended December 31, 2005
Allowance for doubtful accounts	1,800	2,454	1,598	(c)	(701	)(b)	5,151
Year ended December 31, 2004:
Allowance for restructuring activities	33	—	—		(33	)(a)	—
Allowance for doubtful accounts	2,140	823	—		(1,163	)(b)	1,800

(a)           Payments for restructuring liabilities

(b)          Write-offs net of recoveries

(c)           Primarily allowances acquired in Nexans Europe transaction

S-1