Form 10-Q
period 2007-03-31
SUPERIOR ESSEX INC
filed 2007-05-09
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2007, the registrant had 20,422,415 shares of common stock, $0.01 par value, outstanding.

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

Forward-Looking Statements

Certain expectations and projections regarding our future performance referenced in this Form 10-Q, in other materials we file with the SEC or otherwise release to the public, and on our website are forward-looking statements. Senior officers also may make verbal statements to analysts, investors, regulators, the media and others that are forward-looking. Forward-looking statements involve matters that are not historical facts, such as statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere regarding our future operations, prospects, product demand, strategies, investments, financial condition (including liquidity and capital resources), economic performance (including growth and earnings), benefits expected as a result of our projected growth, and industry conditions. We have tried, whenever possible, to identify these statements using words such as “anticipate,” “assume,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “indicate,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” target,” “will,” “would,” and similar expressions.

You are cautioned not to place undue reliance on our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are based on currently available competitive, financial and economic data, our current expectations and assumptions, and our operating plans. While we believe that our expectations for the future are reasonable in view of the currently available information, our expectations are subject to future events, risks and inherent uncertainties, as well as potentially inaccurate expectations and assumptions, and there are numerous factors—many beyond our control—that could cause results to differ significantly from our expectations. Such events, risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in the other documents that we file with the SEC. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2006, generally because we do not perceive them to be material, that could cause results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made, and we do not undertake any obligation to update these statements to reflect subsequent circumstances or events except as required by federal securities laws. You are advised, however, to review any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the SEC.

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$78,884	$53,493
Accounts receivable (less allowance for doubtful accounts of $5,124 and $5,652 at March 31, 2007 and December 31, 2006, respectively)	347,398	335,620
Inventories, net	284,909	289,334
Other current assets	32,830	46,878
Total current assets	744,021	725,325
Property, plant and equipment, net	259,028	258,480
Intangible and other long-term assets, net	42,043	43,014
Total assets	$1,045,092	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,049	$30,176
Current portion of long-term debt	1,258	1,192
Accounts payable	182,887	161,106
Accrued expenses	88,180	94,620
Total current liabilities	284,374	287,094
Long-term debt	293,238	292,675
Other long-term liabilities	70,715	59,396
Total liabilities	648,327	639,165
Minority interest in consolidated subsidiaries	29,845	28,666
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 20,722,326 and 20,691,373 shares issued at March 31, 2007 and December 31, 2006, respectively	207	207
Capital in excess of par value	274,725	271,821
Accumulated other comprehensive income (loss)	1,729	(961)
Retained earnings (note 1)	100,154	97,306
Treasury stock, at cost (317,655 shares and 302,843 shares at March 31, 2007 and December 31, 2006, respectively)	(9,895)	(9,385)
Total stockholders’ equity	366,920	358,988
Total liabilities and stockholders’ equity	$1,045,092	$1,026,819

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$695,628	$651,694
Cost of goods sold	634,383	593,245
Gross profit	61,245	58,449
Selling, general and administrative expenses	(35,599)	(35,612)
Restructuring and other charges	(874)	(781)
Operating income	24,772	22,056
Interest expense	(7,650)	(8,078)
Interest income	746	42
Gain on sale of investment (note 5)	—	5,788
Other income (expense), net	(751)	156
Income before income taxes, minority interest and extraordinary gain	17,117	19,964
Income tax expense	(6,909)	(7,703)
Income before minority interest and extraordinary gain	10,208	12,261
Minority interest in earnings of subsidiaries	(1,050)	(33)
Income before extraordinary gain	9,158	12,228
Extraordinary gain (net of minority interest of $581)- (note 5)	—	871
Net income	$9,158	$13,099
Net income per share of common stock:
Basic:
Income before extraordinary gain	$0.45	$0.73
Extraordinary gain	—	0.05
Net income	$0.45	$0.78
Diluted:
Income before extraordinary gain	$0.45	$0.71
Extraordinary gain	—	0.05
Net income	$0.45	$0.76
Weighted average shares outstanding:
Basic	20,152	16,760
Diluted	20,455	17,200

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,158	$13,099
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,486	6,662
Amortization of deferred financing costs and discount	568	610
Gain on sale of investment (note 5)	—	(5,788)
Minority interest in earnings of subsidiary	1,050	33
Extraordinary gain (net of minority interest)	—	(871)
Settlement of derivatives	3,778	4,348
Share-based compensation	1,988	1,324
Change in assets and liabilities:
Accounts receivable, net	(10,236)	(77,124)
Inventories, net	5,302	(22,823)
Other current and non-current assets	11,301	660
Accounts payable, accrued expenses and other liabilities	23,667	30,800
Other, net	199	(117)
Cash flows provided by (used for) operating activities	54,261	(49,187)
Cash flows from investing activities:
Capital expenditures	(11,679)	(7,889)
SDS acquisition, net of cash acquired (note 5)	—	(947)
Proceeds from sale of investment (note 5)	—	8,500
Cash flows used for investing activities	(11,679)	(336)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility, net	—	53,948
Payments on Essex Nexans short-term borrowings, net	(18,223)	(6,597)
Proceeds from exercise of stock options and employee stock purchases	477	992
Excess tax benefits resulting from exercise of stock options and vesting of stock awards	439	218
Cash flows (used for) provided by financing activities	(17,307)	48,561
Effect of exchange rate changes on cash	116	92
Net increase (decrease) in cash and cash equivalents	25,391	(870)
Cash and cash equivalents at beginning of period	53,493	8,184
Cash and cash equivalents at end of period	$78,884	$7,314
Supplemental disclosures:
Cash paid for interest	$1,150	$1,448
Cash paid for income taxes, net	$1,601	$9,484

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1.                                      General

Basis of presentation

The accompanying balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and fabricated insulation materials to major original equipment manufacturers, or OEMs, for use in motors, transformers, generators and electrical controls and, through its distribution operations, to smaller OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing facilities in the United States, the United Kingdom, France, Germany, Portugal, Mexico, Canada and China.

New accounting pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. As a result of the implementation of FIN 48, the Company recognized a net increase of $6.6 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $6.3 million and a decrease in minority interest in consolidated subsidiaries of $0.3 million.  As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s net liability for unrecognized tax benefits totaled $9.1 million, all of which, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The liability for unrecognized tax benefits of $9.1 million at January 1, 2007 includes approximately $2.1 million for potential interest and penalties associated with uncertain tax positions. During the three months ended March 31, 2007, the Company incurred an income tax expense charge of $0.3 million for uncertain tax positions and $0.2 million for potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. Certain tax carryforward attributes generated in periods prior to 2003 may still be subject to adjustment.

The Company believes it is reasonably possible that approximately $2.4 million in net unrecognized tax benefits will be recognized during 2007 primarily as a result of statutes of limitations closing in certain state tax jurisdictions.

2.                                      Inventories, net

At March 31, 2007 and December 31, 2006, the components of inventories were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials	$37,321	$41,786
Work in process	72,665	75,647
Finished goods	281,698	289,839
	391,684	407,272
LIFO reserve	(106,775)	(117,938)
	$284,909	$289,334

Inventories valued using the LIFO method amounted to $123.7 million and $125.5 million at March 31, 2007 and December 31, 2006, respectively.

3.                                      Comprehensive income

The components of comprehensive income for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Net income	$9,158	$13,099
Foreign currency translation adjustment, net of income tax of $321 for the three months ended March 31, 2007	380	499
Reclassification adjustment for unrecognized actuarial gains of defined benefit pension plans included in net income, net of income tax of $2	(3)	—
Reclassification adjustment for unrecognized prior service costs of defined benefit pension plans included in net income, net of income tax of $7	12	—
Unrealized holding gains on derivatives during the period, net of income tax of $973 and $2,627 for the three months ended March 31, 2007 and 2006, respectively	1,517	4,102
Reclassification adjustment for (gains) losses on derivatives included in net income, net of income tax of $(504) and $930 for the three months ended March 31, 2007 and 2006, respectively	784	(1,453)
Net unrealized gains on derivatives	2,301	2,649
Other	—	59
Comprehensive income	$11,848	$16,306

The components of accumulated other comprehensive income (loss) at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Foreign currency translation adjustment, net of tax of $321 at March 31, 2007	$5,137	$4,757
Unrecognized actuarial losses of defined benefit pension plans, net of tax of $3,548 and $3,546 at March 31, 2007 and December 31, 2006, respectively	(4,657)	(4,654)
Unrecognized prior service costs of defined benefit pension plans, net of tax of $279 and $286 at March 31, 2007 and December 31, 2006, respectively	(490)	(502)
Unrealized gain (loss) on derivatives, net of tax of $(1,110) and $367 at March 31, 2007 and December 31, 2006, respectively	1,739	(562)
	$1,729	$(961)

4.                                      Restructuring and other charges and asset impairments

Essex Nexans recorded a restructuring provision of $0.3 million during the three months ended March 31, 2007 related to a workforce reduction at its Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts are expected to be paid during 2007. Restructuring and other charges for the three months ended March 31, 2007 also include the write-off of $0.4 million of deferred business acquisition costs and $0.1 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. In the first quarter of 2006, Essex Nexans recorded a provision of $0.7 million which was charged to operations related to workforce reductions at the Company’s U.K. magnet wire operations. In addition, restructuring and other charges for the three months ended March 31, 2006 included $0.1 million related primarily to professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization.

5.                                      Acquisitions and dispositions

Simcoe and Tianjin acquisitions

In January 2007, the Company entered into two definitive agreements, one to acquire certain assets and assume certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada and the other to acquire Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China. Both of these transactions provide the Company with a significant market presence in the North American and Chinese markets for rectangular wires, including continuous transposed cable, or CTC, and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The purchase price for the Canadian transaction is $17.6 million, subject to adjustment based on inventory values and the value of certain assumed liabilities. The purchase price for the 80% ownership interest in the Tianjin company is €11.2 million ($14.9 million as of March 31, 2007), less 80% of the debt of the company outstanding at closing. The Simcoe acquisition was completed on April 27, 2007 and the Tianjin acquisition is expected to close in the third quarter of 2007.

SDS acquisition

On January 4, 2006, Essex Nexans acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. In connection with the acquisition, Essex Nexans recorded a restructuring reserve of $0.6 million related primarily to workforce reductions and the closure of certain of SDS’s leased warehouse locations. Nexans agreed to reduce the purchase price for certain restructuring costs incurred by Essex Nexans up to a maximum of €1.0 million ($1.3 million as of March 31, 2007). The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company’s results of operations from the date of acquisition. The allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the three months ended March 31, 2006.

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

6.                                      Debt

At March 31, 2007 and December 31, 2006, short-term borrowings and long-term debt consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Short-term borrowings:
Essex Nexans factoring agreement	$9,025	$27,185
Other	3,024	2,991
	$12,049	$30,176
Long-term debt:
9% senior notes (net of discount of $5,060 and $5,252 at March 31, 2007 and December 31, 2006, respectively)	$252,040	$251,848
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Nexans	15,060	14,847
Term loan of Essex Magnet Wire (Suzhou) Ltd.	12,408	12,270
Other	9,988	9,902
	294,496	293,867
Less current portion of long-term debt	1,258	1,192
Total long-term debt	$293,238	$292,675

Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and  from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding under the senior secured credit facility at March 31, 2007 and undrawn availability was $224.2 million.

The senior secured credit facility contains covenants which may limit Superior Essex Communications’ and Essex Group’s and their subsidiaries’ ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on Company property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Capital expenditures, distributions, acquisitions and asset dispositions are not limited so long as no event of default exists and the borrowers meet certain availability and liquidity conditions specified in the senior secured credit facility.

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

7.                                      Income per share

The computation of basic and diluted income before extraordinary gain per share for the three months ended March 31, 2007 and 2006 is as follows:

	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share before extraordinary gain	$9,158	20,152	$0.45	$12,228	16,760	$0.73
Effect of dilutive securities:
Restricted stock awards	—	113		—	213
Stock options	—	190		—	227
Diluted income per common share before extraordinary gain	$9,158	20,455	$0.45	$12,228	17,200	$0.71

A total of 22,532 and 1,127,430 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the three months ended March 31, 2007 and 2006, respectively. Additionally, 193,620 shares contingently issuable pursuant to performance awards granted in March 2006 (see Note 8) have been excluded from the computation of basic and diluted income per share for the three months ended March 31, 2007 and 2006 as the performance conditions have not been satisfied. Anti-dilutive weighted average shares for the three months ended March 31, 2006 includes warrants issued in connection with Superior TeleCom’s plan of reorganization to purchase 868,421 shares of the Company’s common stock. The warrants expired unexercised on May 10, 2006.

8.                                      Stock-based compensation plans

In November 2003, the Company adopted the Superior Essex Inc. 2003 Stock Incentive Plan (the “2003 Plan”) pursuant to which a committee of the Company’s board of directors was authorized to grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan permitted grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options under the 2003 Plan could be granted with an exercise price less than, equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted under the 2003 Plan could not exceed 10 years.

In May 2005 the shareholders of the Company approved the Superior Essex Inc. 2005 Incentive Plan (the “2005 Plan”) pursuant to which a committee of the Company’s board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend and interest equivalents and cash-based awards to eligible employees, officers, non-employee directors and consultants. The 2005 Incentive Plan was subsequently amended and restated in May 2007 to, among other things, increase the number of shares that may be issued by 500,000 shares. Stock options can be granted under the 2005 Plan with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted may not exceed 10 years. A total of 1,000,000 shares of common stock is reserved for issuance under the 2005 Plan, as amended. In addition, unissued awards and any shares underlying currently outstanding options granted under the 2003 Plan which expire unexercised are available for issuance under the 2005 Plan as well as certain shares delivered or withheld to cover the exercise price or income tax withholdings. As a result of adoption of the 2005 Plan, no further grants or awards may be made pursuant to the 2003 Plan.

In March 2006 the Company’s board of directors granted performance share awards to certain of the Company’s executive officers under the 2005 Plan. Under the terms of the award the executives may vest in up to 193,620 shares of the Company’s common stock on December 31, 2007 contingent upon meeting specified performance goals with respect to return on net assets and core business revenues (as defined in the award) for the year ended December 31, 2007. In April 2007, the Company’s board of directors granted performance share awards to certain of the Company’s officers and key employees under the 2005 Plan, as amended. Under the terms of the award the executives may vest in up to 265,738 shares of the Company’s common stock on December 31, 2009 contingent upon meeting specified performance goals during the three year period ended December 31, 2009. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense for the three months ended March 31, 2007 includes $0.9 million resulting from a change in the estimated number of performance shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

Total compensation cost related to all stock-based compensation plans was $2.0 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $5.9 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	607,764	$15.56
Granted	—	—
Exercised	(30,880)	15.40
Forfeitures	(1,681)	25.75
Outstanding at March 31, 2007	575,203	$15.53	7.4	$11,009
Exercisable at March 31, 2007	328,485	$13.74	7.0	$6,875

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the three months ended March 31, 2007:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2006	463,721	$21.07
Granted	—	—
Vested	(44,564)	16.31
Forfeited	—	—
Nonvested share awards outstanding at March 31, 2007	419,157	$21.57

9.                                      Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2007 and 2006 are presented below.

	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$677	$625
Interest cost	2,102	1,951
Expected return on plan assets	(2,303)	(2,035)
Amortization of actuarial gains	(5)	29
Amortization of prior service costs	19	19
	$490	$589

The Company’s cash contributions to the defined benefit plans amounted to $1.6 million and $0.9 million during the three months ended March 31, 2007 and 2006, respectively. The Company expects to make additional cash contributions of $6.8 million for the remainder of 2007.

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

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at March 31, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	10,525	2007	$3.12	$2,811
Copper	75	2008	3.03	38
				$2,849

All of the unrealized gains on commodity futures outstanding at March 31, 2007 are expected to be reclassified in earnings within the next twelve months.

Essex Nexans periodically enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Net gains on these contracts were $1.6 million for the three months ended March 31, 2006. Essex Nexans did not enter into any copper futures contracts during the three months ended March 31, 2007 and had no open copper futures positions at March 31, 2007.

Interest rate risk management

In order to limit the Company’s exposure to rising interest rates with respect to borrowings under its variable rate senior secured revolving credit facility, the Company has entered into interest rate cap agreements. The following interest rate cap agreement was outstanding as of March 31, 2007:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	$4

Foreign currency exchange risk management

The Company engages in the sale of products which result in accounts receivable denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts to hedge against fluctuations in the value of certain of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At March 31, 2007, the Company had outstanding foreign currency forward exchange contracts to exchange 10.5 million Canadian dollars for $9.1 million in April 2007. The fair value of the forward exchange contracts was insignificant at March 31, 2007.

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

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at March 31, 2007. These accruals are not material to the Company’s operations or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments for copper to properly match its cost to the value of the copper expected to be billed to customers. At March 31, 2007, the Company had forward fixed price copper purchase commitments for delivery of 19.9 million pounds through January 2008 for $59.6 million. Additionally at March 31, 2007, the Company had forward purchase fixed price commitments for 0.3 million pounds of aluminum through August 2007 and 180,000 MMBTUs of natural gas through December 2007 amounting to $0.4 million and $1.2 million, respectively.

12.                               Related party transactions

Essex Nexans has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $74.9 million and $64.2 million for the three months ended March 31, 2007 and 2006, respectively.

The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation (“Femco”). Net sales to Femco were $6.4 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s equity in the loss of Femco was $(0.4) million for the three months ended March 31, 2007 and the equity in Femco’s earnings for the three months ended March 31, 2006 was not significant.

13.                               Business segments

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, North American magnet wire and distribution, European magnet wire and distribution and copper rod. The communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment, which includes our operations in China, manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Nexans and manufactures and markets magnet wire used in motors, transformers and electrical coils and controls primarily in Europe. The European magnet wire and distribution segment also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. The copper rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The components of restructuring and other charges are discussed in Note 4.

The Company’s chief operating decision maker evaluates segment performance based on a number of factors with operating income, excluding corporate and other costs and restructuring and other charges, being the most critical. Accordingly, corporate and other costs and restructuring and other charges are not allocated to the Company’s reportable segments.

Financial information with respect to reportable segments is presented below. Corporate and other items shown below are provided to reconcile to the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net sales:
Communications cable	$215,998	$186,573
North American magnet wire and distribution	246,840	233,537
European magnet wire and distribution	160,393	138,609
Copper rod	72,397	92,975
	$695,628	$651,694
Operating income (loss)
Communications cable	$18,001	$18,353
North American magnet wire and distribution	8,546	9,266
European magnet wire and distribution	6,055	1,784
Copper rod	(46)	(138)
Corporate and other	(6,910)	(6,428)
Restructuring and other charges	(874)	(781)
	$24,772	$22,056

	March 31, 2007	December 31, 2006
	(in thousands)
Total assets:
Communications cable	$437,666	$388,892
North American magnet wire and distribution	342,244	339,045
European magnet wire and distribution	225,451	247,337
Copper rod	33,624	41,323
Corporate and other	6,107	10,222
	$1,045,092	$1,026,819

14.                               Supplemental guarantor information

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

	Balance Sheet Information
	March 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(397)	$71,523	$117	$7,641	—	$78,884
Accounts receivable, net	—	217,293	3,758	126,347	—	347,398
Inventories, net	—	202,779	14,044	68,086	—	284,909
Other current assets	12,986	16,194	627	9,264	(6,241)	32,830
Total current assets	12,589	507,789	18,546	211,338	(6,241)	744,021
Property, plant and equipment, net	477	190,565	14,894	53,092	—	259,028
Intangible and other long-term assets	3,848	33,052	—	9,712	(4,569)	42,043
Investment in subsidiaries	276,878	107,450	230,646	—	(614,974)	—
Intercompany accounts	99,765	—	24,897	—	(124,662)	—
Total assets	$393,557	$838,856	$288,983	$274,142	$(750,446)	$1,045,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$12,049	—	$12,049
Current portion of long-term debt	—	—	—	1,258	—	1,258
Accounts payable	3,576	117,884	3,461	57,966	—	182,887
Accrued expenses	6,374	31,567	194	56,286	(6,241)	88,180
Total current liabilities	9,950	149,451	3,655	127,559	(6,241)	284,374
Long term-debt, less current portion	—	259,041	5,000	29,197	—	293,238
Other long-term liabilities	16,687	44,064	3,450	11,083	(4,569)	70,715
Intercompany accounts	—	104,758	—	19,904	(124,662)	—
Total liabilities	26,637	557,314	12,105	187,743	(135,472)	648,327
Minority interest in consolidated subsidiaries	—	—	—	29,845	—	29,845
Stockholders’ equity	366,920	281,542	276,878	56,554	(614,974)	366,920
	$393,557	$838,856	$288,983	$274,142	$(750,446)	$1,045,092

	Balance Sheet Information
	December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94	$44,071	$2	$9,326	$—	$53,493
Accounts receivable, net	—	192,648	3,979	138,993	—	335,620
Inventories, net	—	203,041	13,344	72,949	—	289,334
Other current assets	9,288	22,398	623	14,569	—	46,878
Total current assets	9,382	462,158	17,948	235,837	—	725,325
Property, plant and equipment, net	497	193,398	15,227	49,358	—	258,480
Intangible and other long-term assets	4,014	34,275	—	8,780	(4,055)	43,014
Investment in subsidiaries	266,174	102,222	223,683	—	(592,079)	—
Intercompany accounts	95,378	—	21,378	—	(116,756)	—
Total assets	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$30,176	$—	30,176
Current portion of long-term debt	—	—	—	1,192	—	1,192
Accounts payable	4,537	82,611	3,392	70,566	—	161,106
Accrued expenses	6,862	32,127	220	55,411	—	94,620
Total current liabilities	11,399	114,738	3,612	157,345	—	287,094
Long term-debt, less current portion	—	258,848	5,000	28,827	—	292,675
Other long-term liabilities	5,058	45,760	3,450	9,183	(4,055)	59,396
Intercompany accounts	—	101,946	—	14,810	(116,756)	—
Total liabilities	16,457	521,292	12,062	210,165	(120,811)	639,165
Minority interest in consolidated subsidiaries	—	—	—	28,666	—	28,666
Stockholders’ equity	358,988	270,761	266,174	55,144	(592,079)	358,988
	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819

	Statement of Operations Information
	Three Months Ended March 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,937	$529,167	$52,262	$168,812	$(61,550)	$695,628
Cost of goods sold	—	483,776	48,793	156,427	(54,613)	634,383
Gross profit	6,937	45,391	3,469	12,385	(6,937)	61,245
Selling, general and administrative expenses	(6,903)	(28,559)	(182)	(6,892)	6,937	(35,599)
Restructuring and other charges	(80)	(39)	—	(755)	—	(874)
Operating income (loss)	(46)	16,793	3,287	4,738	—	24,772
Interest expense	(2)	(8,382)	(119)	(905)	1,758	(7,650)
Interest income	1,758	730	—	16	(1,758)	746
Other income, net	46	(530)	(11)	(256)	—	(751)
Income before income taxes, equity in earnings of subsidiaries and minority interest	1,756	8,611	3,157	3,593	—	17,117
Income tax expense	(650)	(2,959)	(1,215)	(2,085)	—	(6,909)
Equity in earnings of subsidiaries	8,052	2,478	6,110	—	(16,640)	—
Minority interest in income of subsidiaries	—	—	—	(1,050)	—	(1,050)
Net income	$9,158	$8,130	$8,052	$458	$(16,640)	$9,158

	Statement of Operations Information
	Three Months Ended March 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,495	$509,558	$46,257	$143,090	$(53,706)	$651,694
Cost of goods sold	—	464,360	42,518	133,578	(47,211)	593,245
Gross profit	6,495	45,198	3,739	9,512	(6,495)	58,449
Selling, general and administrative expenses	(6,422)	(27,875)	(243)	(7,567)	6,495	(35,612)
Restructuring and other charges	(84)	(39)	—	(658)	—	(781)
Operating income (loss)	(11)	17,284	3,496	1,287	—	22,056
Interest expense	9	(7,443)	(119)	(525)	—	(8,078)
Interest income	—	—	—	42	—	42
Gain on sale of investment	5,788	—	—	—	—	5,788
Other income, net	2	33	—	121	—	156
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary item	5,788	9,874	3,377	925	—	19,964
Income tax expense	(2,257)	(3,304)	(1,300)	(842)	—	(7,703)
Equity in earnings of subsidiaries	9,568	3,079	7,491	—	(20,138)	—
Minority interest in income of subsidiaries	—	—	—	(33)	—	(33)
Extraordinary gain	—	—	—	871	—	871
Net income	$13,099	$9,649	$9,568	$921	$(20,138)	$13,099

	Statement of Cash Flows Information
	Three Months Ended March 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$3,009	$29,915	$1,986	$19,351	$—	$54,261
Cash flows from investing activities:
Capital expenditures	(29)	(2,875)	(152)	(8,623)	—	(11,679)
Investment in subsidiaries	—	(2,400)	—	—	2,400	—
Cash flows used for investing activities	(29)	(5,275)	(152)	(8,623)	2,400	(11,679)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	—	—	(18,223)	—	(18,223)
Proceeds from exercise of stock options and employee stock purchases	477	—	—	—	—	477
Capital contributions	—	—	—	600	(600)	—
Other	439	—	—	—		439
Intercompany accounts	(4,387)	2,812	(1,719)	5,094	(1,800)	—
Cash flows provided by (used for) financing activities	(3,471)	2,812	(1,719)	(12,529)	(2,400)	(17,307)
Effect of exchange rate changes on cash	—	—	—	116	—	116
Net increase (decrease) in cash and cash equivalents	(491)	27,452	115	(1,685)	—	25,391
Cash and cash equivalents at beginning of period	94	44,071	2	9,326	—	53,493
Cash and cash equivalents at end of period	$(397)	$71,523	$117	$7,641	$—	$78,884

	Statement of Cash Flows Information
	Three Months Ended March 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(7,304)	$(47,405)	$(2,240)	$7,762	$—	$(49,187)
Cash flows from investing activities:
Capital expenditures	(34)	(3,680)	—	(4,175)	—	(7,889)
SDS acquisition, net of cash acquired	—	—	—	(947)	—	(947)
Proceeds from sale of investment	8,500	—	—	—	—	8,500
Investment in subsidiaries	—	(2,000)	—	—	2,000	—
Cash flows provided by (used for) investing activities	8,466	(5,680)	—	(5,122)	2,000	(336)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility, net	—	53,948	—	—	—	53,948
Repayment of Essex Nexans short-term borrowings, net	—	—	—	(6,597)	—	(6,597)
Proceeds from exercise of stock options	992	—	—	—	—	992
Capital contributions	—	—	—	500	(500)	—
Other	218	—	—	—	—	218
Intercompany accounts	(2,843)	(856)	2,161	3,038	(1,500)	—
Cash flows provided by (used for) financing activities	(1,633)	53,092	2,161	(3,059)	(2,000)	48,561
Effect of exchange rate changes on cash	—	—	—	92	—	92
Net increase (decrease) in cash and cash equivalents	(471)	7	(79)	(327)	—	(870)
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$(402)	$402	$46	$7,268	$—	$7,314

15.          Subsequent event

On May 2, 2007, Essex Nexans entered into a definitive agreement to acquire all of the outstanding common stock of Invex S.p.A., a leading European magnet wire producer based in Italy. The Company believes the acquisition will complement its existing European operations and should provide near- and long-term synergy opportunities in the areas of sales and administration, internal enamel usage, and other logistical, procurement and manufacturing arrangements. The transaction is subject to certain closing conditions, including regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment; (iii) our European magnet wire and distribution segment and (iv) our copper rod segment.

Industry segment financial data (including sales and operating income by industry segment) for the three months ended March 31, 2007 and 2006 is included in Note 13 to the accompanying condensed consolidated financial statements.

Overview

Our results for the three months ended March 31, 2007 were significantly impacted by the weakness in the U.S. economy as the reduction in residential construction spending and the softness in the manufacturing sector had a negative impact on product demand for our communications cable and North American magnet wire and distribution segments. Our operating profits for the quarter ended March 31, 2007 have improved compared to the three months ended March 31, 2006 despite volume declines in all of our business segments due primarily to gross margin improvements, particularly in our European magnet wire and distribution segment. Copper is the principal raw material we use in the manufacture of our wire and cable products and our results are impacted by the level and volatility of copper prices. We estimate that our communications cable segment experienced a $4.0 million negative impact on gross profit in the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices. This was the result of the combination of lower than forecasted sales in the fourth quarter of 2006 together with the decline in copper prices during the later stages of the fourth quarter of 2006 and the first half of the first quarter of 2007. We produced inventory early in the fourth quarter of 2006 at higher copper costs to support forecasted fourth quarter demand. Due to the significantly lower than forecasted fourth quarter 2006 demand this inventory was carried over to 2007 and matched against lower copper price sales. Copper price fluctuations did not have a significant net impact on the gross margins in our North American and European magnet wire and distribution segments.

Results of Operations

Non-GAAP Financial Measures

In discussing our results of operations below, we present supplemental net sales information adjusted to a constant $3.00/lb COMEX cost of copper or the equivalent Euro/kilogram LME value for our European operations, which we refer to as copper-adjusted net sales or sales adjusted for a constant cost of copper. We also present and discuss copper-adjusted gross profit margin (gross profit divided by copper-adjusted net sales). Copper-adjusted net sales and copper-adjusted gross profit margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper and copper-adjusted gross profit margin are useful measures to aid in analyzing period-to-period net sales and gross profit margins, particularly in periods of changing copper prices. Copper-adjusted net sales has distinct limitations as compared to GAAP net sales. By copper-adjusting net sales, in a declining copper cost environment, it may not be apparent that net sales are declining on an actual basis. Furthermore, by copper-adjusting gross profit margins in a rising copper cost environment, it may not be apparent the gross profit margins are declining on an actual basis. Management compensates for these limitations by using the GAAP results in conjunction with copper-adjusted net sales and gross profit margins. Net sales adjusted for a constant cost of copper and copper-adjusted gross profit margin as used by us may not be comparable to similarly titled measures of other companies.

We have previously presented supplemental copper-adjusted net sales and copper-adjusted gross profit margin information using a constant $2.00/lb COMEX cost of copper. The current period presentation utilizes a constant $3.00/lb COMEX cost of copper as management believes this more closely approximates the current level of copper prices. All prior period amounts presented have been restated to reflect a constant $3.00/lb COMEX cost of copper for our U.S. operations or the equivalent Euro/kilogram LME cost of copper for our European operations.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the three months ended March 31, 2007 and 2006:

	Actual			Copper-adjusted
	Three Months Ended March 31,		%	Three Months Ended March 31,		%
	2007	2006	Change	2007	2006	Change
Net sales:
Communications cable	$215,998	$186,573	16%	$211,913	$226,652	(6)%
North American magnet wire and distribution	246,840	233,537	6%	260,639	287,202	(9)%
European magnet wire and distribution	160,393	138,609	16%	168,728	165,619	2%
Copper rod	72,397	92,975	(22)%	80,427	122,732	(34)%
	695,628	651,694	7%	721,707	802,205	(10)%
Constant cost of copper adjustment	—	—		(26,079)	(150,511)
Total	$695,628	$651,694	7%	$695,628	$651,694	7%
Average daily COMEX price per pound of copper	$2.71	$2.25	20%

Consolidated sales for the three months ended March 31, 2007 were $695.6 million, an increase of 7% as compared to consolidated sales of $651.7 million for the quarter ended March 31, 2006. Sales for the 2007 quarter as compared to the 2006 quarter were significantly impacted by the increase in copper prices and, to a lesser extent, the strengthening of the Euro against the U.S. dollar. Sales adjusted for a constant cost of copper decreased 10% for the quarter ended March 31, 2007. The copper-adjusted sales decline reflects volume decreases in all of our business segments.

Sales for our communications cable segment for the March 31, 2007 quarter were $216.0 million, an increase of 16%, as compared to sales of $186.6 million for the quarter ended March 31, 2006. Sales adjusted for a constant cost of copper decreased 6%. The copper-adjusted decrease primarily reflects declines in copper outside plant, or OSP, unit volume attributable to overall decreases in market-related demand due to the slowdown in new home construction, delayed construction due to severe weather in northern regions of North America, the absence of hurricane restoration demand, continued loss of access lines by major telephone companies and the continued use of fiber optic cable in telephone networks. The decline in copper-adjusted OSP sales was partially offset by a 29% increase in premise wire product sales. We believe the 2007 increase in our premise product sales reflects increased demand as distributors replenished depleted year end inventory levels, as well as an increase in our market share and improved pricing as compared to the quarter ended March 31, 2006.

Sales for our North American magnet wire and distribution segment were $246.8 million for the quarter ended March 31, 2007, an increase of 6% as compared to the prior year. On a copper-adjusted basis, sales for the quarter ended March 31, 2007 decreased 9% from the same quarter in the prior year. The copper-adjusted sales decrease is concentrated in the segment’s top largest industrial OEM customers and was principally attributable to weakness in the heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity.

Sales for the European magnet wire and distribution segment were $160.4 million for the three months ended March 31, 2007 compared to $138.6 million for the three months ended March 31, 2006, an increase of 16%. On a copper-adjusted basis, sales increased 2% for the three months ended March 31, 2007 compared to the prior year quarter. Excluding the effects of the strengthening of the Euro against the U.S. dollar, copper adjusted sales decreased 6% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily the result of reductions in unit volumes due to a planned rationalization of low margin customers.

Copper rod sales for the three months ended March 31, 2007 were $72.4 million compared to $93.0 million for the comparable 2006 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 34% for the three months ended March 31, 2007 compared to the prior year period. The copper-adjusted decrease in the 2007 quarter reflects a planned reduction in total copper rod production including a rationalization of third-party copper rod sales. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the quarter ended March 31, 2007, gross profit was $61.2 million, an increase of 5% as compared to the prior year quarter primarily due to gross profit margin improvements and foreign currency exchange rate benefits in our European magnet wire and distribution segment. The gross profit margin in the 2007 quarter was 8.8% compared to 9.0% for the same quarter in 2006. The decrease in gross profit margin primarily reflects the effect of increased copper prices. Gross profit margin on a copper-adjusted basis was 8.5% for the three months ended March 31, 2007 compared to 7.3% for the three months ended March 31, 2006 reflecting margin improvements in all of our business segments. Copper-adjusted gross profit margins in our communications cable business increased for the 2007 quarter compared to the prior year quarter due to price increases, production cost reduction activities and higher margin premises product mix. These positive factors were partially offset by an estimated $4 million negative impact from unfavorable copper cost flowthrough as discussed above. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the three months ended March 31, 2006 increased slightly compared to the prior year quarter due primarily to improved pricing and customer mix, partially offset by the negative impact of production cost absorption due to lower volumes. Gross profit margin for the European magnet wire and distribution segment increased for the three months ended March 31, 2007 due primarily to realization of benefits from acquisition integration cost savings, an overall strengthening in the pricing environment and improved customer and product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $35.6 million for the three month period ended March 31, 2007 were essentially unchanged as compared to SG&A expense for the three months ended March 31, 2006. A comparative decrease in SG&A expense resulting from a $0.6 million first quarter 2007 bad debt recovery of a $1.0 million bad debt expense provided for in the first quarter of 2006 was offset by increased stock-based compensation expense ($0.7 million), increased legal and professional fees, increased commission expense primarily attributable to increased premise product sales in our communications cable segment and the impact of foreign exchange rates, which increased reported SG&A expense in our European operations.

Restructuring and other charges

During the three months ended March 31, 2007 we recorded a restructuring provision of $0.3 million related to a workforce reduction at our European magnet wire and distribution segment’s Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts are expected to be paid during 2007. Restructuring and other charges for the three months ended March 31, 2007 also includes the write-off of $0.4 million of deferred business acquisition costs and $0.1 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. In the first quarter of 2006, we recorded a provision of $0.7 million which was charged to operations related to workforce reductions at the European magnet wire and distribution segment’s U.K. magnet wire operations. In addition, restructuring and other charges for the three months ended March 31, 2006 included $0.1 million related primarily to professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization.

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended March 31, 2007 and 2006. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2007	2006
	(in thousands)
Operating income (loss)
Communications cable	$18,001	$18,353
North American magnet wire and distribution	8,546	9,266
European magnet wire and distribution	6,055	1,784
Copper rod	(46)	(138)
Corporate and other	(6,910)	(6,428)
Restructuring and other charges	(874)	(781)
	$24,772	$22,056

Operating income for the communications cable segment decreased $0.4 million for the three months ended March 31, 2007 compared to the 2006 quarter. Communications cable segment gross profit increases resulting from improved gross margins were more than offset by an increase in SG&A expense of $0.8 million due primarily to higher sales commissions in 2007 associated with increased premise product sales and legal fees. Operating income for our North American magnet wire and distribution segment decreased $0.7 million due primarily to lower gross profit ($1.2 million) attributable to reduced sales volumes and start-up operating losses related to our greenfield facility in China, offset by reductions in SG&A expenses. Operating income for the European magnet wire and distribution segment increased $4.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase reflects improved gross profit attributable to improved margins as well as a reduction in SG&A expense of $0.7 million and the positive impact of currency exchange rates. SG&A expenses for the European magnet wire and distribution segment was positively impacted by a $0.6 million bad debt recovery in the three months ended March 31, 2007 of a $1.0 million bad debt expense provided for in the first quarter of 2006. The copper rod segment’s operating income was relatively unchanged for the three months ended March 31, 2007 compared to the prior year as copper rod sales allow for fixed cost recovery at gross profit margins that are generally break even. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to increased stock-based compensation charges resulting from a change in the number of outstanding performance shares expected to ultimately vest. Consolidated operating income for the three months ended March 31, 2007 included restructuring and other charges of $0.9 million compared to $0.8 million of such charges in the 2006 quarter, the components of which are discussed above.

Interest expense, interest income and other income(expense)

Interest expense for the quarter ended March 31, 2007 was $7.6 million compared to interest expense of $8.1 million for the quarter ended March 31, 2006. The decrease in interest expense in the 2007 quarter is due to the fact that we had no borrowings outstanding on our senior secured credit facility during the three months ended March 31, 2007 as a result of the application of the proceeds from our equity offering in June 2006. Interest income increased $0.7 million for the three months ended March 31, 2007 compared to the same period in the prior year due to interest earned on positive cash balances outstanding during the 2007 quarter. Increased cash balances primarily reflect the benefit from positive operating cash flow generated in the second half of 2006 and in the first quarter of 2007. Other expense for the three months ended March 31, 2007 of $0.8 million includes a $0.4 million loss related to an equity-method investee due to unusual copper and scrap losses related to start-up of a specialty production line.

Income tax expense

Our effective income tax rate for the three months ended March 31, 2007 was 40% compared to an effective tax rate of 39% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”). The increase in the effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due primarily to the effects of FIN 48.

Liquidity and Capital Resources

Cash from Operating, Investing and Financing Activities

We reported cash provided by operating activities of $54.2 million for the three months ended March 31, 2007 compared to cash used by operating activities of $49.2 million for the three months ended March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2007 includes a net working capital decrease of $30.0 million compared to a net working capital increase of $68.5 million for the three months ended March 31, 2006. Historically, we have experienced a first quarter seasonal increase in our working capital resulting from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our North American and European magnet wire and distribution segments. While we did experience some first quarter seasonal increase in working capital, this increase was more than offset by a decrease in the average cost of copper in our working capital accounts at March 31, 2007 as compared to December 31, 2006. Cash used by investing activities reflect an increase in capital expenditures of $3.8 million for the three months ended March 31, 2007 compared to the same period in the prior year due primarily to cash payments related to our machinery and equipment acquisitions for our greenfield facility in China. Cash provided by financing activities for the three months ended March 31, 2006 amounted to $48.6 million primarily due to $53.9 million of borrowings under our net senior secured revolving credit facility to finance the first quarter 2006 seasonal increase in working capital. Outstanding borrowings under the senior secured revolving credit facility were fully repaid in the second quarter of 2006 with the proceeds from our common stock offering. Cash used for financing activities of $17.3 million for the three months ended March 31, 2007 includes net repayments of $18.2 million of Essex Nexans short-term borrowings due to positive operating cash flow, including a reduction in working capital.

Liquidity and Capital Resources

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary’s series A preferred stock, interest payments on the Essex Nexans factoring agreement and subordinated note, capital expenditures currently estimated at approximately $25 million to $35 million annually (excluding investments in China discussed below), any funding required if we exercised our right to purchase Nexans’ 40% interest in Essex Nexans, funding for the Invex, Simcoe and Tianjin acquisitions discussed below and obligations related to our defined benefit pension plans. Copper prices have increased during the first quarter of 2007 as compared to year-end 2006, but have declined as compared to peak levels experienced in the second half of 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. We estimate that each $1 per pound increase in the price of copper has a $70 million impact on our working capital.

On May 2, 2007, Essex Nexans entered into a definitive agreement to acquire all of the outstanding common stock of Invex S.p.A., a leading magnet wire producer in Europe based in Italy with sales of €213 million in 2006. The transaction is subject to customary closing conditions, including regulatory and certain other third-party approvals.

In January 2007, we entered into two definitive agreements, one to acquire certain assets and assume certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada and the other to acquire Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China. The purchase price for the Canadian transaction is $17.6 million, subject to adjustment based on inventory values and the value of certain assumed liabilities. The purchase price for the 80% ownership interest in the Tianjin company is €11.2 million ($14.9 million as of March 31, 2007), less 80% of the debt of the company outstanding at closing. The Simcoe acquisition was completed on April 27, 2007 and the Tianjin acquisition is expected to close in the third quarter of 2007.

In the fourth quarter of 2006 we completed the initial phase of construction of our wholly owned “Greenfield” facility near Shanghai in the New Suzhou district of China. We currently plan to add 8 to 12 million additional pounds of capacity to the facility in 2007 at an estimated capital cost of $6 to $8 million.

In April 2007, we paid $4.1 million of additional contingent consideration to Nexans based on the achievement of specified levels of profitability by Essex Nexans in 2006 as provided for in the contribution and formation agreement establishing Essex Nexans. The shareholders agreement governing the Essex Nexans joint venture provides that Nexans will have the right to require us to purchase its 40% interest in Essex Nexans beginning in 2009 at a price equal to €17.9 million ($23.9 million as of March 31, 2007) plus 40% of (i) the cumulative net income (adjusted for certain items as specified in the shareholders agreement) of Essex Nexans, and (ii) any post-closing capital contributions minus any post-closing distributions, but only if Adjusted EBITDA of Essex Nexans exceeds €14.0 million ($18.7 million as of March 31, 2007) in 2008, 2009 or 2010. The purchase price may be increased by up to €5 million ($6.7 million as of March 31, 2007) if Essex Nexans achieves certain Adjusted EBITDA thresholds in 2008, 2009 or 2010 as specified in the shareholders agreement. The put right is exercisable for one year following the completion of audited financial statements demonstrating that the Adjusted EBITDA threshold was met during 2008, 2009 or 2010. At our option, the put price may be paid in cash by us or Essex Nexans or by issuance of our common stock (or a combination thereof). If we elect to pay the put price in our common stock, the portion of the put price payable in our common stock is subject to certain limitations specified in the shareholders agreement, including a general limit of 7.5% of our outstanding common stock, with any excess put price payable in cash. Furthermore, the portion of the put price paid in our common stock will be increased by 5% (or 15% if certain conditions are not met with regard to the registration of such shares). Additionally, we have the option at any time to purchase Nexans’ 40% interest in Essex Nexans at the put price payable only in cash. The maturity of Essex Nexans’ €11.3 million ($15.1 million as of March 31, 2007) subordinated note payable will be accelerated if we exercise our option to purchase Nexans’ 40% interest. We are evaluating the exercise of our right to purchase Nexans’ 40% interest in Essex Nexans.

We believe that cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility ($224.2 million undrawn and available at March 31, 2007), together with our cash on hand ($78.9 million at March 31, 2007) and availability under the Essex Nexans factoring agreement ($45.1 million undrawn and available at March 31, 2007), will be sufficient to meet our obligations (including funding the aforementioned acquisitions) and fund our working capital requirements for the foreseeable future.

New Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. As a result of the implementation of FIN 48, we recognized a net increase of $6.6 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $6.3 million and a decrease in minority interest in consolidated subsidiaries of $0.3 million. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our net liability for unrecognized tax benefits totaled $9.1 million, all of which, if recognized, would affect the annual effective income tax rate.

We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The liability for unrecognized tax benefits of $9.1 million at January 1, 2007 includes approximately $2.1 million for potential interest and penalties associated with uncertain tax positions. During the three months ended March 31, 2007, we incurred an income tax expense charge of $0.3 million for uncertain tax positions and $0.2 million for potential interest and penalties associated with uncertain tax positions.

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

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at March 31, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	10,525	2007	$3.12	$2,811
Copper	75	2008	3.03	38
				$2,849

All of the unrealized gains on commodity futures outstanding at March 31, 2007 are expected to be reclassified in earnings within the next twelve months.

Essex Nexans periodically enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. There were no open copper futures positions held by Essex Nexans at March 31, 2007.

Interest rate risk management

In order to limit our exposure to rising interest rates with respect to borrowings under our variable rate senior secured revolving credit facility, we have entered into interest rate cap agreements. The following interest rate cap agreements were outstanding as of March 31, 2007:

Type	Notional Amount	Interest Rate	Cap Rate	Expiration Date	Fair Value
	(in thousands)				(in thousands)

Interest rate cap	15,000	30-day LIBOR	5.0%	April 2007	$4

Foreign currency exchange risk management

We engage in the sale of products which result in accounts receivable denominated in foreign currencies. We enter into foreign currency forward exchange contracts to hedge against fluctuations in the value of certain of these receivables. Changes in the fair value of these contracts are reflected in current earnings. At March 31, 2007, we had outstanding foreign currency forward exchange contracts to exchange 10.5 million Canadian dollars for $9.1 million in April 2007. The fair value of the forward exchange contracts was insignificant at March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls provides absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of shares of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2007	—	—	—	—
February 2007 (a)	14,812	$34.39	—	—
March 2007	—	—	—	—

(a)                                  Represents shares withheld from members of management to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards and exercise of stock options.

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

2.2

Asset Purchase Agreement, dated as of March 18, 2004, by and among Superior Essex Communications LLC, Belden Communications Company and Belden (Canada) Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Essex Inc. dated June 16, 2004)

2.3

Contribution and Formation Agreement dated July 27, 2005 among Superior Essex Inc., Essex Group, Inc., Nexans, Nexans Participations, Nexans Wires and Lacroix and Kress GmbH. (incorporated herein by reference to Exhibit 2.3 to the Quarterly Report on Form 10Q of Superior Essex Inc. for the quarter ended June 30, 2005)

2.4

Side Letter dated October 21, 2005 by and between Superior Essex Inc., Essex Group, Inc., SE Holding, C.V., Nexans, Nexans Participations, Lacroix & Kress GmbH and Nexans Wires (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated October 21, 2005)

3.1

Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2006 (the “2006 Superior Essex 10-K”))

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

Exhibit
Number	Description
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

Exhibit
Number	Description
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

10.27*	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)
10.28*	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.29*	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.30*	Amended and Restated Executive Bonus Plan approved March 29, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)
10.31*	Amended and Restated Executive Bonus Plan approved February 15, 2007 (incorporated herein by reference to Exhibit 10.31 to the 2006 Superior Essex 10-K)
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
10.40

Amended and Restated Sublease Agreement dated January 15, 1985, between Stemp Leasing Corp., as lessor, and Essex Group, Inc., as lessee. (incorporated herein by reference to Exhibit 10.40 to the 2006 Superior Essex 10-K)

Exhibit
Number	Description
10.41*	Senior Vice President Amended and Restated Change of Control Employment Agreement, adopted October 26, 2006 (incorporated herein by reference to Exhibit 10.41 to the 2006 Superior Essex 10-K)
10.42*	Superior Essex Inc. Director Compensation Plan, approved December 5, 2006 (incorporated herein by reference to Exhibit 10.42 to the 2006 Superior Essex 10-K)
10.43*	Form of 2007 Performance Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated March 1, 2007)
31.1	Rule 13a-14(a) certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
Date: May 9, 2007		David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)