Form 10-Q
period 2007-06-30
SUPERIOR ESSEX INC
filed 2007-08-07
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50514

SUPERIOR ESSEX INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0282396
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

150 Interstate North Parkway Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip code)

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 30, 2007, the registrant had 20,504,438 shares of common stock, $0.01 par value, outstanding.

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

•       “Essex Group” refers to Essex Group, Inc., a wholly owned subsidiary of Essex International.

•       “Essex International” refers to Essex International Inc., a wholly owned subsidiary of Superior Essex Holding.

•       “Essex Europe” refers to Essex Europe S.A.S (formerly known as Essex Nexans Europe S.A.S.), and its subsidiaries.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$58,743	$53,493
Accounts receivable (less allowance for doubtful accounts of $5,358 and $5,652 at June 30, 2007 and December 31, 2006, respectively)	398,021	335,620
Inventories, net	285,648	289,334
Other current assets	27,874	46,878
Total current assets	770,286	725,325
Property, plant and equipment, net	255,013	258,480
Intangible and other long-term assets, net	47,071	43,014
Total assets	$1,072,370	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$37,559	$30,176
Current portion of long-term debt	1,234	1,192
Accounts payable	199,142	161,106
Accrued expenses	91,798	94,620
Total current liabilities	329,733	287,094
Long-term debt	278,585	292,675
Other long-term liabilities	72,585	59,396
Total liabilities	680,903	639,165
Minority interest in consolidated subsidiaries (note 5)	—	28,666
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 20,869,705 and 20,691,373 shares issued at June 30, 2007 and December 31, 2006, respectively	209	207
Capital in excess of par value	280,768	271,821
Accumulated other comprehensive income (loss)	2,644	(961)
Retained earnings (note 1)	120,051	97,306
Treasury stock, at cost (382,653 shares and 302,843 shares at June 30, 2007 and December 31, 2006, respectively)	(12,205)	(9,385)
Total stockholders’ equity	391,467	358,988
Total liabilities and stockholders’ equity	$1,072,370	$1,026,819

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Net sales	$772,440	$818,193
Cost of goods sold	697,989	731,494
Gross profit	74,451	86,699
Selling, general and administrative expenses	(37,987)	(38,238)
Restructuring and other charges	(413)	(197)
Operating income	36,051	48,264
Interest expense	(7,472)	(8,011)
Interest income	869	61
Other income (expense), net	103	(122)
Income before income taxes, minority interest and extraordinary gain	29,551	40,192
Income tax expense	(11,885)	(15,225)
Income before minority interest and extraordinary gain	17,666	24,967
Minority interest in earnings of subsidiaries	(1,307)	(2,148)
Income before extraordinary gain	16,359	22,819
Extraordinary gain (note 5)	3,539	—
Net income	$19,898	$22,819

Net income per share of common stock:
Basic:
Income before extraordinary gain	$0.81	$1.31
Extraordinary gain (note 5)	0.17	—
Net income	$0.98	$1.31
Diluted:
Income before extraordinary gain	$0.80	$1.27
Extraordinary gain (note 5)	0.17	—
Net income	$0.97	$1.27
Weighted average shares outstanding:
Basic	20,253	17,427
Diluted	20,527	17,992

The accompanying notes are an integral part of these condensed consolidated financial statements

	Six Months Ended June 30,
	2007	2006
Net sales	$1,468,068	$1,469,887
Cost of goods sold	1,332,372	1,324,739
Gross profit	135,696	145,148
Selling, general and administrative expenses	(73,586)	(73,850)
Restructuring and other charges	(1,287)	(978)
Operating income	60,823	70,320
Interest expense	(15,122)	(16,089)
Interest income	1,615	103
Gain on sale of investment (note 5)	—	5,788
Other income (expense), net	(648)	34
Income before income taxes, minority interest and extraordinary gain	46,668	60,156
Income tax expense	(18,794)	(22,928)
Income before minority interest and extraordinary gain	27,874	37,228
Minority interest in earnings of subsidiaries	(2,357)	(2,181)
Income before extraordinary gain	25,517	35,047
Extraordinary gain (net of minority interest of $581 in 2006) - (note 5)	3,539	871
Net income	$29,056	$35,918
Net income per share of common stock:
Basic:
Income before extraordinary gain	$1.26	$2.05
Extraordinary gain (note 5)	0.18	0.05
Net income	$1.44	$2.10
Diluted:
Income before extraordinary gain	$1.25	$1.99
Extraordinary gain (note 5)	0.17	0.05
Net income	$1.42	$2.04
Weighted average shares outstanding:
Basic	20,203	17,095
Diluted	20,491	17,598

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$29,056	$35,918
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	15,030	13,493
Amortization of deferred financing costs and discount	1,061	1,122
Gain on sale of investment (note 5)	—	(5,788)
Minority interest in earnings of subsidiary	2,357	2,181
Extraordinary gain (net of minority interest in 2006)	(3,539)	(871)
Settlement of derivatives, net	3,564	7,030
Share-based compensation	4,016	3,285
Change in assets and liabilities:
Accounts receivable, net	(58,638)	(155,208)
Inventories, net	28,169	(12,016)
Other current and non-current assets	16,350	(2,843)
Accounts payable, accrued expenses and other liabilities	38,619	55,771
Other, net	795	(63)
Cash flows provided by (used for) operating activities	76,840	(57,989)
Cash flows from investing activities:
Capital expenditures	(18,351)	(17,903)
Acquisitions, net of cash acquired (note 5)	(48,334)	(947)
Proceeds from sale of investment (note 5)	—	8,500
Other	26	59
Cash flows used for investing activities	(66,659)	(10,291)
Cash flows from financing activities:
Repayments of senior secured revolving credit facility, net	—	(13,049)
Short-term borrowings, net	6,551	13,793
Repayments of long-term debt	(15,021)	(258)
Proceeds from common stock offering	—	76,541
Proceeds from exercise of stock options	2,413	1,880
Excess tax benefits resulting from exercise of stock options and vesting of stock awards	1,737	566
Cash flows provided by (used for) financing activities	(4,320)	79,473
Effect of exchange rate changes on cash	(611)	192
Net increase in cash and cash equivalents	5,250	11,385
Cash and cash equivalents at beginning of period	53,493	8,184
Cash and cash equivalents at end of period	$58,743	$19,569

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1.                                      General

Basis of presentation

The accompanying balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is a manufacturer and supplier of communications wire and cable products to telephone companies, CATV companies, distributors and systems integrators, and magnet wire and fabricated insulation materials to major original equipment manufacturers, or OEMs, for use in motors, transformers, generators and electrical controls and, through its distribution operations, to smaller OEMs and the motor repair industry. The Company also converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing facilities in the United States, the United Kingdom, France, Germany, Portugal, Mexico, Canada, Italy and China.

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

The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The liability for unrecognized tax benefits of $9.1 million at January 1, 2007 includes approximately $2.1 million for potential interest and penalties associated with uncertain tax positions. During the three and six months ended June 30, 2007, the Company incurred an income tax expense charge of $0.6 million and $0.9 million, respectively, for uncertain tax positions and $0.1 million and $0.3 million, respectively, for potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS No. 157 will have on its 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company ‘s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

2.                                      Inventories, net

At June 30, 2007 and December 31, 2006, the components of inventories were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$36,695	$41,786
Work in process	87,503	75,647
Finished goods	283,706	289,839
	407,904	407,272
LIFO reserve	(122,256)	(117,938)
	$285,648	$289,334

Inventories valued using the LIFO method amounted to $132.4 million and $125.5 million at June 30, 2007 and December 31, 2006, respectively.

3.                                      Comprehensive income

The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net income	$19,898	$22,819
Foreign currency translation adjustment, net of income tax of $40 for the three months ended June 30, 2007	1,037	1,411
Reclassification adjustment for unrecognized actuarial gains of defined benefit pension plans included in net income, net of income tax of $2	(3)	—
Reclassification adjustment for unrecognized prior service costs of defined benefit pension plans included in net income, net of income tax of $7	12	—
Unrealized holding gains on derivatives during the period, net of income tax of $1,478 and $3,730 for the three months ended June 30, 2007 and 2006, respectively	2,311	5,833
Reclassification adjustment for gains on derivatives included in net income, net of income tax of $1,561 and $2,683 for the three months ended June 30, 2007 and 2006, respectively	(2,442)	(4,197)
Net unrealized gains (losses) on derivatives	(131)	1,636
Other	—	(10)
Comprehensive income	$20,813	$25,856

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net income	$29,056	$35,918
Foreign currency translation adjustment, net of income tax of $361 for the six months ended June 30, 2007	1,417	1,910
Reclassification adjustment for unrecognized actuarial gains of defined benefit pension plans included in net income, net of income tax of $4	(6)	—
Reclassification adjustment for unrecognized prior service costs of defined benefit pension plans included in net income, net of income tax of $14	24	—
Unrealized holding gains on derivatives during the period, net of income tax of $2,451 and $6,357 for the six months ended June 30, 2007 and 2006, respectively	3,828	9,935
Reclassification adjustment for gains on derivatives included in net income, net of income tax of $1,057 and $3,613 for the six months ended June 30, 2007 and 2006, respectively	(1,658)	(5,650)
Net unrealized gains on derivatives	2,170	4,285
Other	—	49
Comprehensive income	$32,661	$42,162

The components of accumulated other comprehensive income (loss) at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Foreign currency translation adjustment, net of tax of $361 at June 30, 2007	$6,174	$4,757
Unrecognized actuarial losses of defined benefit pension plans, net of tax of $3,550 and $3,546 at June 30, 2007 and December 31, 2006, respectively	(4,660)	(4,654)
Unrecognized prior service costs of defined benefit pension plans, net of tax of $272 and $286 at June 30, 2007 and December 31, 2006, respectively	(478)	(502)
Unrealized gain (loss) on derivatives, net of tax of $1,027 and $367 at June 30, 2007 and December 31, 2006, respectively	1,608	(562)
	$2,644	$(961)

4.                                      Restructuring and other charges

Essex Europe recorded a restructuring provision of $0.3 million during the six months ended June 30, 2007 related to a workforce reduction at its Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts are expected to be paid during 2007. Restructuring and other charges for the six months ended June 30, 2007 also include the write-off of $0.4 million of deferred business acquisition costs, $0.3 million of ongoing facility exit costs related to a former North American magnet wire and distribution segment warehouse and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. During the six months ended June 30, 2006, Essex Europe recorded a restructuring provision of $0.9 million related to workforce reductions at its U.K. magnet wire operation. In addition, restructuring and other charges for the six months ended June 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable  settlement of an employee related dispute in our European magnet wire and distribution segment.

5.                                      Acquisitions and dispositions

Invex acquisition

On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A., a leading European magnet wire producer based in Italy for a cash purchase price of $41.3 million. The Company believes the acquisition will complement its existing European operations and should provide near- and long-term synergy opportunities in the areas of sales and administration, internal enamel usage, and other logistical, procurement and manufacturing arrangements. The purchase was financed with cash on hand.

Essex Europe minority interest acquisition

On June 27, 2007, the Company exercised its option to purchase Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.4 million, including acquisition costs of $0.1 million. As a result of the acquisition, the €11.3 million subordinated note payable to Nexans was fully repaid (See note 6). The acquisition of the minority interest has been accounted for using the purchase method of accounting. The purchase price allocation resulted in an adjustment to the carrying value of recorded assets and liabilities based on their relative fair values as of the acquisition date. The preliminary allocation of the purchase price resulted in unallocated negative goodwill, after elimination of the acquired portion of property, plant and equipment and certain other long-term assets, of $3.5 million, or $0.17 per diluted share of common stock, which has been reflected as an extraordinary gain in the statement of operations for the three and six months ended June 30, 2007. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price, including the amount of unallocated negative goodwill, is subject to refinement and adjustment. The application of the purchase price and the adjustments to the carrying value of the assets and liabilities are summarized as follows:

(in thousands)
Current assets	$9,770
Property, plant and equipment	(7,284)
Intangible and other long-term assets	2,347
Current liabilities	(3,406)
Minority interest	31,519
32,946
Purchase price	29,407
Extraordinary gain	$3,539

The following pro forma consolidated results of operations have been prepared as if the acquisition of the Essex Europe minority interest had occurred at January 1, 2006. The extraordinary gain directly attributable to the transaction is included in the pro forma consolidated results of operations for the six months ended June 30, 2007.

	Six Months Ended June 30,
	2007	2006
	(in thousands, except per share amounts)

Net sales	$1,468,068	$1,469,887
Income before extraordinary gain	28,317	37,893
Net income	31,856	39,345
Net income per share:
Basic
Income before extraordinary gain	1.40	2.22
Net income	1.58	2.30
Diluted
Income before extraordinary gain	1.38	2.15
Net income	1.55	2.24

Simcoe and Tianjin acquisitions

In January 2007, the Company entered into two definitive agreements, one to acquire certain assets and assume certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada and the other to acquire Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China. These transactions provide the Company with a significant market presence in the North American and Chinese markets for rectangular wires, including continuous transposed cable, or CTC, and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The Simcoe acquisition was completed on April 27, 2007 for a cash purchase price, after adjustment, of $12.7 million. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The pro forma results of operations reflecting the Simcoe acquisition are not significant. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment. The preliminary allocation of the Simcoe purchase price is summarized as follows (in thousands):

Cash purchase price	$12,742
Acquisition costs	900
$13,642
Allocated to:
Inventory and other current assets	12,456
Property, plant and equipment	1,967
Other long-term assets	1,573
Current liabilities	(829)
Long-term pension and post-retirement benefit liabilities	(1,525)
$13,642

The purchase of Nexan’s 80% ownership interest in the Tianjin company was completed on July 26, 2007 for a cash purchase price of $9.9 million subject to adjustment for finalization of net indebtedness at the closing date.

SDS acquisition

On January 4, 2006, Essex Europe acquired all of the outstanding capital stock of Societe de Distribution et de Services (“SDS”) from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. In connection with the acquisition, Essex Europe recorded a restructuring reserve of $0.6 million related primarily to workforce reductions and the closure of certain of SDS’s leased warehouse locations. Nexans reduced the purchase price by €0.7 million for certain restructuring costs incurred by Essex Europe. The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company’s results of operations from the date of acquisition. The allocation of the purchase price resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the six months ended June 30, 2006.

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

6.                                      Debt

At June 30, 2007 and December 31, 2006, short-term borrowings and long-term debt consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Short-term borrowings:
Essex Europe factoring agreement	$29,245	$27,185
Other	8,314	2,991
	$37,559	$30,176
Long-term debt:
9% senior notes (net of discount of $4,859 and $5,252 at June 30, 2007 and December 31, 2006, respectively)	$252,241	$251,848
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Europe	—	14,847
Term loan of Essex Magnet Wire (Suzhou) Ltd.	12,590	12,270
Other	9,988	9,902
	279,819	293,867
Less current portion of long-term debt	1,234	1,192
Total long-term debt	$278,585	$292,675

Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and  from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding under the senior secured credit facility at June 30, 2007 and undrawn availability was $224.2 million.

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

In July 2007, Essex Europe entered into a new factoring to replace their existing factoring agreement. Under the new agreement the amount of advances available to Essex Europe is limited to 85% of assigned receivables up to a maximum of €50 million ($67.3 million at June 30, 2007). Advances under the new agreement bear interest at the monthly average of the European Overnight Index Average rate plus 0.35%. The new factoring agreement expires in July 2010. The new agreement was subsequently amended to increase the borrowing availability by €40 million in order to provide working capital financing for Invex.

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

The 8.975% subordinated note of Essex Europe was repaid in connection with the acquisition of Nexans’ 40% minority interest in Essex Europe (See note 5).

7.                                      Income per share

The computation of basic and diluted income before extraordinary gain per share for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share before extraordinary gain	$16,359	20,253	$0.81	$22,819	17,427	$1.31
Effect of dilutive securities:
Restricted stock awards	—	96		—	233
Stock options	—	178		—	281
Warrants	—	—		—	51
Diluted net income per common share before extraordinary gain	$16,359	20,527	$0.80	$22,819	17,992	$1.27

	Six Months Ended June 30,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share before extraordinary gain	$25,517	20,203	$1.26	$35,047	17,095	$2.05
Effect of dilutive securities:
Restricted stock awards	—	104		—	223
Stock options	—	184		—	254
Warrants	—	—		—	26
Diluted income per common share before extraordinary gain	$25,517	20,491	$1.25	$35,047	17,598	$1.99

A total of 26,138 and 23,663 anti-dilutive weighted average shares with respect to outstanding stock options and restricted stock awards have been excluded from the computation of diluted income per share for the three months ended June 30, 2007 and 2006, respectively. A total of 24,335 and 575,548 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the six months ended June 30, 2007 and 2006, respectively. Anti-dilutive weighted average shares for six months ended June 30, 2006 includes warrants issued in connection with Superior TeleCom’s plan of reorganization to purchase 868,421 shares of the Company’s common stock. The warrants expired unexercised on May 10, 2006. Additionally, 193,620 shares contingently issuable pursuant to performance awards granted in March 2006 (see note 8) have been excluded from the computation of basic and diluted income per share for all periods presented as the performance conditions have not been satisfied. A total of 264,194 and 264,966 shares contingently issuable pursuant to performance awards granted in April 2007 (see note 8) have been excluded from the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007, respectively, because the performance conditions have not been satisfied.

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

In March 2006 the Company’s board of directors granted performance share awards to certain of the Company’s executive officers under the 2005 Plan. Under the terms of the award the executives may vest in up to 193,620 shares of the Company’s common stock on December 31, 2007 contingent upon meeting specified performance goals with respect to return on net assets and core business revenues (as defined in the award) for the year ended December 31, 2007. In April 2007, the Company’s board of directors granted performance share awards to certain of the Company’s officers and key employees under the 2005 Plan, as amended. Under the terms of the award the executives may vest in up to 265,738 shares of the Company’s common stock on December 31, 2009 contingent upon meeting specified performance goals during the three year period ended December 31, 2009. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense for the three and six months ended June 30, 2007 increased by $0.4 million and $1.3 million, respectively, as a result of changes in the estimated number of performance shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

Total compensation cost related to all stock-based compensation plans was $2.0 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively. Total compensation cost related to all stock-based compensation plans was $4.0 million and $3.3 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $9.5 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes stock option activity for the six months ended June 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	607,764	$15.56
Granted	28,429	34.97
Exercised	(165,732)	14.53
Forfeitures	(1,681)	25.75
Outstanding at June 30, 2007	468,780	$17.06	7.4	$9,512
Exercisable at June 30, 2007	285,733	$14.48	6.9	$6,535

Options to purchase 28,429 shares and 24,195 shares of common stock with a weighted average Black Scholes fair value per option of $16.54 and $12.26 were granted during the six months ended June 30, 2007 and 2006, respectively. The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model and the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Volatility	40%	40%
Dividend yield	0%	0%
Risk-free interest rate	4.7%	4.9%
Expected life (years)	6.2	6.2

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

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the six months ended June 30, 2007:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2006	463,721	$21.07
Granted	293,424	34.91
Vested	(102,939)	14.85
Forfeited	(1,898)	27.70
Nonvested share awards outstanding at June 30, 2007	652,308	$28.26

9.                                      Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and six months ended June 30, 2007 and 2006 are presented below.

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$730	$657
Interest cost	2,250	2,085
Expected return on plan assets	(2,528)	(2,024)
Amortization of actuarial losses (gains)	(5)	201
Amortization of prior service costs	19	19
	$466	$938

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,407	$1,282
Interest cost	4,352	4,036
Expected return on plan assets	(4,831)	(4,059)
Amortization of actuarial losses (gains)	(10)	230
Amortization of prior service costs	38	38
	$956	$1,527

The Company’s cash contributions to the defined benefit plans amounted to $3.5 million and $2.5 million during the six months ended June 30, 2007 and 2006, respectively. The Company expects to make additional cash contributions of $5.6 million for the remainder of 2007.

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

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts are summarized as follows at June 30, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain
	(in thousands of pounds)			(in thousands)

Copper	5,875	2007	$3.01	$2,544
Copper	250	2008	2.99	91
				$2,635

All of the unrealized gains on commodity futures outstanding at June 30, 2007 are expected to be reclassified in earnings within the next twelve months.

Essex Europe periodically enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Net losses on these contracts were $0.3 million for the three and six months ended June 30, 2007. Net gains on these contracts were $1.9 million and $3.4 million for the three and six months ended June 30, 2006. Essex Europe had no open copper futures positions at June 30, 2007.

Foreign currency exchange risk management

The Company engages in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, the Company enters into intercompany loans, some of which are not considered long-term investments, among our subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. The Company attempts to manage its transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, the Company hedges certain, but not all, of its foreign currency exposures through the use of foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Changes in the fair value of these contracts are reflected in current earnings.

The Company is also exposed to foreign currency translation risk resulting from the translation of the financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar. The Company’s most significant translation exposure is the Euro in relation to the U.S. dollar. The Company enters into foreign currency put options to hedge against adverse fluctuations in the results of operations of certain of its foreign subsidiaries resulting from foreign currency translation. The put options expire in 2007.

The following table summarizes information about foreign currency related derivatives as of June 30, 2007.

Derivatives	Notional Amount		Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands)			(in thousands)
Forward exchange contracts:
U.S. dollars (sell for Euros)	1,300	USD	.74	$—
U.S. dollars (buy with Canadian dollars)	3,200	USD	1.06	—
Canadian dollars (sell for U.S. dollars)	20,500	CAD	.94	(3)
Euros (buy with British pounds)	3,700	EURO	.68	—
British pounds (sell for euros)	2,400	GBP	1.48	—
Put options:
Euros (sell for U.S. dollars)	3,719	EURO	1.35	37
				$34

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

In 2003, Superior TeleCom and Essex Electric Inc. (“Essex Electric”) each filed lawsuits under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. The lawsuits were consolidated with several other lawsuits involving other plaintiffs later in 2003 (collectively, the “2003 Copper Action”). In 2003, Essex Electric was a subsidiary of The Alpine Group, Inc. (“Alpine”). Alpine was the controlling shareholder of Superior TeleCom. On November 10, 2003, Superior Essex acquired the business formerly conducted by Superior TeleCom and its subsidiaries. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) are being held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). The Company and Essex Electric, now known as Exeon Inc. (“Exeon”), each claim to be entitled to the Escrowed Settlement Proceeds. On June 18, 2007, Exeon filed an action for declaratory judgment and related relief against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, New York County (the “2007 Exeon Action”). In the 2007 Exeon Action, Exeon seeks a declaration that the claims giving rise to the Escrowed Settlement Proceeds were transferred to Exeon in connection with the sale of a portion of the electrical wire business of the Company’s subsidiary, Essex Group, to Exeon in 2002 and that Exeon is entitled to all of the Escrowed Settlement Proceeds. The 2007 Exeon Action also alleges that the Company, by claiming the Escrowed Settlement Proceeds attributable to the electrical wire business, is in breach of the Purchase and Sale Agreement related to the sale of a portion of the Essex Group electrical wire business to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

On June 20, 2007, the Company and Essex Group filed suit in the Superior Court of Cobb County, Georgia against Essex Electric and the other defendants named therein (the “2007 Superior Action”). The 2007 Superior Action seeks a declaratory judgment that the Company is entitled to all of the Escrowed Settlement Proceeds. In addition, the 2007 Superior

Action seeks damages as a result of a breach of fiduciary duty to the extent it is determined that any portion of the Escrowed Settlement Proceeds or the claims giving rise thereto were transferred to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

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

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at June 30, 2007. These accruals are not material to the Company’s operations or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments for copper to properly match its cost to the value of the copper expected to be billed to customers. At June 30, 2007, the Company had forward fixed-price copper purchase commitments for delivery of 19.7 million pounds through January 2008 for $66.1 million. Additionally, at June 30, 2007, the Company had forward purchase fixed-price commitments for 0.8 million pounds of aluminum through August 2008, 187,000 megawatts of electricity through December 2009 and 520,000 MMBTUs of natural gas through December 2007 amounting to $1.2 million, $13.3 million and $4.0 million, respectively.

12.                               Related party transactions

Essex Europe has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $96.2 million and $88.4 million for the three months ended June 30, 2007 and 2006, respectively, and $171.1 million and $152.6 million for the six months ended June 30, 2007 and 2006, respectively.

The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation (“Femco”). Net sales to Femco were $5.4 million and $5.9 million for the three months ended June 30, 2007 and 2006, respectively, and $11.7 million and $10.3 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s equity in the loss of Femco was $0.3 million for the six months ended June 30, 2007 and the equity in Femco’s earnings for the six months ended June 30, 2006 was not significant.

13.                               Business segments

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, North American magnet wire and distribution, European magnet wire and distribution and copper rod. The communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment, which includes our operations in China, manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Europe and manufactures and markets magnet wire used in motors, transformers and electrical coils and controls primarily in Europe. The European magnet wire and distribution segment also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. The copper rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The components of restructuring and other charges are discussed in note 4.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net sales:
Communications cable	$235,738	$237,135	$451,736	$423,708
North American magnet wire and distribution	296,326	274,340	543,166	507,877
European magnet wire and distribution	175,541	174,270	335,934	312,879
Copper rod	64,835	132,448	137,232	225,423
	$772,440	$818,193	$1,468,068	$1,469,887
Operating income (loss):
Communications cable	$25,911	$32,454	$43,912	$50,807
North American magnet wire and distribution	11,661	13,446	20,207	22,712
European magnet wire and distribution	5,801	9,096	11,856	10,880
Copper rod	(136)	256	(182)	117
Corporate and other	(6,773)	(6,791)	(13,683)	(13,218)
Restructuring and other charges	(413)	(197)	(1,287)	(978)
	$36,051	$48,264	$60,823	$70,320

	June 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Communications cable	$392,787	$388,892
North American magnet wire and distribution	409,376	339,045
European magnet wire and distribution	243,777	247,337
Copper rod	21,020	41,323
Corporate and other	5,410	10,222
	$1,072,370	$1,026,819

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

	Balance Sheet Information
	June 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73	$50,335	$49	$8,286	$—	$58,743
Accounts receivable, net	—	235,269	3,943	158,809	—	398,021
Inventories, net	—	175,248	13,192	97,208	—	285,648
Other current assets	5,433	11,035	631	10,775	—	27,874
Total current assets	5,506	471,887	17,815	275,078	—	770,286
Property, plant and equipment, net	602	188,616	14,413	51,382	—	255,013
Intangible and other long-term assets	3,584	32,676	10	15,085	(4,284)	47,071
Investment in subsidiaries	296,717	122,334	247,293	—	(666,344)	—
Intercompany accounts	108,522	—	29,258	—	(137,780)	—
Total assets	$414,931	$815,513	$308,789	$341,545	$(808,408)	$1,072,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$37,559	—	$37,559
Current portion of long-term debt	—	—	—	1,234	—	1,234
Accounts payable	248	125,441	3,396	70,057	—	199,142
Accrued expenses	5,290	29,833	226	56,449		91,798
Total current liabilities	5,538	155,274	3,622	165,299	—	329,733
Long term-debt, less current portion	—	259,241	5,000	14,344	—	278,585
Other long-term liabilities	17,926	42,005	3,450	13,488	(4,284)	72,585
Intercompany accounts	—	57,784	—	79,996	(137,780)	—
Total liabilities	23,464	514,304	12,072	273,127	(142,064)	680,903
Stockholders’ equity	391,467	301,209	296,717	68,418	(666,344)	391,467
	$414,931	$815,513	$308,789	$341,545	$(808,408)	$1,072,370

	Balance Sheet Information
	December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94	$44,071	$2	$9,326	$—	$53,493
Accounts receivable, net	—	192,648	3,979	138,993	—	335,620
Inventories, net	—	203,041	13,344	72,949	—	289,334
Other current assets	9,288	22,398	623	14,569	—	46,878
Total current assets	9,382	462,158	17,948	235,837	—	725,325
Property, plant and equipment, net	497	193,398	15,227	49,358	—	258,480
Intangible and other long-term assets	4,014	34,275	—	8,780	(4,055)	43,014
Investment in subsidiaries	266,174	102,222	223,683	—	(592,079)	—
Intercompany accounts	95,378	—	21,378	—	(116,756)	—
Total assets	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$30,176	$—	30,176
Current portion of long-term debt	—	—	—	1,192	—	1,192
Accounts payable	4,537	82,611	3,392	70,566	—	161,106
Accrued expenses	6,862	32,127	220	55,411	—	94,620
Total current liabilities	11,399	114,738	3,612	157,345	—	287,094
Long term-debt, less current portion	—	258,848	5,000	28,827	—	292,675
Other long-term liabilities	5,058	45,760	3,450	9,183	(4,055)	59,396
Intercompany accounts	—	101,946	—	14,810	(116,756)	—
Total liabilities	16,457	521,292	12,062	210,165	(120,811)	639,165
Minority interest in consolidated subsidiaries	—	—	—	28,666	—	28,666
Stockholders’ equity	358,988	270,761	266,174	55,144	(592,079)	358,988
	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819

	Statement of Operations Information
	Three Months Ended June 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,922	$569,055	$70,727	$205,396	$(79,660)	$772,440
Cost of goods sold	—	515,512	64,355	190,860	(72,738)	697,989
Gross profit	6,922	53,543	6,372	14,536	(6,922)	74,451
Selling, general and administrative expenses	(6,766)	(29,765)	(185)	(8,193)	6,922	(37,987)
Restructuring and other charges	(121)	(248)	—	(44)	—	(413)
Operating income	35	23,530	6,187	6,299	—	36,051
Interest expense	(1)	(8,222)	(119)	(1,591)	2,461	(7,472)
Interest income	1,919	893	518	—	(2,461)	869
Other income, net	(35)	295	(4)	(153)	—	103
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	1,918	16,496	6,582	4,555	—	29,551
Income tax expense	(859)	(6,377)	(2,335)	(2,314)	—	(11,885)
Equity in earnings of subsidiaries	18,839	8,447	14,592	—	(41,878)	—
Minority interest in income of subsidiaries	—	—	—	(1,307)	—	(1,307)
Extraordinary gain	—	350	—	3,189	—	3,539
Net income	$19,898	$18,916	$18,839	$4,123	$(41,878)	$19,898

	Statement of Operations Information
	Three Months Ended June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,868	$638,953	$66,917	$180,567	$(75,112)	$818,193
Cost of goods sold	—	575,242	60,748	163,748	(68,244)	731,494
Gross profit	6,868	63,711	6,169	16,819	(6,868)	86,699
Selling, general and administrative expenses	(6,773)	(30,645)	(258)	(7,430)	6,868	(38,238)
Restructuring and other charges	(111)	(291)	—	205	—	(197)
Operating income (loss)	(16)	32,775	5,911	9,594	—	48,264
Interest expense	16	(7,386)	(118)	(523)	—	(8,011)
Interest income	—	20	—	41	—	61
Other income (expense), net	—	199	29	(350)	—	(122)
Income before income taxes, equity in earnings of subsidiaries and minority interest	—	25,608	5,822	8,762	—	40,192
Income tax expense	—	(9,470)	(2,242)	(3,513)	—	(15,225)
Equity in earnings of subsidiaries	22,819	6,760	19,239	—	(48,818)	—
Minority interest in income of subsidiaries	—	—	—	(2,148)	—	(2,148)
Net income	$22,819	$22,898	$22,819	$3,101	$(48,818)	$22,819

	Statement of Operations Information
	Six Months Ended June 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$13,859	$1,098,222	$122,989	$374,208	$(141,210)	$1,468,068
Cost of goods sold	—	999,288	113,148	347,287	(127,351)	1,332,372
Gross profit	13,859	98,934	9,841	26,921	(13,859)	135,696
Selling, general and administrative expenses	(13,669)	(58,324)	(367)	(15,085)	13,859	(73,586)
Restructuring and other charges	(201)	(287)	—	(799)	—	(1,287)
Operating income (loss)	(11)	40,323	9,474	11,037	—	60,823
Interest expense	(3)	(16,604)	(238)	(2,480)	4,203	(15,122)
Interest income	3,677	1,623	518	—	(4,203)	1,615
Other income (expense), net	11	(235)	(15)	(409)	—	(648)
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	3,674	25,107	9,739	8,148	—	46,668
Income tax expense	(1,509)	(9,336)	(3,550)	(4,399)	—	(18,794)
Equity in earnings of subsidiaries	26,891	10,925	20,702	—	(58,518)	—
Minority interest in income of subsidiaries	—	—	—	(2,357)	—	(2,357)
Extraordinary gain	—	350	—	3,189	—	3,539
Net income	$29,056	$27,046	$26,891	$4,581	$(58,518)	$29,056

	Statement of Operations Information
	Six Months Ended June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$13,363	$1,148,511	$113,174	$323,657	$(128,818)	$1,469,887
Cost of goods sold	—	1,039,602	103,266	297,326	(115,455)	1,324,739
Gross profit	13,363	108,909	9,908	26,331	(13,363)	145,148
Selling, general and administrative expenses	(13,195)	(58,520)	(501)	(14,997)	13,363	(73,850)
Restructuring and other charges	(195)	(330)	—	(453)	—	(978)
Operating income (loss)	(27)	50,059	9,407	10,881	—	70,320
Interest expense	25	(14,829)	(237)	(1,048)	—	(16,089)
Interest income	—	20	—	83	—	103
Gain on sale of investment	5,788	—	—	—		5,788
Other income (expense), net	2	232	29	(229)	—	34
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	5,788	35,482	9,199	9,687	—	60,156
Income tax expense	(2,257)	(12,774)	(3,542)	(4,355)	—	(22,928)
Equity in earnings of subsidiaries	32,387	9,839	26,730	—	(68,956)	—
Minority interest in income of subsidiaries	—	—	—	(2,181)	—	(2,181)
Extraordinary gain	—	—	—	871	—	871
Net income	$35,918	$32,547	$32,387	$4,022	$(68,956)	$35,918

	Statement of Cash Flows Information
	Six Months Ended June 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating (used for) activities	$10,242	$65,258	$7,273	$(5,933)	$—	$76,840
Cash flows from investing activities:
Capital expenditures	(210)	(6,818)	(88)	(11,235)	—	(18,351)
Acquisitions	(1,059)	—	—	(47,275)	—	(48,334)
Investment in subsidiaries	—	(9,000)	—	—	9,000	—
Dividends received	—	1,295	237	—	(1,532)	—
Other	—	26	—	—	—	26
Cash flows provided by (used for) investing activities	(1,269)	(14,497)	149	(58,510)	7,468	(66,659)
Cash flows from financing activities:
Short-term borrowings, net	—	—	—	6,551	—	6,551
Repayments of long-term debt	—	—	—	(15,021)	—	(15,021)
Proceeds from exercise of stock options and employee stock purchases	2,413	—	—	—	—	2,413
Capital contributions	—	—	—	7,200	(7,200)	—
Dividends paid	—	(237)	(1,295)	—	1,532	—
Other	1,737	—	—	—	—	1,737
Intercompany accounts	(13,144)	(44,260)	(6,080)	65,284	(1,800)	—
Cash flows provided by (used for) financing activities	(8,994)	(44,497)	(7,375)	64,014	(7,468)	(4,320)
Effect of exchange rate changes on cash	—	—	—	(611)	—	(611)
Net increase (decrease) in cash and cash equivalents	(21)	6,264	47	(1,040)	—	5,250
Cash and cash equivalents at beginning of period	94	44,071	2	9,326	—	53,493
Cash and cash equivalents at end of period	$73	$50,335	$49	$8,286	$—	$58,743

	Statement of Cash Flows Information
	Six Months Ended June 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(3,008)	$(53,830)	$8,350	$(9,501)	—	$(57,989)
Cash flows from investing activities:
Capital expenditures	(68)	(7,531)	—	(10,304)	—	(17,903)
SDS acquisition, net of cash acquired	—	—	—	(947)	—	(947)
Proceeds from sale of investment	8,500	—	—	—	—	8,500
Investment in subsidiaries	—	(5,900)	—	—	5,900	—
Dividends received			238	—	(238)	—
Other		56	—	3	—	59
Cash flows provided by (used for) investing activities	8,432	(13,375)	238	(11,248)	5,662	(10,291)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility, net	—	(13,049)	—	—	—	(13,049)
Essex Europe short-term borrowings, net	—	—	—	13,793	—	13,793
Repayments of long-term debt	—	—	—	(258)	—	(258)
Proceeds from common stock offering	76,541	—	—	—	—	76,541
Proceeds from exercise of stock options	1,880	—	—	—	—	1,880
Capital contributions	—	—	—	1,475	(1,475)	—
Dividends paid		(238)	—	—	238	—
Other	566	—	—	—	—	566
Intercompany accounts	(84,478)	92,073	(8,519)	5,349	(4,425)	—
Cash flows provided by (used for) financing activities	(5,491)	78,786	(8,519)	20,359	(5,662)	79,473
Effect of exchange rate changes on cash	—	11	—	181	—	192
Net increase (decrease) in cash and cash equivalents	(67)	11,592	69	(209)	—	11,385
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$2	$11,987	$194	$7,386	—	$19,569

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment; (iii) our European magnet wire and distribution segment and (iv) our copper rod segment.

Industry segment financial data (including sales and operating income by industry segment) for the three and six months ended June 30, 2007 and 2006 is included in note 13 to the accompanying condensed consolidated financial statements.

Overview

Our results for the three and six months ended June 30, 2007 continue to be impacted by the weakness in the U.S. residential construction market and comparative declines in demand in the manufacturing sector. These factors had a negative impact on product demand for our communications cable, North American magnet wire and distribution and copper rod segments. Copper is the principal raw material we use in the manufacture of our wire and cable products and our results are impacted by the level and volatility of copper prices. Our operating profits for the three and six months ended June 30, 2007 have declined compared to the three and six months ended June 30, 2006 due primarily to an estimated $13.4 million of transitional gross profit gains in the second quarter of 2006 attributable to the significant upward volatility in copper prices experienced during the first half of 2006, as well as volume declines (exclusive of the impact of the Simcoe acquisition discussed below) in all of our business segments.  In addition, we estimate that our communications cable segment experienced a $4.0 million negative impact on gross profit in the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices. This was the result of the combination of lower than forecasted sales in the fourth quarter of 2006 together with the decline in copper prices during the later stages of the fourth quarter of 2006 and the first half of the first quarter of 2007. We produced inventory early in the fourth quarter of 2006 at higher copper costs to support forecasted fourth quarter demand. Due to the significantly lower than forecasted fourth quarter 2006 demand this inventory was carried over to 2007 and matched against lower copper price sales. The unfavorable comparative impact of the prior year transitional gross profit gains and current year volume declines on operating profits was partially offset by the incremental contribution of the Simcoe acquisition, improved pricing and product mix along with reduced production costs in our communications cable segment and improved pricing in our European magnet wire and distribution segment.

On April 27, 2007, we completed the acquisition of Nexans’ magnet wire operations in Simcoe, Ontario, Canada for a cash purchase price of $12.7 million. We expect the acquisition to provide us with a significant market presence in the North American market for rectangular wires, including continuous transposed cable, or CTC, and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The Simcoe operation is included in our North America magnet wire and distribution segment.

Results of Operations

Non-GAAP Financial Measures

In discussing our results of operations below, we present supplemental net sales information adjusted to a constant $3.00/lb COMEX cost of copper or the equivalent Euro/kilogram LME value for our European operations, which we refer to as copper-adjusted net sales or sales adjusted for a constant cost of copper. We also present and discuss copper-adjusted gross profit margin (gross profit divided by copper-adjusted net sales). Copper-adjusted net sales and copper-adjusted gross profit margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper and copper-adjusted gross profit margin are useful measures to aid in analyzing period-to-period net sales and gross profit margins, particularly in periods of changing copper prices. We also use copper-adjusted sales to evaluate performance for certain executive compensation items. Copper-adjusted net sales has distinct limitations as compared to GAAP net sales. By copper-adjusting net sales, in a declining copper cost environment, it may not be apparent that net sales are declining on an actual basis. Furthermore, by copper-adjusting gross profit margins in a rising copper cost environment, it may not be apparent the gross profit margins are declining on an actual basis. Management compensates for these limitations by using the GAAP results in conjunction with copper-adjusted net sales and gross profit margins. Net sales adjusted for a constant cost of copper and copper-adjusted gross profit margin as used by us may not be comparable to similarly titled measures of other companies.

In periods prior to 2007 we presented supplemental copper-adjusted net sales and copper-adjusted gross profit margin information using a constant $2.00/lb COMEX cost of copper. The 2007 presentation utilizes a constant $3.00/lb COMEX cost of copper as management believes this more closely approximates the current level of copper prices. All prior period amounts presented have been restated to reflect a constant $3.00/lb COMEX cost of copper for our U.S. operations or the equivalent Euro/kilogram LME cost of copper for our European operations.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the three months ended June 30, 2007 and 2006:

	Actual			Copper-adjusted
	Three Months Ended June 30,		%	Three Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Net sales:
Communications cable	$235,738	$237,135	(1)%	$237,028	$262,146	(10)%
North American magnet wire and distribution	296,326	274,340	8%	279,447	275,854	1%
European magnet wire and distribution	175,541	174,270	1%	168,970	171,558	(2)%
Copper rod	64,835	132,448	(51)%	56,461	117,817	(52)%
	772,440	818,193	(6)%	741,906	827,375	(10)%
Constant cost of copper adjustment	—	—		30,534	(9,182)
Total	$772,440	$818,193	(6)%	$772,440	$818,193	(6)%
Average daily COMEX price per pound of copper	$3.46	$3.39	2%

Consolidated sales for the three months ended June 30, 2007 were $772.4 million, a decrease of 6% as compared to consolidated sales of $818.2 million for the quarter ended June 30, 2006. Sales adjusted for a constant cost of copper decreased 10% for the quarter ended June 30, 2007. The decline in actual and copper-adjusted sales for the 2007 quarter as compared to the 2006 quarter was attributable to volume declines in all of our business segments, particularly our communications cable and copper rod segments. These declines were partially offset by the impact of the Simcoe acquisition (actual sales of $21.3 million and copper-adjusted sales of $19.7 million) and the effects on our European magnet wire and distribution segment’s sales of the strengthening Euro against the U.S. dollar.

Sales for our communications cable segment for the June 30, 2007 quarter were $235.7 million, a decrease of 1%, as compared to sales of $237.1 million for the quarter ended June 30, 2006. Sales adjusted for a constant cost of copper decreased 10%. The copper-adjusted decrease primarily reflects declines in copper outside plant, or OSP, unit volume attributable to overall decreases in market-related demand due to the slowdown in new home construction, continued loss of access lines by major telephone companies and the continued use of fiber optic cable in telephone networks. The decline in copper-adjusted OSP sales was partially offset by an 11% increase in premise wire product sales. We believe the 2007 increase in our premise product sales reflects an increase in our market share as well as improved pricing and product mix as compared to the quarter ended June 30, 2006.

Sales for our North American magnet wire and distribution segment were $296.3 million for the quarter ended June 30, 2007, an increase of 8% as compared to the prior year. On a copper-adjusted basis, sales for the quarter ended June 30, 2007 increased 1% from the same quarter in the prior year. Sales for the three months ended June 30, 2007 include $21.3 million ($19.7 million on a copper-adjusted basis) attributable to the Simcoe acquisition. The offsetting decrease in copper-adjusted sales was principally attributable to weakness in the heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity.

Sales for the European magnet wire and distribution segment were $175.5 million for the three months ended June 30, 2007 compared to $174.3 million for the three months ended June 30, 2006, an increase of 1%. On a copper-adjusted basis, sales decreased 2% for the three months ended June 30, 2007 compared to the prior year quarter. Excluding the effects of the strengthening Euro against the U.S. dollar, copper-adjusted sales decreased 8% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was primarily the result of reductions in unit volumes due to a planned rationalization of low margin customers implemented in the first quarter of 2007.

Copper rod sales for the three months ended June 30, 2007 were $64.8 million compared to $132.4 million for the comparable 2006 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 52% for the three months ended June 30, 2007 compared to the prior year period. The copper-adjusted decrease in the 2007 quarter reflects a planned reduction in total copper rod production including a rationalization of third-party copper rod sales as well as reduced demand. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the quarter ended June 30, 2007, gross profit was $74.5 million, a decrease of $12.2 million, or 14%, as compared to the prior year quarter primarily due to the estimated $13.4 million of transitional gross profit gains in the second quarter of 2006 discussed above, as well as volume declines (exclusive of the impact of the Simcoe acquisition) in all of our business segments. These negative factors were partially offset by the positive impact of price increases, lower production costs and improved product mix in our communications cable segment, the Simcoe acquisition and favorable foreign currency exchange rate translation in our European magnet wire and distribution segment. The gross profit margin in the 2007 quarter was 9.6% compared to 10.6% for the same quarter in 2006. Gross profit margin on a copper-adjusted basis was 10.0% for the three months ended June 30, 2007 compared to 10.5% for the three months ended June 30, 2006 reflecting margin decreases in all of our business segments. The comparative copper-adjusted gross profit margins were significantly impacted by the effect of the sales decline for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decrease in copper-adjusted sales in the copper rod segment for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 did not result in a proportionate reduction in gross profit. The combined gross margin for our communications cable, North American  and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 10.8% for the three months ended June 30, 2007 compared to 12.1% for the three months ended June 30, 2006. Copper-adjusted gross profit margins in our communications cable business decreased for the 2007 quarter compared to the prior year quarter due primarily to an estimated $9.0 million of transitional copper benefits experienced in the second quarter of 2006 offset by the positive impact in 2007 of price increases, production cost reduction activities and higher margin premises product mix. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the three months ended June 30, 2007 decreased compared to the prior year quarter due primarily to unfavorable production cost absorption resulting from lower volumes, negative gross margins incurred in our China start-up operation, and the comparative effect of transitional copper and LIFO cost benefits realized in the second quarter of 2006. Copper-adjusted gross profit margin for the European magnet wire and distribution segment decreased for the three months ended June 30, 2007 due primarily to the effect of transitional copper benefits realized in the second quarter of 2006 and an unfavorable product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $38.0 million for the three month period ended June 30, 2007 decreased slightly as compared to SG&A expense of $38.2 million for the three months ended June 30, 2006 due primarily to reduced group insurance and U.S. pension costs.

Restructuring and other charges

During the three months ended June 30, 2007 we recorded  restructuring and other charges of $0.4 million consisting of $0.3 million of ongoing facility exit costs related to a former North American magnet wire and distribution segment warehouse and $0.1 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. During the three months ended June 30, 2006, our European magnet wire and distribution segment recorded a provision of $0.2 million related to a workforce reduction. In addition, restructuring and other charges for the three months ended June 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.1 million related to professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment.

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended June 30, 2007 and 2006. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2007	2006
	(in thousands)
Operating income (loss)
Communications cable	$25,911	$32,454
North American magnet wire and distribution	11,661	13,446
European magnet wire and distribution	5,801	9,096
Copper rod	(136)	256
Corporate and other	(6,773)	(6,791)
Restructuring and other charges	(413)	(197)
	$36,051	$48,264

Operating income for the communications cable segment decreased $6.5 million for the three months ended June 30, 2007 compared to the 2006 quarter due to gross profit decreases attributable to the factors discussed above. Communications cable segment SG&A expenses for the three months ended June 30, 2007 were essentially unchanged as compared to the three months ended June 30, 2006. Operating income for our North American magnet wire and distribution segment decreased $1.8 million due primarily to lower gross profit ($2.4 million) attributable to the factors discussed above, partially offset by reductions in SG&A expenses and the impact of the Simcoe acquisition. Operating income for the European magnet wire and distribution segment decreased $3.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease reflects gross profit decreases attributable to the factors discussed above as well as an increase in SG&A expense of $0.6 million partially offset by the positive impact of currency exchange rates. The copper rod segment’s operating income decreased slightly for the three months ended June 30, 2007 compared to the prior year quarter due primarily to reduced sales volumes. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs and were relatively unchanged for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Consolidated operating income for the three months ended June 30, 2007 included restructuring and other charges of $0.4 million compared to $0.2 million of such charges in the 2006 quarter, the components of which are discussed above.

Interest expense and  interest income

Interest expense for the quarter ended June 30, 2007 was $7.5 million compared to interest expense of $8.0 million for the quarter ended June 30, 2006. The decrease in interest expense in the 2007 quarter is due to the fact that we had no borrowings outstanding on our senior secured credit facility during the three months ended June 30, 2007. This positive factor was partially offset by increases in interest expense on borrowings to finance our greenfield China operation.  Interest income increased $0.8 million for the three months ended June 30, 2007 compared to the same period in the prior year due to interest earned on positive cash balances outstanding during the 2007 quarter. Increased cash balances primarily reflect the benefit from positive operating cash flow generated in the second half of 2006 and in the first half of 2007.

Income tax expense

Our effective income tax rate for the three months ended June 30, 2007 was 40% compared to an effective tax rate of 38% for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”). The increase in the effective tax rate for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is due primarily to the effects of FIN 48.

Extraordinary gain

On June 27, 2007, we exercised our option to purchase Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.4 million, including acquisition costs of $0.1 million. The acquisition of the minority interest has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in unallocated negative goodwill of $3.5 million which has been reflected as an extraordinary gain in the statement of operations for the three months ended June 30, 2007. We are in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price, including the amount of unallocated negative goodwill, is subject to refinement and adjustment.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the six months ended June 30, 2007 and 2006:

	Actual			Copper-adjusted
	Six Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Net sales:
Communications cable	$451,736	$423,708	7%	$448,941	$488,798	(8)%
North American magnet wire and distribution	543,166	507,877	7%	540,086	563,056	(4)%
European magnet wire and distribution	335,934	312,879	7%	337,698	337,177	—%
Copper rod	137,232	225,423	(39)%	136,888	240,549	(43)%
	1,468,068	1,469,887	—%	1,463,613	1,629,580	(10)%
Constant cost of copper adjustment	—	—		4,455	(159,693)
Total	$1,468,068	$1,469,887	—%	$1,468,068	$1,469,887	—%
Average daily COMEX price per pound of copper	$3.09	$2.83	9%

Consolidated sales for the six months ended June 30, 2007 were $1,468.1 million, essentially unchanged as compared to consolidated sales of $1,469.9 million for the six months ended June 30, 2006. Sales for the 2007 period as compared to the 2006 period were significantly impacted by the 9% increase in average copper prices and, to a lesser extent, the Simcoe acquisition discussed above and the strengthening Euro against the U.S. dollar. Sales adjusted for a constant cost of copper decreased 10% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The copper-adjusted sales decline reflects volume decreases in all of our business segments.

Sales for our communications cable segment for the six months ended June 30, 2007 were $451.7 million, an increase of 7%, as compared to sales of $423.7 million for the six months ended June 30, 2006. Sales adjusted for a constant cost of copper decreased 8%. The copper-adjusted decrease primarily reflects declines in copper OSP unit volume attributable to overall decreases in market-related demand due to the slowdown in new home construction, the absence of hurricane restoration demand as compared to 2006, continued loss of access lines by major telephone companies and the continued use of fiber optic cable in telephone networks. The decline in copper-adjusted OSP sales was partially offset by a 19% increase in premise wire product sales. We believe the 2007 increase in our premise product sales reflects increased demand as distributors replenished depleted year end inventory levels in the first quarter of 2007, as well as an increase in our market share and improved pricing as compared to the six months ended June 30, 2006.

Sales for our North American magnet wire and distribution segment were $543.2 million for the six months ended June 30, 2007, an increase of 7% as compared to the prior year six-month period. On a copper-adjusted basis, sales for the six months ended June 30, 2007 decreased 4% from the same period in the prior year. Sales for the six months ended June 30, 2007 include $21.3 million ($19.7 million on a copper-adjusted basis) attributable to the Simcoe acquisition. The offsetting decrease in copper-adjusted sales decrease was principally attributable to weakness in the heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity.

Sales for the European magnet wire and distribution segment were $335.9 million for the six months ended June 30, 2007 compared to $312.9 million for the six months ended June 30, 2006, an increase of 7%. On a copper-adjusted basis, sales were relatively unchanged for the six months ended June 30, 2007 compared to the prior year six-month period. Excluding the effects of the strengthening Euro against the U.S. dollar, copper adjusted sales decreased 7% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was primarily the result of reductions in unit volumes due to a planned rationalization of low margin customers implemented in the first quarter of 2007.

Copper rod sales for the six months ended June 30, 2007 were $137.2 million compared to $225.4 million for the comparable 2006 six-month period. On a copper-adjusted basis, sales for our copper rod segment decreased by 43% for the six months ended June 30, 2007 compared to the prior year six-month period. The copper-adjusted decrease in the 2007 period reflects a planned reduction in total copper rod production including a rationalization of third-party copper rod sales and an increase in the percentage of copper rod used for internal production, including copper rod used in our acquired Simcoe Canadian operations.

Gross profit

For the six months ended June 30, 2007, gross profit was $135.7 million, a decrease of $9.5 million, or 7%, as compared to the prior year six-month period primarily due to the estimated $13.4 million of transitional gross profit gains in the second quarter of 2006, a $4.0 million negative impact on gross profit for the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices as discussed above, and volume declines in all of our business segments. These negative factors were partially offset by the positive impact of price increases, lower production costs and improved product mix in our communications cable segment, the Simcoe acquisition and favorable foreign currency exchange rate translation in our European magnet wire and distribution segment. The gross profit margin for the six months ended June 30, 2007 was 9.2% compared to 9.9% for the same six-month period in 2006. Gross profit margin on a copper-adjusted basis was 9.3% for the six months ended June 30, 2007 compared to 8.9% for the six months ended June 30, 2006. The comparative copper-adjusted gross profit margins were significantly impacted by the effect of the sales decline for the copper rod segment. Accordingly, the decrease in copper-adjusted sales in the copper rod segment for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 did not result in a proportionate reduction in gross profit. The combined gross margin for our communications cable, North American  and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 10.2% for the six months ended June 30, 2007 compared to 10.4% for the six months ended June 30, 2006. Copper-adjusted gross profit margins in our communications cable business decreased slightly for the six months ended June 30, 2007 compared to the prior year six month period due primarily to an estimated $9.0 million of transitional copper benefits experienced in the second quarter of 2006 as well as the first quarter 2007 $4.0 million unfavorable copper cost negative impact discussed above. These unfavorable factors were largely offset by the positive impact in 2007 of price increases, production cost reduction activities and higher margin premises product mix. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the six months ended June 30, 2007 decreased compared to the prior year six-month period due primarily to unfavorable production cost absorption resulting from lower volumes as well as the effect of transitional copper and LIFO cost benefits realized in the second quarter of 2006. Copper-adjusted gross profit margin for the European magnet wire and distribution segment increased for the six months ended June 30, 2007 due primarily to the planned rationalization of low margin customers implemented in the first quarter of 2007 offset to some extent by the comparative effect of transitional copper benefits realized in the second quarter of 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $73.6 million for the six months ended June 30, 2007 were essentially unchanged as compared to SG&A expense of $73.8 for the six months ended June 30, 2006.

Restructuring and other charges

During the six months ended June 30, 2007 we recorded a restructuring provision of $0.3 million related to a workforce reduction at our European magnet wire and distribution segment’s Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts are expected to be paid during 2007. We also recorded restructuring and other charges of $0.3 million of ongoing facility exit costs related to a former North American magnet wire and distribution segment warehouse, $0.4 million of deferred business acquisition costs and and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. During the six months ended June 30, 2006, Essex Europe recorded a restructuring provision of $0.9 million related to workforce reductions at its U.K. magnet wire operation. In addition, restructuring and other charges for the six months ended June 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable  settlement of an employee related dispute in our European magnet wire and distribution segment.

Operating income

The following table sets forth information regarding our operating income by segment for the six months ended June 30, 2007 and 2006. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2007	2006
	(in thousands)
Operating income (loss)
Communications cable	$43,912	$50,807
North American magnet wire and distribution	20,207	22,712
European magnet wire and distribution	11,856	10,880
Copper rod	(182)	117
Corporate and other	(13,683)	(13,218)
Restructuring and other charges	(1,287)	(978)
	$60,823	$70,320

Operating income for the communications cable segment decreased $6.9 million for the six months ended June 30, 2007 compared to the 2006 six-month period due to gross profit decreases attributable to the factors discussed above as well as an increase in SG&A expense of $0.7 million due primarily to higher sales commissions in 2007 associated with increased premise product sales and increases in legal fees. Operating income for our North American magnet wire and distribution segment decreased $2.5 million due primarily to lower gross profit ($3.5 million) attributable to reduced sales volumes, transitional copper and LIFO cost gains in 2006 and start-up operating losses related to our greenfield facility in China, offset by a $1.0 million reduction in SG&A expenses primarily resulting from lower employee compensation and benefit costs. Operating income for the European magnet wire and distribution segment increased $1.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the positive impact of currency exchange rates. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to increased stock-based compensation charges resulting from a change in the number of outstanding performance shares expected to ultimately vest. Consolidated operating income for the six months ended June 30, 2007 included restructuring and other charges of $1.3 million compared to $1.0 million of such charges in the 2006 six-month period, the components of which are discussed above.

Interest expense, interest income and other income(expense)

Interest expense for the six months ended June 30, 2007 was $15.1 million compared to interest expense of $16.1 million for the six months ended June 30, 2006. The decrease in interest expense is due to the fact that we had no borrowings outstanding on our senior secured credit facility during the six months ended June 30, 2007. This positive factor was partially offset by increases in interest expense on borrowings to finance our greenfield China operation. Interest income increased $1.5 million for the six months ended June 30, 2007 compared to the same period in the prior year due to interest earned on positive cash balances outstanding during the 2007 six-month period. Increased cash balances primarily reflect the benefit from positive operating cash flow generated in the second half of 2006 and in the first half of 2007. Other expense for the six months ended June 30, 2007 of $0.6 million includes a $0.3 million loss related to an equity-method investee due to unusual copper and scrap losses related to start-up of a specialty production line.

Income tax expense

Our effective income tax rate for the six months ended June 30, 2007 was 40% compared to an effective tax rate of 38% for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”). The increase in the effective tax rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is due primarily to the effects of FIN 48.

Extraordinary gains

On June 27, 2007, we exercised our option to purchase Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.4 million, including acquisition costs of $0.1 million. The acquisition of the minority interest has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in unallocated negative goodwill of $3.5 million which has been reflected as an extraordinary gain in the statement of operations for the six months ended June 30, 2007. We are in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price, including the amount of unallocated negative goodwill, is subject to refinement and adjustment.

On January 4, 2006, Essex Europe acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The allocation of the purchase price resulted in unallocated negative goodwill of $1.5 million which was reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash from Operating, Investing and Financing Activities

We reported cash provided by operating activities of $76.8 million for the six months ended June 30, 2007 compared to cash used by operating activities of $58.0 million for the six months ended June 30, 2006. Cash provided by operating activities for the six months ended June 30, 2007 includes a net working capital decrease of $24.5 million compared to a net working capital increase of $114.3 million for the six months ended June 30, 2006. Historically, we have experienced a first and second quarter seasonal increase in our working capital resulting from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Conversely, our sales volumes are generally lower in our fourth and early first quarters due primarily to cold weather related reduction in demand from our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our North American and European magnet wire and distribution segments. While we did experience some seasonal increase in accounts receivable during the six months ended June 30, 2007, this increase was more than offset by a decrease in inventories due to reduced production in response to lower sales volumes, particularly in the communications cable segment. Cash provided by operating activities for the six months ended June 30, 2007 was also positively impacted by reduced estimated U.S. income tax payments due primarily to the application of overpayments from 2006. Cash used by investing activities for the six months ended June 30, 2007 includes payments of $29.4 to acquire Nexans’ 40% minority interest in Essex Europe, $13.6 million related to the Simcoe acquisition and $4.1 million of additional contingent consideration paid to Nexans based on the achievement of specified levels of profitability by Essex Europe in 2006. All of these payments were financed with cash on hand. Cash provided by financing activities for the six months ended June 30, 2006 amounted to $79.4 million primarily due to $76.5 of proceeds received from our common stock offering in June 2006. Outstanding borrowings under the senior secured revolving credit facility were fully repaid in the second quarter of 2006 with the proceeds from the offering. Cash used for financing activities of $4.3 million for the six months ended June 30, 2007 includes the $15.0 million repayment of Essex Europe’s subordinated note which was accelerated as a result of our acquisition of Nexans’ minority interest. Repayment of the subordinated note was financed by borrowing under the Essex Europe factoring agreement. Cash from financing activities for the six months ended June 30, 2007 also includes $5.2 million of borrowings under our credit facility in China used to finance start-up operations in China.

Liquidity and Capital Resources

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary’s series A preferred stock, interest payments on the Essex Europe factoring agreement, capital expenditures currently estimated at approximately $30 million to $45 million annually (excluding investments in China discussed below), funding for the Invex and Tianjin acquisitions discussed below and obligations related to our defined benefit pension plans. Copper prices have increased during the first half of 2007 as compared to year-end 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. We estimate that each $1 per pound increase in the price of copper has a $60 to $70 million impact on our working capital.

On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A., a leading magnet wire producer in Europe based in Italy with sales of €213 million in 2006. The cash purchase price of $41.3 million was financed with cash on hand.

In order to finance its ongoing increased working capital requirements, Essex Europe entered into a new factoring agreement in July 2007 to replace their existing factoring agreement. Under the new agreement the amount of advances available to Essex Europe is limited to 85% of assigned receivables up to a maximum of €50 million ($67.3 million at June 30, 2007). Advances under the new agreement bear interest at the monthly average of the European Overnight Index Average rate plus 0.35%. The new factoring agreement expires in July 2010. The new factoring agreement was subsequently amended to increase the borrowing availability by €40 million in order to provide working capital financing for Invex.

In April 2007, we paid $4.1 million of additional contingent consideration to Nexans based on the achievement of specified levels of profitability by Essex Europe in 2006 as provided for in the contribution and formation agreement establishing Essex Europe. In addition, on June 27, 2007, pursuant to our call option under the shareholders agreement, we acquired Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.3 million. In accordance with its terms, the Essex Europe’ subordinated note payable in the amount of $15.0 million was repaid as a result of our purchase of Nexans’ 40% interest. These transactions were financed by our cash on hand and borrowings under Essex Europe’s factoring agreement.

In January 2007, we entered into two definitive agreements, one to acquire certain assets and assume certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada and the other to acquire Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China. The Canadian transaction was completed on April 27, 2007 for a cash purchase price, after adjustment, of $12.7 million funded with cash on hand. The purchase of Nexan’s 80% ownership interest in the Tianjin company was completed on July 26, 2007 for a cash purchase price of $9.9 million which was financed by our cash on hand. The purchase price is subject to adjustment based on finalization of the net indebtedness at the closing date. In connection with the acquisition, the Tianjin company entered into a new credit agreement to provide up to Chinese RMB 110 million ($14.6 million at July 26, 2007) to refinance existing debt and provide working capital financing. The available amount may be increased by an additional Chinese RMB 60 million upon approval by the lender. Borrowings under the agreement bear interest at 90% of the basic RMB lending rate published by the Bank of China. The agreement expires in July 2008.

In the fourth quarter of 2006 we completed the initial phase of construction of our wholly owned “Greenfield” facility near Shanghai in the New Suzhou district of China. We currently plan to add 8 to 12 million additional pounds of capacity to the facility in 2007 at an estimated capital cost of $6 to $8 million.

We believe that cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility ($224.2 million undrawn and available at June 30, 2007), together with our cash on hand ($58.7 million at June 30, 2007) and availability under the Essex Europe amended and restated factoring agreement ($24.6 million undrawn and available on a pro forma basis at June 30, 2007), will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The liability for unrecognized tax benefits of $9.1 million at January 1, 2007 includes approximately $2.1 million for potential interest and penalties associated with uncertain tax positions. During the six months ended June 30, 2007, we incurred an income tax expense charge of $0.9 million for uncertain tax positions and $0.3 million for potential interest and penalties associated with uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 157 will have on our 2008 consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company ‘s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our consolidated financial statements.

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

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts are summarized as follows at June 30, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	5,875	2007	$3.01	$2,544
Copper	250	2008	2.99	91
				$2,635

All of the unrealized gains on commodity futures outstanding at June 30, 2007 are expected to be reclassified in earnings within the next twelve months.

Essex Europe periodically enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. There were no open copper futures positions held by Essex Europe at June 30, 2007.

Foreign currency exchange risk management

We engage in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, we enter into intercompany loans, some of which are not considered long-term investments, among our subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. We attempt to manage our transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, we hedge certain, but not all, of our foreign currency exposures through the use of foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Changes in the fair value of these contracts are reflected in current earnings.

We are also exposed to foreign currency translation risk resulting from the translation of the financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Our most significant translation exposure is the Euro in relation to the U.S. dollar. We enter into foreign currency put options to hedge against adverse fluctuations in the results of operations of certain of our foreign subsidiaries resulting from foreign currency translation. The put options expire in 2007.

The following table summarizes information about foreign currency related derivatives as of June 30, 2007.

Derivatives	Notional Amount		Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands)			(in thousands)
Forward exchange contracts:
U.S. dollars (sell for Euros)	1,300	USD	.74	$—
U.S. dollars (buy with Canadian dollars)	3,200	USD	1.06	—
Canadian dollars (sell for U.S. dollars)	20,500	CAD	.94	(3)
Euros (buy with British pounds)	3,700	EURO	.68	—
British pounds (sell for euros)	2,400	GBP	1.48	—
Put options:
Euros (sell for U.S. dollars)	3,719	EURO	1.35	37
				$34

Purchase Commitments

We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward fixed-price purchase commitments for copper to properly match our cost to the value of the copper expected to be billed to customers. At June 30, 2007, we had forward fixed price copper purchase commitments for delivery of 19.7 million pounds through January 2008 for $66.1 million. Additionally at June 30, 2007, we had forward purchase fixed price commitments for 0.8 million pounds of aluminum through August 2008, 187,000 megawatts of electricity through December 2009 and 520,000 MMBTUs of natural gas through December 2007 amounting to $1.2 million, $13.3 million and $4.0 million, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, Superior TeleCom and Essex Electric Inc. (“Essex Electric”) each filed lawsuits under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. The lawsuits were consolidated with several other lawsuits involving other plaintiffs later in 2003 (collectively, the “2003 Copper Action”). In 2003, Essex Electric was a subsidiary of The Alpine Group, Inc. (“Alpine”). Alpine was the controlling shareholder of Superior TeleCom. On November 10, 2003, Superior Essex acquired the business formerly conducted by Superior TeleCom and its subsidiaries. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) are being held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). We and Essex Electric, now known as Exeon Inc. (“Exeon”), each claim to be entitled to the Escrowed Settlement Proceeds. On June 18, 2007, Exeon filed an action for declaratory judgment and related relief against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, New York County (the “2007 Exeon Action”). In the 2007 Exeon Action, Exeon seeks a declaration that the claims giving rise to the Escrowed Settlement Proceeds were transferred to Exeon in connection with the sale of a portion of the electrical wire business of our subsidiary, Essex Group, to Exeon in 2002 and that Exeon is entitled to all of the Escrowed Settlement Proceeds. The 2007 Exeon Action also alleges that we, by claiming the Escrowed Settlement Proceeds attributable to the electrical wire business, are in breach of the Purchase and Sale Agreement related to the sale of a portion of the Essex Group electrical wire business to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

On June 20, 2007, we and Essex Group filed suit in the Superior Court of Cobb County, Georgia against Essex Electric and the other defendants named therein (the “2007 Superior Action”). The 2007 Superior Action seeks a declaratory judgment that we are entitled to all of the Escrowed Settlement Proceeds. In addition, the 2007 Superior Action seeks damages as a result of a breach of fiduciary duty to the extent it is determined that any portion of the Escrowed Settlement Proceeds or the claims giving rise thereto were transferred to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of shares of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2007	—	—	—	—
May 2007 (a)	57,010	$35.43	—	—
June 2007	7,988	36.27	—	—

(a)                                  Represents shares withheld from members of management to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards and exercise of stock options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Company’s annual meeting of shareowners held on May 3, 2007:

	Votes Cast For	Votes Withheld
Election of Class I directors:
Stephen M. Carter	18,327,557	76,275
Denys Gounot	17,988,773	415,059
James F. Guthrie	18,276,755	127,077

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Company proposals to:
Authorize amendments to the Superior Essex Inc. 2005 Incentive Plan	14,058,237	2,367,859	276,618	—

ITEM 6. EXHIBITS

Exhibit
Number	Description
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

10.16

Agreement for the Transfer of Receivables among Newco, Nexans, Superior Essex, Nexans Winding Wires, Lacroix & Kress GmbH and Essex International Ltd., on the one hand, and Compagnie Generale d’Affacturage SA on the other, dated October 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex Inc. dated July 11, 2006).

10.17

Amendment No. 1 to the Transfer of Receivable Agreement between Essex Nexans Europe SAS, Essex Nexans and Essex Nexans L&K, on the one hand, and Compagnie Generale d’ Affacturage SA, on the other, dated July 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex Inc. dated July 11, 2006).

10.18

Agreement for the Assignment of Receivables among Essex Nexans Europe, Essex Nexans, Essex Nexans L&K GmbH, Essex Nexans UK and Compagnie Generale d’Affacturage, dated July 10, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex Inc. dated July 10, 2007)

10.19*

Superior Essex Inc. Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended September 30, 2004)

10.20*

Consulting Agreement, dated February 1, 2005, between DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated February 18, 2005)

Exhibit
Number	Description
10.21*

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

10.23*	Superior Essex Inc. Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)
10.24*	Form of Director Restricted Stock Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex Inc. dated November 10, 2004)
10.25*	Form of Non-qualified Stock Option Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 1, 2005)
10.26*

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

10.28*	Form of Performance Accelerated Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex Inc. dated April 20, 2005)
10.29*	Superior Essex Inc. 2005 Executive Bonus Plan (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.30*	Superior Essex Inc. 2005 Executive Special Recognition Bonus Plan (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K of Superior Essex Inc. dated May 3, 2005)
10.31*	Amended and Restated Executive Bonus Plan approved March 29, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)
10.32*	Amended and Restated Executive Bonus Plan approved February 15, 2007 (incorporated herein by reference to Exhibit 10.31 to the 2006 Superior Essex 10-K)
10.33

Shareholders Agreement dated October 21, 2005 by and between Superior Essex Inc., SE Holding, C.V., Nexans, Nexans Participations and Essex Nexans SAS (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 21,2005)

10.34*	Superior Essex Inc. 2005 Amended and Restated Director Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.35*	Form of Director Restricted Stock Unit Certificate (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.36*	Form of Director Option Certificate (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K of Superior Essex dated October 27, 2005)
10.37*	Form of Stock Option Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)
10.38*	Form of Restricted Stock Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated November 9, 2005)
10.39*	Form of Performance Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 29, 2006)
10.40	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated October 27, 2006)
10.41

Amended and Restated Sublease Agreement dated January 15, 1985, between Stemp Leasing Corp., as lessor, and Essex Group, Inc., as lessee. (incorporated herein by reference to Exhibit 10.40 to the 2006 Superior Essex 10-K)

Exhibit
Number	Description
10.42*	Senior Vice President Amended and Restated Change of Control Employment Agreement, adopted October 26, 2006 (incorporated herein by reference to Exhibit 10.41 to the 2006 Superior Essex 10-K)
10.43*	Superior Essex Inc. Director Compensation Plan, approved December 5, 2006 (incorporated herein by reference to Exhibit 10.42 to the 2006 Superior Essex 10-K)
10.44*	Form of 2007 Performance Contingent Share Award Certificate (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated March 1, 2007)
31.1	Rule 13a-14(a) certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*            Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
Date: August 7, 2007		David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)