Form 10-Q
period 2007-09-30
SUPERIOR ESSEX INC
filed 2007-11-09
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 2, 2007, the registrant had 20,536,415 shares of common stock, $0.01 par value, outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,294	$53,493
Accounts receivable (less allowance for doubtful accounts of $6,661 and $5,652 at September 30, 2007 and December 31, 2006, respectively)	454,042	335,620
Inventories, net	330,125	289,334
Other current assets	35,295	46,878
Total current assets	855,756	725,325
Property, plant and equipment, net	311,558	258,480
Intangible and other long-term assets, net	44,001	43,014
Total assets	$1,211,315	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$55,334	$30,176
Current portion of long-term debt	1,317	1,192
Accounts payable	244,653	161,106
Accrued expenses	113,474	94,620
Total current liabilities	414,778	287,094
Long-term debt	285,397	292,675
Other long-term liabilities	88,411	59,396
Total liabilities	788,586	639,165
Minority interest in consolidated subsidiaries (note 5)	2,556	28,666
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 20,925,109 and 20,691,373 shares issued at September 30, 2007 and December 31, 2006, respectively	209	207
Capital in excess of par value	283,549	271,821
Accumulated other comprehensive income (loss)	8,833	(961)
Retained earnings (note 1)	140,368	97,306
Treasury stock, at cost (400,093 shares and 302,843 shares at September 30, 2007 and December 31, 2006, respectively)	(12,786)	(9,385)
Total stockholders’ equity	420,173	358,988
Total liabilities and stockholders’ equity	$1,211,315	$1,026,819

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2007	2006
Net sales	$781,406	$796,289
Cost of goods sold	705,764	723,935
Gross profit	75,642	72,354
Selling, general and administrative expenses	(38,875)	(37,525)
Restructuring and other charges	(212)	(117)
Asset impairment charge (note 4)	—	(2,000)
Operating income	36,555	32,712
Interest expense	(8,034)	(7,123)
Interest income	412	349
Other income, net	410	170
Income before income taxes and minority interest	29,343	26,108
Income tax expense (note 1)	(8,993)	(10,273)
Income before minority interest	20,350	15,835
Minority interest in earnings of subsidiaries	(35)	(1,128)
Net income	$20,315	$14,707

Net income per share of common stock:
Basic	$1.00	$0.74
Diluted	$0.98	$0.72
Weighted average shares outstanding:
Basic	20,341	19,805
Diluted	20,641	20,348

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Net sales	$2,249,474	$2,266,176
Cost of goods sold	2,038,136	2,048,674
Gross profit	211,338	217,502
Selling, general and administrative expenses	(112,461)	(111,375)
Restructuring and other charges	(1,499)	(1,095)
Asset impairment charge (note 4)	—	(2,000)
Operating income	97,378	103,032
Interest expense	(23,156)	(23,212)
Interest income	2,027	452
Gain on sale of investment (note 5)	—	5,788
Other income (expense), net	(238)	204
Income before income taxes, minority interest and extraordinary gain	76,011	86,264
Income tax expense	(27,787)	(33,201)
Income before minority interest and extraordinary gain	48,224	53,063
Minority interest in earnings of subsidiaries	(2,392)	(3,309)
Income before extraordinary gain	45,832	49,754
Extraordinary gain (net of minority interest of $581 in 2006) - (note 5)	3,539	871
Net income	$49,371	$50,625
Net income per share of common stock:
Basic:
Income before extraordinary gain	$2.27	$2.76
Extraordinary gain (note 5)	0.17	0.05
Net income	$2.44	$2.81
Diluted:
Income before extraordinary gain	$2.23	$2.68
Extraordinary gain (note 5)	0.17	0.05
Net income	$2.40	$2.73
Weighted average shares outstanding:
Basic	20,249	18,008
Diluted	20,542	18,524

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$49,371	$50,625
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	23,063	20,836
Amortization of deferred financing costs and discount	1,637	1,634
Asset impairment charge	—	2,000
Gain on sale of investment (note 5)	—	(5,788)
Minority interest in earnings of subsidiaries	2,392	3,309
Extraordinary gain (net of minority interest in 2006)	(3,539)	(871)
Settlement of derivatives, net	3,300	2,485
Share-based compensation	5,749	5,237
Change in assets and liabilities:
Accounts receivable, net	(27,054)	(126,965)
Inventories, net	21,933	(45,339)
Other current and non-current assets	12,487	429
Accounts payable, accrued expenses and other liabilities	2,071	55,374
Other, net	720	(369)
Cash flows provided by (used for) operating activities	92,130	(37,403)
Cash flows from investing activities:
Capital expenditures	(25,391)	(26,996)
Acquisitions, net of cash acquired (note 5)	(81,333)	(947)
Proceeds from sale of investment (note 5)	—	8,500
Other	594	68
Cash flows used for investing activities	(106,130)	(19,375)
Cash flows from financing activities:
Repayments of senior secured revolving credit facility, net	—	(13,049)
Short-term borrowings, net	9,862	6,665
Proceeds from long-term borrowings	—	7,545
Repayments of long-term debt	(15,021)	(261)
Proceeds from common stock offering	—	80,794
Proceeds from exercise of stock options	1,697	3,248
Excess tax benefits resulting from exercise of stock options and vesting of stock awards	2,046	958
Cash flows provided by (used for) financing activities	(1,416)	85,900
Effect of exchange rate changes on cash	(1,783)	185
Net increase (decrease) in cash and cash equivalents	(17,199)	29,307
Cash and cash equivalents at beginning of period	53,493	8,184
Cash and cash equivalents at end of period	$36,294	$37,491

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

1.                                      General

Basis of presentation

The accompanying balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair statement of the results of operations for the relevant periods. Results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The liability for unrecognized tax benefits of $9.1 million at January 1, 2007 included approximately $2.1 million for potential interest and penalties associated with uncertain tax positions. During the three and nine months ended September 30, 2007, the Company incurred an income tax expense charge of $0.3 million and $1.2 million, respectively, for uncertain tax positions and $0.1 million and $0.4 million, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. Certain tax carryforward attributes generated in periods prior to 2004 may still be subject to adjustment.

During the third quarter of 2007, the Company recognized a net tax benefit of $2.4 million related to previously unrecognized tax benefits primarily as a result of statutes of limitations closing in certain tax jurisdictions. The Company believes it is reasonably possible that approximately $0.9 million in net unrecognized tax benefits will be recognized in the next twelve months primarily as a result of statutes of limitations closing in certain tax jurisdictions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

2.                                      Inventories, net

At September 30, 2007 and December 31, 2006, the components of inventories were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$49,180	$41,786
Work in process	93,381	75,647
Finished goods	323,588	289,839
	466,149	407,272
LIFO reserve	(136,024)	(117,938)
	$330,125	$289,334

Inventories valued using the LIFO method amounted to $167.3 million and $125.5 million at September 30, 2007 and December 31, 2006, respectively.

3.                                      Comprehensive income

The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net income	$20,315	$14,707
Foreign currency translation adjustment, net of income tax of $261 for the three months ended September 30, 2007	6,341	854
Reclassification adjustment for actuarial gains of defined benefit pension plans included in net income, net of income tax of $2	(3)	—
Reclassification adjustment for prior service costs of defined benefit pension plans included in net income, net of income tax of $7	12	—
Unrealized holding gains on derivatives during the period, net of income tax of $516 and $837 for the three months ended September 30, 2007 and 2006, respectively	808	1,314
Reclassification adjustment for gains on derivatives included in net income, net of income tax of $619 and $2,611 for the three months ended September 30, 2007 and 2006, respectively	(969)	(4,084)
Net unrealized losses on derivatives	(161)	(2,770)
Other	—	140
Comprehensive income	$26,504	$12,931

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net income	$49,371	$50,625
Foreign currency translation adjustment, net of income tax of $622 for the nine months ended September 30, 2007	7,758	2,764
Reclassification adjustment for actuarial gains of defined benefit pension plans included in net income, net of income tax of $6	(9)	—
Reclassification adjustment for prior service costs of defined benefit pension plans included in net income, net of income tax of $21	36	—
Unrealized holding gains on derivatives during the period, net of income tax of $2,967 and $7,194 for the nine months ended September 30, 2007 and 2006, respectively	4,636	11,249
Reclassification adjustment for gains on derivatives included in net income, net of income tax of $1,676 and $6,224 for the nine months ended September 30, 2007 and 2006, respectively	(2,627)	(9,734)
Net unrealized gains on derivatives	2,009	1,515
Other	—	189
Comprehensive income	$59,165	$55,093

The components of accumulated other comprehensive income (loss) at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Foreign currency translation adjustment, net of tax of $622 at September 30, 2007	$12,515	$4,757
Actuarial losses of defined benefit pension plans, net of tax of $3,552 and $3,546 at September 30, 2007 and December 31, 2006, respectively	(4,663)	(4,654)
Prior service costs of defined benefit pension plans, net of tax of $265 and $286 at September 30, 2007 and December 31, 2006, respectively	(466)	(502)
Unrealized gain (loss) on derivatives, net of tax of $924 and $367 at September 30, 2007 and December 31, 2006, respectively	1,447	(562)
	$8,833	$(961)

4.                                      Restructuring and other charges and asset impairments

Essex Europe recorded a restructuring provision of $0.3 million during the nine months ended September 30, 2007 related to a workforce reduction at its Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts are expected to be paid during 2007. Restructuring and other charges for the nine months ended September 30, 2007 also include the write-off of $0.4 million of deferred business acquisition costs, $0.4 million of facility exit costs related to former North American magnet wire and distribution segment warehouses and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. During the nine months ended September 30, 2006, Essex Europe recorded a restructuring provision of $0.9 million related to workforce reductions at its U.K. magnet wire operation. In addition, restructuring and other charges for the nine months ended September 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable  settlement of an employee related dispute in our European magnet wire and distribution segment.

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

5.                                      Acquisitions and dispositions

Invex acquisition

On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A. (“Invex”), a leading European magnet wire producer based in Italy for a cash purchase price of $41.1 million. The Company believes the acquisition will complement its existing European operations and should provide near- and long-term synergy opportunities in the areas of sales and administration, internal enamel usage, and other logistical, procurement and manufacturing arrangements. The purchase was financed with cash on hand. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The pro forma results of operations reflecting the Invex acquisition for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 have been omitted because the information is not currently available. Invex is included in the Company’s European magnet wire and distribution segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment. The preliminary allocation of the Invex purchase price is summarized as follows (in thousands):

Cash purchase price	$41,108
Acquisition costs	1,288
$42,396
Allocated to:
Inventory, accounts receivable and other current assets	111,387
Property, plant and equipment	42,145
Current liabilities	(88,216)
Long-term debt	(7,810)
Other long-term liabilities	(15,110)
$42,396

Tianjin acquisition

On July 26, 2007, the Company acquired Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China, for a cash purchase price of $9.3 million. In addition to complementing its existing magnet wire manufacturing facility in Suzhou, China, the Company believes this acquisition provides a significant market presence in the Chinese market for rectangular wires, including continuous transposed cable, or CTC, and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The pro forma results of operations reflecting the Tianjin acquisition are not significant. The Tianjin operations are included in the Company’s Asia/Pacific magnet wire segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment. The preliminary allocation of the Tianjin purchase price is summarized as follows (in thousands):

Cash purchase price	$9,320
Acquisition costs	725
$10,045
Allocated to:
Inventory, accounts receivable and other current assets	24,531
Property, plant and equipment	6,065
Other long-term assets	887
Short-term borrowings	(12,534)
Current liabilities	(6,390)
Minority interest	(2,514)
$10,045

Essex Europe minority interest acquisition

On June 27, 2007, the Company exercised its option to purchase Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.4 million, including acquisition costs of $0.1 million. As a result of the acquisition, the €11.3 million subordinated note payable to Nexans was fully repaid (See note 6). The acquisition of the minority interest has been accounted for using the purchase method of accounting. The purchase price allocation resulted in an adjustment to the carrying value of recorded assets and liabilities based on their relative fair values as of the acquisition date. The preliminary allocation of the purchase price resulted in unallocated negative goodwill, after elimination of the acquired portion of property, plant and equipment and certain other long-term assets, of $3.5 million, or $0.17 per diluted share of common stock, which has been reflected as an extraordinary gain in the statement of operations for the nine months ended September 30, 2007. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price, including the amount of unallocated negative goodwill, is subject to refinement and adjustment. The application of the purchase price and the adjustments to the carrying value of the assets and liabilities are summarized as follows:

(in thousands)
Current assets	$9,770
Property, plant and equipment	(7,284)
Intangible and other long-term assets	2,347
Current liabilities	(3,406)
Minority interest	31,519
32,946
Purchase price	29,407
Extraordinary gain	$3,539

The following pro forma consolidated results of operations have been prepared as if the acquisition of the Essex Europe minority interest had occurred at the beginning of the periods presented. The extraordinary gain directly attributable to the transaction is included in the pro forma consolidated results of operations for the nine months ended September 30, 2007.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2006
	(in thousands, except per share amounts)
Net sales	$2,249,474	$2,266,176	$796,289
Income before extraordinary gain	48,395	53,572	16,072
Net income	51,934	55,024	16,072
Net income per share:
Basic
Income before extraordinary gain	2.39	2.97	0.81
Net income	2.56	3.06	0.81
Diluted
Income before extraordinary gain	2.36	2.89	0.79
Net income	2.53	2.97	0.79

Simcoe acquisition

On April 27, 2007, the Company acquired certain assets and assumed certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada. This acquisition provides the Company with a significant market presence in the North American market for rectangular wires, including CTC, and related products. The Simcoe acquisition was completed for a cash purchase price, after adjustment, of $12.7 million. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The pro forma results of operations reflecting the Simcoe acquisition are not significant. The Simcoe operations are included in the North American magnet wire and distribution segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment. The preliminary allocation of the Simcoe purchase price is summarized as follows (in thousands):

Cash purchase price	$12,742
Acquisition costs	863
$13,605
Allocated to:
Inventory and other current assets	12,063
Property, plant and equipment	3,576
Other long-term assets	60
Current liabilities	(829)
Long-term pension and post-retirement benefit liabilities	(1,265)
$13,605

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

6.                                      Debt

At September 30, 2007 and December 31, 2006, short-term borrowings and long-term debt consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Short-term borrowings:
Essex Europe factoring agreement	$32,900	$27,185
Tianjin credit facility	13,991	—
Essex Magnet Wire (Suzhou) Ltd. credit facilities	8,443	2,991
	$55,334	$30,176
Long-term debt:
9% senior notes (net of discount of $4,656 and $5,252 at September 30, 2007 and December 31, 2006, respectively)	$252,444	$251,848
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Europe	—	14,847
Term loan of Essex Magnet Wire (Suzhou) Ltd.	12,784	12,270
3% convertible bonds of Invex	8,168	—
Other	8,318	9,902
	286,714	293,867
Less current portion of long-term debt	1,317	1,192
Total long-term debt	$285,397	$292,675

Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and  from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding under the senior secured credit facility at September 30, 2007 and undrawn availability was $224.2 million.

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

In connection with the Tianjin acquisition (see note 5), the Tianjin company entered into a new credit agreement to provide up to Chinese RMB 170 million ($22.6 million at September 30, 2007) to refinance existing debt and provide working capital financing. Borrowings under the agreement bear interest at 90% of the basic RMB lending rate published by the Bank of China. The agreement expires in July 2008.

In July 2007, Essex Europe entered into a new factoring to replace their existing factoring agreement. Under the new agreement, as subsequently amended, the amount of advances available to Essex Europe is limited to 85% of assigned receivables up to a maximum of €90 million ($128 million at September 30, 2007). Advances under the new agreement bear interest at the monthly average of the European Overnight Index Average rate plus 0.35%. The new factoring agreement expires in July 2010.

In the second quarter of 2007 Essex Magnet Wire (Suzhou) Ltd. borrowed RMB 40.0 million ($5.3 million at September 30, 2007) under a short-term working capital loan agreement. The loan bears interest at the rate of 6.39% and is repayable in two equal installments in April 2008 and May 2008.

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

The €6.0 million ($8.5 million at September 30, 2007) convertible bonds of Invex are unsecured and bear interest at the rate of 3% per annum. The bonds are payable at maturity in January 2010. The bonds are convertible into 6,000,000 shares of Invex common stock at maturity provided the bondholders give notice of exercise during the period from October 1, 2009 to December 20, 2009. The bonds may be redeemed in whole, but not in part, at any time prior to September 30, 2009 at par value plus accrued and unpaid interest. The conversion right is terminated upon early redemption. The Company expects to redeem the bonds prior to September 30, 2009, thus eliminating the conversion right.

7.            Income per share

The computation of basic and diluted net income per share for the three months ended September 30, 2007 and 2006 and basic and diluted income before extraordinary gain per share for the nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$20,315	20,341	$1.00	$14,707	19,805	$0.74
Effect of dilutive securities:
Restricted stock awards	—	159		—	249
Stock options	—	141		—	294
Diluted net income per common share	$20,315	20,641	$0.98	$14,707	20,348	$0.72

	Nine Months Ended September 30,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income per common share before extraordinary gain	$45,832	20,249	$2.27	$49,754	18,008	$2.76
Effect of dilutive securities:
Restricted stock awards	—	123		—	232
Stock options	—	170		—	267
Warrants	—	—		—	17
Diluted income per common share before extraordinary gain	$45,832	20,542	$2.23	$49,754	18,524	$2.68

A total of 28,429 and 24,195 anti-dilutive weighted average shares with respect to outstanding stock options have been excluded from the computation of diluted income per share for the three months ended September 30, 2007 and 2006, respectively. A total of 25,700 and 391,763 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex’s warrant have been excluded from the computation of diluted income per share for the nine months ended September 30, 2007 and 2006, respectively. Anti-dilutive weighted average shares for the nine months ended September 30, 2006 include warrants issued in connection with Superior TeleCom’s plan of reorganization to purchase 868,421 shares of the Company’s common stock. The warrants expired unexercised on May 10, 2006. Additionally, 103,950 and 163,730 weighted average shares contingently issuable pursuant to performance awards granted in March 2006 (see note 8) have been excluded from the computation of diluted income per share for the three and nine months ended September 30, 2007, respectively, and 193,620 shares have been excluded for the three and nine months ended September 30, 2006 as the performance conditions have not been satisfied. A total of 252,322 and 166,722 weighted average shares contingently issuable pursuant to performance awards granted primarily in April 2007 (see note 8) have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because the performance conditions have not been satisfied.

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

In March 2006 the Company’s board of directors granted performance share awards to certain of the Company’s executive officers under the 2005 Plan. Under the terms of the award the executives may vest in up to 193,620 shares of the Company’s common stock on December 31, 2007 contingent upon meeting specified performance goals with respect to return on net assets and core business revenues (as defined in the award) for the year ended December 31, 2007. In April 2007, the Company’s board of directors granted performance share awards to certain of the Company’s officers and key employees under the 2005 Plan, as amended. Under the terms of the award the executives may vest in up to 265,738 shares of the Company’s common stock on December 31, 2009 contingent upon meeting specified performance goals during the three year period ended December 31, 2009. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense for the three months ended September 30, 2007 decreased by $0.2 million and increased by $1.1 million for the nine months ended September 30, 2007 as a result of changes in the estimated number of performance shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

Total compensation cost related to all stock-based compensation plans was $1.7 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively. Total compensation cost related to all stock-based compensation plans was $5.7 million and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $8.0 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	607,764	$15.56
Granted	28,429	34.97
Exercised	(216,330)	14.53
Forfeitures	(5,859)	20.11
Outstanding at September 30, 2007	414,004	$17.36	7.2	$8,247
Exercisable at September 30, 2007	240,235	$14.45	6.7	$5,484

Options to purchase 28,429 shares and 24,195 shares of common stock with a weighted average Black Scholes fair value per option of $16.54 and $12.26 were granted during the nine months ended September 30, 2007 and 2006, respectively. The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model and the following weighted average assumptions:

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

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the nine months ended September 30, 2007:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2006	463,721	$21.07
Granted	310,774	34.91
Vested	(102,939)	14.85
Forfeited	(6,934)	30.01
Nonvested share awards outstanding at September 30, 2007	664,622	$28.43

9.                                      Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and nine months ended September 30, 2007 and 2006 are presented below.

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$638	$623
Interest cost	2,320	2,012
Expected return on plan assets	(2,667)	(2,042)
Amortization of actuarial losses (gains)	(5)	117
Amortization of prior service costs	18	18
	$304	$728

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,045	$1,905
Interest cost	6,672	6,048
Expected return on plan assets	(7,498)	(6,101)
Amortization of actuarial losses (gains)	(15)	347
Amortization of prior service costs	56	56
	$1,260	$2,255

The Company’s cash contributions to the defined benefit plans amounted to $6.8 million and $7.0 million during the nine months ended September 30, 2007 and 2006, respectively. The Company expects to make additional cash contributions of $0.4 million for the remainder of 2007.

10.                               Derivative financial instruments

The Company uses or has used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. The Company does not hold or issue derivative financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s commodities futures purchase contracts which have been designated as cash flow hedges are summarized as follows at September 30, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain
	(in thousands of pounds)			(in thousands)

Copper	2,950	2007	$3.06	$1,712
Copper	2,125	2008	3.27	659
				$2,371

Substantially all of the unrealized gains on commodity futures outstanding at September 30, 2007 are expected to be reclassified in earnings within the next twelve months.

Essex Europe periodically enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Net losses on these contracts were $1.5 million and $1.8 million, respectively, for the three and nine months ended September 30, 2007. Net losses on these contracts were $0.2 million for the three months ended September 30, 2006 and net gains were $3.3 million for the nine months ended September 30, 2006. Essex Europe had no open copper futures positions at September 30, 2007.

The Company’s Tianjin subsidiary enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Outstanding commodities futures purchase contracts held by the Tianjin subsidiary are summarized as follows at September 30, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain
	(in thousands of pounds)			(in thousands)

Copper	275	2007	$3.39	$27
Copper	1,047	2008	3.34	161
				$188

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

The following table summarizes information about foreign currency related derivatives as of September 30, 2007:

Derivatives	Notional Amount		Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands)			(in thousands)
Forward exchange contracts:
U.S. dollars (sell for Euros)	4,000	USD	.70	$—
U.S. dollars (buy with Canadian dollars)	11,000	USD	1.00	—
Canadian dollars (sell for U.S. dollars)	12,500	CAD	1.00	—
Euros (buy with British pounds)	7,200	EURO	0.70	—
Euros (sell for U.S. dollars)	985	EURO	1.42	—
British pounds (sell for Euros)	800	GBP	1.43	—
British pounds (buy with Euros)	1,300	GBP	0.70	—
Put options:				—
Euros (sell for U.S. dollars)	2,206	EURO	1.35	—
				$—

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

In 2003, Superior TeleCom and Essex Electric Inc. (“Essex Electric”) each filed lawsuits under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. The lawsuits were consolidated with several other lawsuits involving other plaintiffs later in 2003 (collectively, the “2003 Copper Action”). On November 10, 2003, Superior Essex acquired the business formerly conducted by Superior TeleCom and its subsidiaries. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) are being held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). The Company and Essex Electric, now known as Exeon Inc. (“Exeon”), each claim to be entitled to the Escrowed Settlement Proceeds. On June 18, 2007, Exeon filed an action for declaratory judgment and related relief against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, New York County (the “2007 NY Action”). Exeon Inc. v. Superior Essex Inc., Superior Telecommunications Inc., Essex International Inc., and Essex Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 108413/07. In the 2007 NY Action, Exeon seeks a declaration that the claims giving rise to the Escrowed Settlement Proceeds were transferred to Exeon in connection with the sale of a portion of the electrical wire business of the Company’s subsidiary, Essex Group, to Exeon in 2002 and that Exeon is entitled to all of the Escrowed Settlement Proceeds. The 2007 NY Action also alleges that the Company, by claiming the Escrowed Settlement Proceeds attributable to the electrical wire business, is in breach of the purchase agreement related to the sale of a portion of the Essex Group electrical wire business to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

On June 20, 2007, the Company and Essex Group filed suit in the Superior Court of Cobb County, Georgia against Essex Electric and the other defendants named therein (the “2007 Cobb Action”). Superior Essex Inc., et al. v. Exeon Inc., et al., Civil Action File No. 07-1-5146-28, Superior Court of Cobb County, Georgia. The 2007 Cobb Action seeks a declaratory judgment that the Company is entitled to all of the Escrowed Settlement Proceeds. In addition, the 2007 Cobb Action seeks damages as a result of a breach of the purchase agreement and breaches of fiduciary duty.

The Company moved to dismiss or stay the 2007 NY Action pending resolution of the 2007 Cobb Action. That motion remains pending in New York, and discovery is underway. In the 2007 Cobb Action, the Company’s motion for summary judgment is pending, as is the defendants’ motion to dismiss.

The Company operates in nine countries in Europe, North America and Asia-Pacific and its international operations have grown significantly over the past two years, primarily through its joint venture with Nexans in Europe and through acquisitions.  The Company is implementing its code of ethics and procedures to assure compliance with laws throughout its operations.  Through its processes to ensure compliance with laws, the Company recently identified certain U.S trade control compliance issues.

These issues include isolated sales of products by a foreign subsidiary which were not in compliance with U.S. trade control laws related to Cuba.  Upon discovery of transactions related to Cuba, the Company undertook a comprehensive review of its transactions that may involve embargoed countries.  This review is ongoing.  The Company has voluntarily reported these transactions related to Cuba to the U.S. Department of Treasury, Office of Foreign Asset Control.

In addition, through this review, the Company has learned that it shipped a coating for its magnet wire products to certain of its manufacturing operations outside the United States and such shipments were misclassified under the U.S. export laws.  Such shipments occurred on a regular basis without required export authorization.  This review is ongoing.  The Company has voluntarily reported such violations to the U.S. Department of Commerce, Bureau of Industry and Security and the Company is applying for licenses for such shipments in the future so they may be made in accordance with U.S. export laws.

To the extent the Company violated U.S. export regulations, fines and other penalties may be imposed.  Because the review is ongoing and these matters are now pending before the indicated agencies, there can be no assurance that any actual fines and penalties imposed will not have a material adverse affect on the Company’s business, financial condition, liquidity or results of operations.

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

The Company is subject to federal, foreign, state and local environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. The Company does not believe that compliance with environmental laws and regulations will have a material effect on its capital expenditures, results of operations or financial position.

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at September 30, 2007. These accruals are not material to the Company’s results of operations, liquidity or financial position.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments with its suppliers for copper to properly match its cost to the value of the copper expected to be billed to customers. At September 30, 2007, the Company had forward fixed-price copper purchase commitments for delivery of 37.4 million pounds through December 2008 for $130.4 million. Additionally, at September 30, 2007, the Company had forward purchase fixed-price commitments for 0.7 million pounds of aluminum through August 2008, 172,000 megawatts of electricity through 2010 and 480,000 MMBTUs of natural gas through March 2008 amounting to $1.0 million, $12.8 million and $3.7 million, respectively.

12.                               Related party transactions

Essex Europe has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $55.9 million and $78.2 million for the three months ended September 30, 2007 and 2006, respectively, and $226.9 million and $230.8 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation (“Femco”). Net sales to Femco were $7.7 million and $7.0 million for the three months ended September 30, 2007 and 2006, respectively, and $19.4 million and $17.3 million for the nine months ended September 30, 2007 and 2006, respectively. The Company’s equity in the loss of Femco was $0.3 million for the nine months ended September 30, 2007 and the equity in Femco’s earnings for the nine months ended September 30, 2006 was not significant.

13.                               Business segments

Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, North American magnet wire and distribution, European magnet wire and distribution, Asia/Pacific magnet wire and copper rod. The communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Europe and manufactures and markets magnet wire used in motors, transformers and electrical coils and controls primarily in Europe. The European magnet wire and distribution segment also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. As a result of the Tianjin, China acquisition in July 2007 (see note 5) and certain management reporting changes made during the third quarter of 2007, the Company began reporting a new segment, the Asia/Pacific magnet wire segment. The Asia/Pacific magnet wire segment includes the Tianjin, China business and the Company’s greenfield manufacturing operations in Suzhou, China. The operations of the Suzhou facility were previously included in the North American magnet wire and distribution segment. All prior period segment information has been retrospectively adjusted to reflect the current segment reporting structure. The copper rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The components of restructuring and other charges are discussed in note 4.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net sales:
Communications cable	$213,447	$229,527	$665,183	$653,235
North American magnet wire and distribution	300,588	278,074	843,347	785,951
European magnet wire and distribution	194,977	160,826	530,911	473,705
Asia/Pacific magnet wire	13,559	—	13,966	—
Copper rod	58,835	127,862	196,067	353,285
	$781,406	$796,289	$2,249,474	$2,266,176
Operating income (loss):
Communications cable	$26,352	$26,360	$70,264	$77,167
North American magnet wire and distribution	13,974	10,688	36,307	33,795
European magnet wire and distribution	4,667	5,379	16,523	16,259
Asia/Pacific magnet wire	(397)	(570)	(2,523)	(965)
Copper rod	(59)	(194)	(241)	(77)
Corporate and other	(7,770)	(6,834)	(21,453)	(20,052)
Restructuring and other charges	(212)	(2,117)	(1,499)	(3,095)
	$36,555	$32,712	$97,378	$103,032

	September 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Communications cable	$350,441	$388,892
North American magnet wire and distribution	368,014	303,069
European magnet wire and distribution	384,881	247,337
Asia/Pacific magnet wire	75,213	35,976
Copper rod	30,171	41,323
Corporate and other	2,595	10,222
	$1,211,315	$1,026,819

14.                               Supplemental guarantor information

The 9% senior unsecured notes were issued by Superior Essex Communications and Essex Group, as joint and several obligors. The notes are jointly and severally, fully and unconditionally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries (as defined in the indenture governing the notes). All of the Company’s current domestic subsidiaries, other than IP Licensing LLP, are restricted subsidiaries. The following consolidating information presents information about the Company (the “Parent”), the issuers, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are presented on the equity method. Intercompany transactions are eliminated in consolidation.

	Balance Sheet Information September 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(85)	$17,165	$83	$19,131	$—	$36,294
Accounts receivable, net	—	219,200	3,493	231,349	—	454,042
Inventories, net	—	179,870	15,638	134,617	—	330,125
Other current assets	3,680	16,378	642	14,595	—	35,295
Total current assets	3,595	432,613	19,856	399,692	—	855,756
Property, plant and equipment, net	891	187,994	13,942	108,731	—	311,558
Intangible and other long-term assets	4,422	31,907	12	13,976	(6,316)	44,001
Investment in subsidiaries	319,227	145,100	266,077	—	(730,404)	—
Intercompany accounts	115,117	—	31,919	—	(147,036)	—
Total assets	$443,252	$797,614	$331,806	$522,399	$(883,756)	$1,211,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$55,334	—	$55,334
Current portion of long-term debt	—	—	—	1,317	—	1,317
Accounts payable	673	121,876	3,790	118,314	—	244,653
Accrued expenses	6,882	36,973	340	75,595	(6,316)	113,474
Total current liabilities	7,555	158,849	4,130	250,560	(6,316)	414,778
Long term-debt, less current portion	—	259,444	5,000	20,953	—	285,397
Other long-term liabilities	15,524	38,728	3,449	30,710	—	88,411
Intercompany accounts	—	16,774	—	130,262	(147,036)	—
Total liabilities	23,079	473,795	12,579	432,485	(153,352)	788,586
Minority interest	—	—	—	2,556	—	2,556
Stockholders’ equity	420,173	323,819	319,227	87,358	(730,404)	420,173
	$443,252	$797,614	$331,806	$522,399	$(883,756)	$1,211,315

	Balance Sheet Information December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94	$44,071	$2	$9,326	$—	$53,493
Accounts receivable, net	—	192,648	3,979	138,993	—	335,620
Inventories, net	—	203,041	13,344	72,949	—	289,334
Other current assets	9,288	22,398	623	14,569	—	46,878
Total current assets	9,382	462,158	17,948	235,837	—	725,325
Property, plant and equipment, net	497	193,398	15,227	49,358	—	258,480
Intangible and other long-term assets	4,014	34,275	—	8,780	(4,055)	43,014
Investment in subsidiaries	266,174	102,222	223,683	—	(592,079)	—
Intercompany accounts	95,378	—	21,378	—	(116,756)	—
Total assets	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$30,176	$—	30,176
Current portion of long-term debt	—	—	—	1,192	—	1,192
Accounts payable	4,537	82,611	3,392	70,566	—	161,106
Accrued expenses	6,862	32,127	220	55,411	—	94,620
Total current liabilities	11,399	114,738	3,612	157,345	—	287,094
Long term-debt, less current portion	—	258,848	5,000	28,827	—	292,675
Other long-term liabilities	5,058	45,760	3,450	9,183	(4,055)	59,396
Intercompany accounts	—	101,946	—	14,810	(116,756)	—
Total liabilities	16,457	521,292	12,062	210,165	(120,811)	639,165
Minority interest in consolidated subsidiaries	—	—	—	28,666	—	28,666
Stockholders’ equity	358,988	270,761	266,174	55,144	(592,079)	358,988
	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819

	Statement of Operations Information Three Months Ended September 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$7,829	$537,817	$68,403	$251,743	$(84,386)	$781,406
Cost of goods sold	—	484,285	62,377	235,659	(76,557)	705,764
Gross profit	7,829	53,532	6,026	16,084	(7,829)	75,642
Selling, general and administrative expenses	(7,763)	(30,112)	(213)	(8,616)	7,829	(38,875)
Restructuring and other charges	(80)	(31)	(101)	—	—	(212)
Operating income	(14)	23,389	5,712	7,468	—	36,555
Interest expense	—	(7,350)	(636)	(3,153)	3,105	(8,034)
Interest income	1,620	1,011	788	98	(3,105)	412
Other income, net	17	88	23	282	—	410
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	1,623	17,138	5,887	4,695	—	29,343
Income tax benefit (expense)	2,684	(7,216)	(2,163)	(2,298)	—	(8,993)
Equity in earnings of subsidiaries	16,008	6,161	12,284	—	(34,453)	—
Minority interest in income of subsidiaries	—	—	—	(35)	—	(35)
Net income	$20,315	$16,083	$16,008	$2,362	$(34,453)	$20,315

	Statement of Operations Information Three Months Ended September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,950	$630,306	$69,193	$166,429	$(76,589)	$796,289
Cost of goods sold	—	577,387	62,959	153,228	(69,639)	723,935
Gross profit	6,950	52,919	6,234	13,201	(6,950)	72,354
Selling, general and administrative expenses	(6,823)	(29,455)	(287)	(7,910)	6,950	(37,525)
Restructuring and other charges	(84)	(33)	—	—	—	(117)
Asset impairment charge	—	(2,000)	—	—	—	(2,000)
Operating income (loss)	43	21,431	5,947	5,291	—	32,712
Interest expense	(38)	(6,286)	(119)	(680)	—	(7,123)
Interest income	—	321	1	27	—	349
Other income (expense), net	(5)	235	9	(69)	—	170
Income before income taxes, equity in earnings of subsidiaries and minority interest	—	15,701	5,838	4,569	—	26,108
Income tax expense	—	(5,827)	(2,248)	(2,198)	—	(10,273)
Equity in earnings of subsidiaries	14,707	4,913	11,117	—	(30,737)	—
Minority interest in income of subsidiaries	—	—	—	(1,128)	—	(1,128)
Net income	$14,707	$14,787	$14,707	$1,243	$(30,737)	$14,707

	Statement of Operations Information Nine Months Ended September 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$21,688	$1,636,039	$191,392	$625,951	$(225,596)	$2,249,474
Cost of goods sold	—	1,483,573	175,525	582,946	(203,908)	2,038,136
Gross profit	21,688	152,466	15,867	43,005	(21,688)	211,338
Selling, general and administrative expenses	(21,432)	(88,436)	(580)	(23,701)	21,688	(112,461)
Restructuring and other charges	(281)	(318)	(101)	(799)	—	(1,499)
Operating income (loss)	(25)	63,712	15,186	18,505	—	97,378
Interest expense	(3)	(23,954)	(356)	(5,625)	6,782	(23,156)
Interest income	5,297	2,634	788	90	(6,782)	2,027
Other income (expense), net	28	(147)	8	(127)	—	(238)
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	5,297	42,245	15,626	12,843	—	76,011
Income tax benefit (expense)	1,175	(16,552)	(5,713)	(6,697)	—	(27,787)
Equity in earnings of subsidiaries	39,360	13,897	29,447	—	(82,704)	—
Minority interest in income of subsidiaries	—	—	—	(2,392)	—	(2,392)
Extraordinary gain	3,539	3,539	3,539	3,189	(10,267)	3,539
Net income	$49,371	$43,129	$42,899	$6,943	$(92,971)	$49,371

	Statement of Operations Information Nine Months Ended September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$20,313	$1,778,817	$182,367	$490,086	$(205,407)	$2,266,176
Cost of goods sold	—	1,616,989	166,225	450,554	(185,094)	2,048,674
Gross profit	20,313	161,828	16,142	39,532	(20,313)	217,502
Selling, general and administrative expenses	(20,018)	(87,975)	(788)	(22,907)	20,313	(111,375)
Restructuring and other charges	(279)	(363)	—	(453)	—	(1,095)
Asset impairment charge	—	(2,000)	—	—	—	(2,000)
Operating income (loss)	16	71,490	15,354	16,172	—	103,032
Interest expense	(13)	(21,115)	(356)	(1,728)	—	(23,212)
Interest income	—	341	1	110	—	452
Gain on sale of investment	5,788	—	—	—	—	5,788
Other income (expense), net	(3)	467	38	(298)	—	204
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	5,788	51,183	15,037	14,256	—	86,264
Income tax expense	(2,257)	(18,601)	(5,790)	(6,553)	—	(33,201)
Equity in earnings of subsidiaries	46,223	13,881	36,976	—	(97,080)	—
Minority interest in income of subsidiaries	—	—	—	(3,309)	—	(3,309)
Extraordinary gain	871	871	871	871	(2,613)	871
Net income	$50,625	$47,334	$47,094	$5,265	$(99,693)	$50,625

	Statement of Cash Flows Information Nine Months Ended September 30, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$16,198	$84,216	$9,952	$(18,236)	$—	$92,130
Cash flows from investing activities:
Capital expenditures	(529)	(8,424)	(72)	(16,366)	—	(25,391)
Acquisitions	—	—	—	(81,333)	—	(81,333)
Investment in subsidiaries	—	(18,941)	—	—	18,941	—
Dividends received	—	1,295	237	—	(1,532)	—
Other	—	594	—	—	—	594
Cash flows provided by (used for) investing activities	(529)	(25,476)	165	(97,699)	17,409	(106,130)
Cash flows from financing activities:
Short-term borrowings, net	—	—	—	9,862	—	9,862
Repayments of long-term debt	—	—	—	(15,021)	—	(15,021)
Proceeds from exercise of stock options and employee stock purchases	1,697	—	—	—	—	1,697
Capital contributions	—	—	—	17,141	(17,141)	—
Dividends paid	—	(237)	(1,295)	—	1,532	—
Other	2,046	—	—	—	—	2,046
Intercompany accounts	(19,591)	(85,409)	(8,741)	115,541	(1,800)	—
Cash flows provided by (used for) financing activities	(15,848)	(85,646)	(10,036)	127,523	(17,409)	(1,416)
Effect of exchange rate changes on cash	—	—	—	(1,783)	—	(1,783)
Net increase (decrease) in cash and cash equivalents	(179)	(26,906)	81	9,805	—	(17,199)
Cash and cash equivalents at beginning of period	94	44,071	2	9,326	—	53,493
Cash and cash equivalents at end of period	$(85)	$17,165	$83	$19,131	$—	$36,294

	Statement of Cash Flows Information Nine Months Ended September 30, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$(1,679)	$(39,324)	$5,701	$(2,101)	—	$(37,403)
Cash flows from investing activities:
Capital expenditures	(69)	(9,935)	(7)	(16,985)	—	(26,996)
SDS acquisition, net of cash acquired	—	—	—	(947)	—	(947)
Proceeds from sale of investment	8,500	—	—	—	—	8,500
Investment in subsidiaries	—	(8,900)	—	—	8,900	—
Dividends received	—	—	238	—	(238)	—
Other	—	68	—	—	—	68
Cash flows provided by (used for) investing activities	8,431	(18,767)	231	(17,932)	8,662	(19,375)
Cash flows from financing activities:
Repayments of senior secured revolving credit facility, net	—	(13,049)	—	—	—	(13,049)
Short-term borrowings, net	—	—	—	6,665	—	6,665
Proceeds from long-term borrowings	—	—	—	7,545	—	7,545
Repayments of long-term debt	—	—	—	(261)	—	(261)
Proceeds from common stock offering	80,794	—	—	—	—	80,794
Proceeds from exercise of stock options	3,248	—	—	—	—	3,248
Capital contributions	—	—	—	2,225	(2,225)	—
Dividends paid	—	(238)	—	—	238	—
Other	958	—	—	—	—	958
Intercompany accounts	(92,213)	97,853	(5,957)	6,992	(6,675)	—
Cash flows provided by (used for) financing activities	(7,213)	84,566	(5,957)	23,166	(8,662)	85,900
Effect of exchange rate changes on cash	—	—	—	185	—	185
Net increase (decrease) in cash and cash equivalents	(461)	26,475	(25)	3,318	—	29,307
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184
Cash and cash equivalents at end of period	$(392)	$26,870	$100	$10,913	—	$37,491

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products grouped into the following segments: (i) our communications cable segment; (ii) our North American magnet wire and distribution segment; (iii) our European magnet wire and distribution segment (iv) our Asia/Pacific magnet wire segment, and (iv) our copper rod segment.

Industry segment financial data (including sales and operating income by industry segment) for the three and nine months ended September 30, 2007 and 2006 is included in note 13 to the accompanying condensed consolidated financial statements.

Overview

Our results for the three and nine months ended September 30, 2007 continued to be impacted by the weakness in the U.S. residential construction market and comparative declines in demand in the North American and European manufacturing sectors. These factors had a negative impact on product demand for our communications cable, North American magnet wire and distribution, European magnet wire and distribution and copper rod segments. Our operating income for the three months ended September 30, 2007 increased 12% compared to the three months ended September 30, 2006 primarily due to positive contributions of the Invex, Simcoe and Tianjin acquisitions discussed below and gross margin improvements in our communications cable and North American magnet wire and distribution segments which together more than offset volume declines in all of our business segments. For the nine months ended September 30, 2007, our operating profits declined compared to the nine months ended September 30, 2006 due primarily to an estimated $20 million of transitional gross profit gains realized in the second and third quarters of 2006 attributable to the significant upward volatility in copper prices experienced during the first half of 2006, as well as volume declines (exclusive of the impact of the acquisitions) in all of our business segments. In addition, we estimate that our communications cable segment experienced a $4.0 million negative impact on gross profit in the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices. This was the result of the combination of lower than forecasted sales in the fourth quarter of 2006 together with the decline in copper prices during the later stages of the fourth quarter of 2006 and the first half of the first quarter of 2007. We produced inventory early in the fourth quarter of 2006 at higher copper costs to support forecasted fourth quarter demand. Due to the significantly lower than forecasted fourth quarter 2006 demand this inventory was carried over to 2007 and matched against lower copper price sales.

On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A. (“Invex”), a leading European magnet wire producer based in Italy for a cash purchase price of $41.1 million. We believe the acquisition will complement our existing European operations and should provide near- and long-term synergy opportunities in the areas of sales and administration, internal enamel usage, and other logistical, procurement and manufacturing arrangements. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in our consolidated results of operations from the date of acquisition. Invex is included in our European magnet wire and distribution segment.

On July 26, 2007, we acquired Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China, for a cash purchase price of $9.3 million. In addition to complementing our existing magnet wire manufacturing facility in Suzhou, China, we believe this acquisition provides a significant market presence in the Chinese market for rectangular wires, including continuous transposed cable, or CTC, and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in our consolidated results of operations from the date of acquisition. As a result of the Tianjin acquisition and certain management reporting changes implemented during the third quarter of 2007, we began reporting a new segment, the Asia/Pacific magnet wire segment. The Asia/Pacific magnet wire segment includes the Tianjin, China business and our greenfield manufacturing operations in Suzhou, China. The operations of the Suzhou facility were previously included in the North American magnet wire and distribution segment. All prior period segment information has been retrospectively adjusted to reflect the current segment reporting structure.

On April 27, 2007, we completed the acquisition of Nexans’ magnet wire operations in Simcoe, Ontario, Canada for a cash purchase price of $12.7 million. We expect the acquisition to provide us with a significant market presence in the North American market for rectangular wires, including CTC, and related products. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in our consolidated results of operations from the date of acquisition. The Simcoe operation is included in our North American magnet wire and distribution segment.

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the three months ended September 30, 2007 and 2006:

	Actual			Copper-adjusted
	Three Months Ended September 30,		%	Three Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Net sales:
Communications cable	$213,447	$229,527	(7)%	$203,321	$224,594	(9)%
North American magnet wire and distribution	300,588	278,074	8%	278,615	264,052	6%
European magnet wire and distribution	194,977	160,826	21%	183,874	150,264	22%
Asia/Pacific magnet wire	13,559	—		12,247	—
Copper rod	58,835	127,862	(54)%	51,143	109,162	(53)%
	781,406	796,289	(2)%	729,200	748,072	(3)%
Constant cost of copper adjustment	—	—		52,206	48,217
Total	$781,406	$796,289	(2)%	$781,406	$796,289	(2)%
Average daily COMEX price per pound of copper	$3.48	$3.54	(2)%

Consolidated sales for the three months ended September 30, 2007 were $781.4 million, a decrease of 2% as compared to consolidated sales of $796.3 million for the quarter ended September 30, 2006. Sales adjusted for a constant cost of copper decreased 3% for the quarter ended September 30, 2007. Volume declines in all of our business segments were partially offset by the impact of the Simcoe, Tianjin and Invex acquisitions, which accounted for sales of $81.8 million and copper-adjusted sales of $75.1 million for the three months ended September 30, 2007, and, to a lesser extent, the positive effects on our European magnet wire and distribution segment’s sales of the strengthening Euro to U.S. dollar conversion rate.

Sales for our communications cable segment for the September 30, 2007 quarter were $213.4 million, a decrease of 7%, as compared to sales of $229.5 million for the quarter ended September 30, 2006. Sales adjusted for a constant cost of copper decreased 9%. The copper-adjusted decrease primarily reflects declines in copper outside plant, or OSP, unit volume attributable to overall decreases in market-related demand due to the slowdown in new home construction, continued loss of access lines by major telephone companies and the increased use of fiber optic cable in telephone networks.

Sales for our North American magnet wire and distribution segment were $300.6 million for the quarter ended September 30, 2007, an increase of 8% as compared to the prior year. On a copper-adjusted basis, sales for the quarter ended September 30, 2007 increased 6% from the same quarter in the prior year. Sales and copper-adjusted sales for the three months ended September 30, 2007 include $34.4 million and $31.3 million, respectively, attributable to the Simcoe acquisition. Excluding the effects of the Simcoe acquisition, copper-adjusted sales decreased 6% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 principally due to volume declines resulting from weakness in the heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity.

Sales for the European magnet wire and distribution segment were $195.0 million for the three months ended September 30, 2007 compared to $160.8 million for the three months ended September 30, 2006, an increase of 21%. On a copper-adjusted basis, sales increased 22% for the three months ended September 30, 2007 compared to the prior year quarter. The sales increase reflects sales and copper-adjusted sales of $35.9 million and $33.4 million, respectively, for the quarter ended September 30, 2007 resulting from the Invex acquisition and, to a lesser extent, the positive effects of the strengthening Euro against the U.S. dollar. These positive factors more than offset volume declines as compared to the 2006 quarter. Excluding the effects of the Invex acquisition and the strengthening Euro against the U.S. dollar, copper adjusted sales decreased 7% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in volume was primarily the result of reductions in unit volumes due to a planned rationalization of low margin customers implemented in the first quarter of 2007 together with some softening in the third quarter of 2007 in overall European industrial and economic activity.

Sales for the Asia/Pacific magnet wire segment for the three months ended September 30, 2007 consist of $11.5 million of revenues from the Tianjin acquisition and $2.1 million related to our greenfield operation in Suzhou, China which began initial commercial production in the first quarter of 2007.

Copper rod sales for the three months ended September 30, 2007 were $58.8 million compared to $127.9 million for the comparable 2006 period. On a copper-adjusted basis, sales for our copper rod segment decreased by 53% for the three months ended September 30, 2007 compared to the prior year period. The copper-adjusted decrease in the 2007 quarter reflects a planned reduction in total copper rod production, including a rationalization of third-party copper rod sales, as well as reduced demand primarily attributable to weak construction markets. Copper rod segment sales consist primarily of external sales of processed copper rod that cannot be used for internal production. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions.

Gross profit

For the quarter ended September 30, 2007, gross profit was $75.6 million, an increase of $3.3 million, or 5%, as compared to the prior year quarter. The increase is primarily due to gross profit contributions of the Simcoe, Invex and Tianjin acquisitions ($5.6 million) and gross margin improvements in our communications cable and North American magnet wire and distribution segments. These positive factors more than offset an estimated $6.6 million of transitional gross profit gains realized in the third quarter of 2006 as discussed above, as well as volume declines (exclusive of the impact of the acquisitions) in all of our business segments.

The gross profit margin in the 2007 quarter was 9.7% compared to 9.1% for the same quarter in 2006. Gross profit margin on a copper-adjusted basis was 10.4% for the three months ended September 30, 2007 compared to 9.7% for the three months ended September 30, 2006. The comparative gross profit margins and copper-adjusted gross profit margins were significantly impacted by the effect of the comparative sales decline for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decrease in copper-adjusted sales in the copper rod segment for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 did not result in a proportionate reduction in gross profit. The combined copper-adjusted gross margin for our communications cable, North American  and European magnet wire and distribution segments, which contributed substantially all of our gross profit, was 11.3% for the three months ended September 30, 2007 compared to 11.3% for the three months ended September 30, 2006. Copper-adjusted gross profit margins in our communications cable business increased for the 2007 quarter compared to the prior year quarter despite an estimated $5 million of transitional copper benefits experienced in the third quarter of 2006 due to the positive impact in 2007 of price increases, production cost reduction activities and higher margin premises product mix. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the three months ended September 30, 2007 increased compared to the prior year quarter due to a number of factors including manufacturing cost reductions, and improved pricing and product mix. Copper-adjusted gross profit margin for the European magnet wire and distribution segment decreased for the three months ended September 30, 2007 compared to the prior year quarter due primarily to the comparative effect of transitional copper benefits realized in the third quarter of 2006 and unfavorable product mix. Gross profit for the three months ended September 30, 2007 for our Asia/Pacific magnet wire segment was negligible as gross profit contributed by the Tianjin business was substantially offset by negative gross margins incurred in our Suzhou start-up operation.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $38.9 million for the three month period ended September 30, 2007 increased $1.4 million as compared to SG&A expense of $37.5 million for the three months ended September 30, 2006 due primarily to the effects of the current year acquisitions and increased corporate expenses related to legal and professional fees primarily incurred in connection with the Exeon litigation (see note 11 to the consolidated financial statements). These increases were partially offset by decreases in incentive compensation and pension expense.

Restructuring and other charges and asset impairments

During the three months ended September 30, 2007 we recorded restructuring and other charges of $0.2 million consisting of $0.1 million of facility exit costs related to a closure of a North American magnet wire and distribution segment warehouse and $0.1 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. Restructuring and other charges of $0.1 million for the three months ended September 30, 2006 consisted primarily of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization.

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

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended September 30, 2007 and 2006. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2007	2006
	(in thousands)
Operating income (loss)
Communications cable	$26,352	$26,360
North American magnet wire and distribution	13,974	10,688
European magnet wire and distribution	4,667	5,379
Asia/Pacific magnet wire	(397)	(570)
Copper rod	(59)	(194)
Corporate and other	(7,770)	(6,834)
Restructuring and other charges and asset impairments	(212)	(2,117)
	$36,555	$32,712

Operating income for the communications cable segment was relatively unchanged for the three months ended September 30, 2007 compared to the 2006 quarter as gross margin improvements offset the impact of volume declines and a $0.4 million increase in SG&A expenses. Operating income for our North American magnet wire and distribution segment increased $3.3 million due primarily to the impact of the Simcoe acquisition and a $0.5 million reduction in SG&A expenses. Operating income for the European magnet wire and distribution segment decreased $0.7 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease reflects gross profit decreases attributable to the factors discussed above partially offset by the positive impact of the Invex acquisition and currency exchange rates. The operating loss for the Asia/Pacific magnet wire segment for the three months ended September 30, 2006 consists of start-up costs incurred in connection with our Suzhou operation. The operating loss for the three months ended September 30, 2007 reflects losses incurred by the Suzhou operation primarily due to negative gross margins realized on initial sales partially offset by the impact of the Tianjin acquisition. The copper rod segment’s operating loss decreased slightly for the three months ended September 30, 2007 compared to the prior year quarter due primarily to reduced SG&A expense. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs and increased $0.9 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to increased legal and professional fees primarily incurred in connection with the Exeon litigation (see note 11 to the consolidated financial statements). Consolidated operating income for the three months ended September 30, 2007 included restructuring and other charges of $0.2 million compared to $0.1 million of such charges in the 2006 quarter, the components of which are discussed above. In addition, we recorded a $2.0 million asset impairment charge in the 2006 quarter as discussed above.

Interest expense

Interest expense for the quarter ended September 30, 2007 was $8.0 million compared to interest expense of $7.1 million for the quarter ended September 30, 2006. The increase in interest expense in the 2007 quarter reflects interest expense associated with borrowings to finance the Invex operation as well as our China operations in Tianjin and Suzhou.

Income tax expense

Our effective income tax rate for the three months ended September 30, 2007 was 31% compared to an effective tax rate of 39% for the three months ended September 30, 2006. Tax expense for the three months ended September 30, 2007 is net of a benefit of $2.4 million related to recognition of previously unrecognized tax benefits primarily as a result of statutes of limitations closing in certain tax jurisdictions. Excluding this benefit, the effective tax rate for the three months ended September 30, 2007 was 39% and exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and valuation allowances established for net operating losses related to our Suzhou, China operation.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the nine months ended September 30, 2007 and 2006:

	Actual			Copper-adjusted
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Net sales:
Communications cable	$665,183	$653,235	2%	$652,262	$713,392	(9)%
North American magnet wire and distribution	843,347	785,951	7%	818,321	827,108	(1)%
European magnet wire and distribution	530,911	473,705	12%	521,572	487,441	7%
Asia/Pacific magnet wire	13,966	—		12,627	—
Copper rod	196,067	353,285	(45)%	188,031	349,711	(46)%
	2,249,474	2,266,176	(1)%	2,192,813	2,377,652	(8)%
Constant cost of copper adjustment	—	—		56,661	(111,476)
Total	$2,249,474	$2,266,176	(1)%	$2,249,474	$2,266,176	(1)%
Average daily COMEX price per pound of copper	$3.22	$3.06	5%

Consolidated sales for the nine months ended September 30, 2007 were $2,249.5 million compared to $2,266.2 million for the nine months ended September 30, 2006. Sales for the 2007 period as compared to the 2006 period were significantly impacted by the increase in average copper prices. Sales adjusted for a constant cost of copper decreased 8% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Volume declines in all of our business segments were partially offset by the impact of the Simcoe, Tianjin and Invex acquisitions, which accounted for sales of $103.1 million and copper-adjusted sales of $94.7 million for the nine months ended September 30, 2007, and, to a lesser extent, the positive effects on our European magnet wire and distribution segment’s sales of the strengthening Euro to U.S. dollar conversion rate.

Sales for our communications cable segment for the nine months ended September 30, 2007 were $665.2 million, an increase of 2%, as compared to sales of $653.2 million for the nine months ended September 30, 2006. Sales adjusted for a constant cost of copper decreased 9%. The copper-adjusted decrease primarily reflects declines in copper OSP unit volume attributable to overall decreases in market-related demand due to the slowdown in new home construction, the absence of hurricane restoration demand as compared to 2006, continued loss of access lines by major telephone companies and the increased use of fiber optic cable in telephone networks. The decline in copper-adjusted OSP sales was partially offset by a 12% increase in premise wire product sales. We believe the 2007 increase in our premise product sales reflects an increase in our market share and improved pricing as compared to the nine months ended September 30, 2006.

Sales for our North American magnet wire and distribution segment were $843.3 million for the nine months ended September 30, 2007, an increase of 7% as compared to the prior year nine-month period. On a copper-adjusted basis, sales for the nine months ended September 30, 2007 decreased 1% from the same period in the prior year. Sales for the nine months ended September 30, 2007 include sales and copper-adjusted sales of $55.7 million and $51.0 million, respectively, attributable to the Simcoe acquisition. Excluding the effects of the Simcoe acquisition, copper-adjusted sales decreased 7% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 principally due to volume declines resulting from weakness in the heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity.

Sales for the European magnet wire and distribution segment were $530.9 million for the nine months ended September 30, 2007 compared to $473.7 million for the nine months ended September 30, 2006, an increase of 12%. On a copper-adjusted basis, sales increased 7% for the nine months ended September 30, 2007 compared to the prior year nine-month period. Sales and copper adjusted sales of $35.9 million and $33.4 million, respectively, for the nine months ended September 30, 2007 resulting from the Invex acquisition and the positive effects of the strengthening Euro against the U.S.

dollar offset volume declines as compared to the 2006 nine-month period. Excluding the effects of the Invex acquisition and the strengthening Euro against the U.S. dollar, copper adjusted sales decreased 7% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease was primarily the result of reductions in unit volumes due to a planned rationalization of low margin customers implemented in the first quarter of 2007 together with some softening in the third quarter of 2007 in overall European industrial and economic activity.

Sales for the Asia/Pacific magnet wire segment for the nine months ended September 30, 2007 consist of $11.5 million of revenues from the Tianjin acquisition and $2.5 million related to our greenfield operation in Suzhou, China which began initial commercial production in the first quarter of 2007.

Copper rod sales for the nine months ended September 30, 2007 were $196.1 million compared to $353.3 million for the comparable 2006 nine-month period. On a copper-adjusted basis, sales for our copper rod segment decreased by 46% for the nine months ended September 30, 2007 compared to the prior year nine-month period. The copper-adjusted decrease in the 2007 period reflects a planned reduction in total copper rod production including a rationalization of third-party copper rod sales and an increase in the percentage of copper rod used for internal production, including copper rod used in our acquired Simcoe Canadian operations.

Gross profit

For the nine months ended September 30, 2007, gross profit was $211.3 million, a decrease of $6.2 million, or 3%, as compared to the prior year nine-month period. The decrease was primarily due to the estimated $20 million of transitional gross profit gains realized in the second and third quarters of 2006, a $4.0 million negative impact on gross profit for the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices as discussed above, and volume declines (excluding the effects of the Simcoe, Invex and Tianjin acquisitions) in all of our business segments. These negative factors were partially offset by the positive impact of price increases, lower production costs and improved product mix in our communications cable segment, the acquisitions and favorable foreign currency exchange rate translation in our European magnet wire and distribution segment.

The gross profit margin for the nine months ended September 30, 2007 was 9.4% compared to 9.6% for the same nine-month period in 2006. Gross profit margin on a copper-adjusted basis was 9.6% for the nine months ended September 30, 2007 compared to 9.1% for the nine months ended September 30, 2006. The comparative copper-adjusted gross profit margins were significantly impacted by the effect of the sales decline for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decrease in copper-adjusted sales in the copper rod segment for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 did not result in a proportionate reduction in gross profit. The combined copper-adjusted gross margin for our communications cable, North American and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 10.7% for the nine months ended September 30, 2007 compared to 10.7% for the nine months ended September 30, 2006. Copper-adjusted gross profit margins in our communications cable business increased for the nine months ended September 30, 2007 compared to the prior year nine-month period due primarily to price increases, production cost reduction activities and higher margin premises product mix which more than offset an estimated $14 million of transitional copper benefits experienced in the second and third quarters of 2006 as well as the first quarter 2007 $4.0 million unfavorable copper cost negative impact discussed above. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the nine months ended September 30, 2007 increased compared to the prior year nine-month period due to a number of factors, including manufacturing cost reductions, improved pricing and product mix, which more than offset the comparative effect of transitional copper and LIFO cost benefits realized in the second and third quarters of 2006. Copper-adjusted gross profit margin for the European magnet wire and distribution segment decreased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to the comparative effect of transitional copper benefits realized in the second and third quarters of 2006 and unfavorable product mix partially offset by the positive impact of the planned rationalization of low margin customers implemented in the first quarter of 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $112.5 million for the nine months ended September 30, 2007 increased $1.1 million as compared to SG&A expense of $111.4 million for the nine months ended September 30, 2006 primarily due to increased legal and professional fees, primarily incurred in connection with the Exeon litigation (see note 11 to the consolidated financial statements), and stock-based compensation charges.

Restructuring and other charges and asset impairments

During the nine months ended September 30, 2007, we recorded a restructuring provision of $0.3 million related to a workforce reduction at our European magnet wire and distribution segment’s Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts are expected to be paid during 2007. We also recorded restructuring and other charges of $0.4 million of facility exit costs related to closure of former North American magnet wire and distribution segment warehouses, $0.4 million of deferred business acquisition costs and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. During the nine months ended September 30, 2006, Essex Europe recorded a restructuring provision of $0.9 million related to workforce reductions at its U.K. magnet wire operation. In addition, restructuring and other charges for the nine months ended September 30, 2006 included $0.3 million of ongoing facility exit costs primarily related to the closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment.

During the nine months ended September 30, 2006 we recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in the first quarter of 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment.

Operating income

The following table sets forth information regarding our operating income by segment for the nine months ended September 30, 2007 and 2006. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2007	2006
	(in thousands)
Operating income (loss)
Communications cable	$70,264	$77,167
North American magnet wire and distribution	36,307	33,795
European magnet wire and distribution	16,523	16,259
Asia/Pacific magnet wire	(2,523)	(965)
Copper rod	(241)	(77)
Corporate and other	(21,453)	(20,052)
Restructuring and other charges and asset impairments	(1,499)	(3,095)
	$97,378	$103,032

Operating income for the communications cable segment decreased $6.9 million for the nine months ended September 30, 2007 compared to the 2006 nine-month period due to a decrease in gross profit attributable to the factors discussed above combined with an increase in SG&A expense of $1.2 million due primarily to higher sales commissions in 2007 associated with increased premise product sales. Operating income for our North American magnet wire and distribution segment for the nine months ended September 30, 2007 increased $2.5 million as compared to the nine months ended September 30, 2006 due primarily to higher gross profit attributable to improved gross margins and the Simcoe acquisition and a $1.6 million reduction in SG&A expenses primarily resulting from lower employee compensation and benefit costs. Operating income for the European magnet wire and distribution segment increased $0.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the positive impact of the Invex acquisition and currency exchange rates. The operating loss for the Asia/Pacific magnet wire segment for the nine months ended September 30, 2006 represents start-up costs incurred in connection with our Suzhou operations. Additional losses incurred by the Suzhou operation for the nine months ended September 30, 2007 primarily due to negative gross margins realized on initial sales were partially offset by the Tianjin operations. The copper rod segment’s operating loss increased slightly for the nine months ended September 30, 2007 compared to the prior year nine-month period due primarily to lower gross profit resulting from decreased sales volume partially offset by reduced SG&A expense. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to increased stock-based compensation and legal and professional fees. Consolidated operating income for the nine months ended September 30, 2007 included restructuring and other charges and asset impairment charges of $1.5 million compared to $3.1 million of such charges in the 2006 nine-month period, the components of which are discussed above.

Interest expense, interest income and other income (expense)

Interest expense for the nine months ended September 30, 2007 was $23.2 million compared to interest expense of $23.2 million for the nine months ended September 30, 2006. Decreases in interest expense due to the fact that we had no borrowings outstanding on our senior secured credit facility during the nine months ended September 30, 2007 were offset  by increases in interest expense on borrowings to finance our greenfield China operation and interest expense on borrowings to finance the Invex and Tianjin operations. Interest income increased $1.5 million for the nine months ended September 30, 2007 compared to the same period in the prior year due to interest earned on positive cash balances outstanding during the 2007 nine-month period. Increased cash balances primarily reflect the benefit from positive operating cash flow generated in the second half of 2006 and in the first half of 2007.

Income tax expense

Our effective income tax rate for the nine months ended September 30, 2007 was 37% compared to an effective tax rate of 38% for the nine months ended September 30, 2006. Tax expense for the nine months ended September 30, 2007 is net of a benefit of $2.4 million related to recognition of previously unrecognized tax benefits primarily as a result of statutes of limitations closing in certain tax jurisdictions. Excluding this benefit, the effective tax rate for the nine months ended September 30, 2007 was 40% and exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and valuation allowances established for net operating losses related to our Suzhou, China operation. The increase in the effective tax rate (exclusive of the benefit recognized for previously unrecognized tax benefits) for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is due primarily to valuation allowances established for net operating losses related to our Suzhou, China operation.

Extraordinary gains

On June 27, 2007, we exercised our option to purchase Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.4 million, including acquisition costs of $0.1 million. The acquisition of the minority interest has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in unallocated negative goodwill of $3.5 million which has been reflected as an extraordinary gain in the statement of operations for the nine months ended September 30, 2007. We are in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price, including the amount of unallocated negative goodwill, is subject to refinement and adjustment.

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

Other matters

The collective bargaining agreement at our Vincennes, Indiana magnet wire facility, representing approximately 10% of our U.S. work force, expired on October 1, 2007. The Vincennes facility is one of the Company’s five magnet wire manufacturing facilities in the United States. Management and union representatives continue to negotiate to reach a mutually acceptable agreement, but there can be no assurance that these negotiations will be successful. A protracted strike or work stoppage could have a material adverse affect on our operations and financial results.

Liquidity and Capital Resources

Cash from Operating, Investing and Financing Activities

We reported cash provided by operating activities of $92.1 million for the nine months ended September 30, 2007 compared to cash used by operating activities of $37.4 million for the nine months ended September 30, 2006. Cash provided by operating activities for the nine months ended September 30, 2007 includes a net working capital decrease of $9.4 million compared to a net working capital increase of $116.5 million for the nine months ended September 30, 2006. The increase in cash provided by operating activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to the impact of copper prices on working capital. Copper prices increased 75% for the third quarter of 2006 compared to the fourth quarter of 2005 resulting in an estimated $100 million increase in working capital for the nine months ended September 30, 2006. Conversely, average copper prices for the third quarter of 2007 increased only 9% as compared to the fourth quarter of 2006. The effects of this moderate increase in copper prices was more than offset by a decrease in inventories due to reduced production in response to lower sales volumes, particularly in the communications cable segment, and reduced estimated U.S. income tax payments due primarily to the application of overpayments from 2006. Cash used by investing activities for the nine months ended September 30, 2007 includes payments of $95.4 million ($77.2 million net of cash acquired) for the acquisition of Nexans’ 40% minority interest in Essex Europe ($29.4 million), the Simcoe acquisition ($13.6 million), the Invex acquisition ($42.4 million), and the Tianjin acquisition ($10.0 million), as well as $4.1 million of additional contingent consideration paid to Nexans based on the achievement of specified levels of profitability by Essex Europe in 2006. All of these payments were financed with cash on hand. Cash provided by financing activities for the nine months ended September 30, 2006 amounted to $85.9 million primarily due to $80.8 million of proceeds received from our common stock offering in June and July of 2006. Outstanding borrowings under the senior secured revolving credit facility were fully repaid in the second quarter of 2006 with the proceeds from the offering. Cash used for financing activities of $1.4 million for the nine months ended September 30, 2007 includes the $15.0 million repayment of Essex Europe’s subordinated note which was accelerated as a result of our acquisition of Nexans’ minority interest. Repayment of the subordinated note was financed by borrowing under the Essex Europe factoring agreement. Cash from financing activities for the nine months ended September, 30, 2007 also includes $5.2 million of borrowings under our credit facility in China used to finance start-up operations in Suzhou, China.

Liquidity and Capital Resources

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary’s series A preferred stock, interest payments on the Essex Europe factoring agreement, interest payments on the China term and working capital loans, redemption of Invex’s €6 million convertible bonds, ongoing capital expenditures currently estimated at approximately $35 million to $45 million annually, and obligations related to our defined benefit pension plans. Copper prices have increased during the first half of 2007 as compared to year-end 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impact our working capital funding requirements.

On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A., a leading magnet wire producer in Europe based in Italy with sales of €213 million in 2006. The cash purchase price of $41.1 million was financed with cash on hand. Invex currently has outstanding €6 million ($8.5 million at September 30, 2007) of convertible bonds. The bonds are unsecured and bear interest at the rate of 3% per annum. The bonds are payable at maturity in January 2010. The bonds are convertible into 6,000,000 shares of Invex common stock at maturity provided the bondholders give notice of exercise during the period from October 1, 2009 to December 20, 2009. The bonds may be redeemed in whole, but not in part, at any time prior to September 30, 2009 at par value plus accrued and unpaid interest. The conversion right is terminated upon early redemption. We expect to redeem the bonds prior to September 30, 2009, thus eliminating the conversion right.

In order to finance its ongoing increased working capital requirements, Essex Europe entered into a new factoring agreement in July 2007 to replace their existing factoring agreement. Under the new agreement, as subsequently amended, the amount of advances available to Essex Europe is limited to 85% of assigned receivables up to a maximum of €90 million ($128 at September 30, 2007). Advances under the new agreement bear interest at the monthly average of the European Overnight Index Average rate plus 0.35%. The new factoring agreement expires in July 2010.

On July 26, 2007, we acquired Nexans’ 80% ownership interest in a company which owns and operates a magnet wire facility located in Tianjin, China, for a cash purchase price of $9.3 million. In connection with the acquisition, the

Tianjin company entered into a new credit agreement to provide up to Chinese Yaun Renminbi (“RMB”) 170 million ($22.6 million at September 30, 2007) to refinance existing debt and provide working capital financing. Borrowings under the agreement bear interest at 90% of the basic RMB lending rate published by the Bank of China. The agreement expires in July 2008. A total of $14.0 million was drawn and outstanding at September 30, 2007.

On April 27, 2007, we acquired certain assets and assumed certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada, for a cash purchase price, after adjustment, of $12.7 million funded with cash on hand.

In April 2007, we paid $4.1 million of additional contingent consideration to Nexans based on the achievement of specified levels of profitability by Essex Europe in 2006 as provided for in the contribution and formation agreement establishing Essex Europe. In addition, on June 27, 2007, pursuant to our call option under the shareholders agreement, we acquired Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.3 million. In accordance with its terms, the Essex Europe subordinated note payable in the amount of $15.0 million was repaid as a result of our purchase of Nexans’ 40% interest. These transactions were financed by our cash on hand and borrowings under Essex Europe’s factoring agreement.

In the second quarter of 2007 our subsidiary, Essex Magnet Wire (Suzhou) Ltd. borrowed RMB 40.0 million ($5.3 million at September 30, 2007) under a short-term working capital loan agreement. The loan bears interest at the rate of 6.39% and is repayable in two equal installments in April 2008 and May 2008.

We believe that cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility ($224.2 million undrawn and available at September 30, 2007), the Essex Europe factoring agreement, and the Tianjin credit facility, together with our cash on hand ($36.3 million at September 30, 2007), will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The liability for unrecognized tax benefits of $9.1 million at January 1, 2007 includes approximately $2.1 million for potential interest and penalties associated with uncertain tax positions. During the nine months ended September 30, 2007, we incurred an income tax expense charge of $1.2 million for uncertain tax positions and $0.4 million for potential interest and penalties associated with uncertain tax positions. Additionally, during the quarter ended September 30, 2007 we recognized a net of a benefit of $2.4 million related to recognition of previously unrecognized tax benefits primarily as a result of statutes of limitations closing in certain tax jurisdictions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 157 will have on our 2008 consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use or have used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. We do not hold or issue derivative financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but we do not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts which have been designated as cash flow hedges are summarized as follows at September 30, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Settlement Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)

Copper	2,950	2007	$3.06	$1,712
Copper	2,125	2008	3.27	659
				$2,371

Substantially all of the unrealized gains on commodity futures outstanding at September 30, 2007 are expected to be reclassified in earnings within the next twelve months.

Essex Europe periodically enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. There were no open copper futures positions held by Essex Europe at September 30, 2007.

Our Tianjin subsidiary enters into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, gains and losses on these contracts are recorded in income as a component of cost of goods sold. Outstanding commodities futures purchase contracts held by our Tianjin subsidiary are summarized as follows at September 30, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain
	(in thousands of pounds)			(in thousands)

Copper	275	2007	$3.39	$27
Copper	1,047	2008	3.34	161
				$188

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

The following table summarizes information about foreign currency related derivatives as of September 30, 2007.

Derivatives	Notional Amount		Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands)			(in thousands)
Forward exchange contracts:
U.S. dollars (sell for Euros)	4,000	USD	0.70	$—
U.S. dollars (buy with Canadian dollars)	11,000	USD	1.00	—
Canadian dollars (sell for U.S. dollars)	12,500	CAD	1.00	—
Euros (buy with British pounds)	7,200	EURO	0.70	—
Euros (sell for U.S. dollars)	985	EURO	1.42	—
British pounds (sell for Euros)	800	GBP	1.43	—
British pounds (buy with Euros)	1,300	GBP	0.70	—
Put options:
Euros (sell for U.S. dollars)	2,206	EURO	1.35	—
				$—

Purchase Commitments

We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward fixed-price purchase commitments with our suppliers for copper to properly match our cost to the value of the copper expected to be billed to customers. At September 30, 2007, we had forward fixed price copper purchase commitments for delivery of 37.4 million pounds through December 2008 for $130.4 million. Additionally at September 30, 2007, we had forward purchase fixed price commitments for 0.7 million pounds of aluminum through August 2008, 172,000 megawatts of electricity through 2010 and 480,000 MMBTUs of natural gas through March 2008 amounting to $1.0 million, $12.8 million and $3.7 million, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, Superior TeleCom and Essex Electric Inc. (“Essex Electric”) each filed lawsuits under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. The lawsuits were consolidated with several other lawsuits involving other plaintiffs later in 2003 (collectively, the “2003 Copper Action”). On November 10, 2003, Superior Essex acquired the business formerly conducted by Superior TeleCom and its subsidiaries. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) are being held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). We and Essex Electric, now known as Exeon Inc. (“Exeon”), each claim to be entitled to the Escrowed Settlement Proceeds. On June 18, 2007, Exeon filed an action for declaratory judgment and related relief against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, New York County (the “2007 NY Action”). Exeon Inc. v. Superior Essex Inc., Superior Telecommunications Inc., Essex International Inc., and Essex Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 108413/07. In the 2007 NY Action, Exeon seeks a declaration that the claims giving rise to the Escrowed Settlement Proceeds were transferred to Exeon in connection with the sale of a portion of the electrical wire business of our subsidiary, Essex Group, to Exeon in 2002 and that Exeon is entitled to all of the Escrowed Settlement Proceeds. The 2007 NY Action also alleges that we, by claiming the Escrowed Settlement Proceeds attributable to the electrical wire business, are in breach of the purchase agreement related to the sale of a portion of the Essex Group electrical wire business to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

On June 20, 2007, we and Essex Group filed suit in the Superior Court of Cobb County, Georgia against Essex Electric and the other defendants named therein (the “2007 Cobb Action”). Superior Essex Inc., et al. v. Exeon Inc., et al., Civil Action File No. 07-1-5146-28, Superior Court of Cobb County, Georgia. The 2007 Cobb Action seeks a declaratory judgment that we are entitled to all of the Escrowed Settlement Proceeds. In addition, the 2007 Cobb Action seeks damages as a result of a breach of the purchase agreement and breaches of fiduciary duty.

The Company moved to dismiss or stay the 2007 NY Action pending resolution of the 2007 Cobb Action.  That motion remains pending in New York, and discovery is underway.  In the 2007 Cobb Action, the Company’s motion for summary judgment is pending, as is the defendants’ motion to dismiss.

The Company operates in nine countries in Europe, North America and Asia-Pacific and its international operations have grown significantly over the past two years, primarily through its joint venture with Nexans in Europe and through acquisitions.  The Company is implementing its code of ethics and procedures to assure compliance with laws throughout its operations.  Through its processes to ensure compliance with laws, the Company recently identified certain U.S trade control compliance issues.

These issues include isolated sales of products by a foreign subsidiary which were not in compliance with U.S. trade control laws related to Cuba.  Upon discovery of transactions related to Cuba, we undertook a comprehensive review of Company transactions that may involve embargoed countries.  This review is ongoing.  The Company has voluntarily reported these transactions related to Cuba to the U.S. Department of Treasury, Office of Foreign Asset Control.

In addition, through this review, the Company has learned that it shipped a coating for its magnet wire products to certain of its manufacturing operations outside the United States and such shipments were misclassified under the U.S. export laws.  Such shipments occurred on a regular basis without required export authorization.  This review is ongoing.  The Company has voluntarily reported such violations to the U.S. Department of Commerce, Bureau of Industry and Security and the Company is applying for licenses for such shipments in the future so they may be made in accordance with U.S. export laws.

To the extent we violated U.S. export regulations, fines and other penalties may be imposed.  Because the review is ongoing and these matters are now pending before the indicated agencies, there can be no assurance that any actual fines and penalties imposed will not have a material adverse affect on our business, financial condition, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of shares of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2007	—	—	—	—
August 2007 (a)	8,551	$32.43	—	—
September 2007 (a)	8,889	34.15	—	—

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
10.45*

Letter agreement, dated July 31, 2007, between H. Patrick Jack and Superior Essex (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated July 31, 2007)

10.46*

Employment Agreement, dated August 13, 2007, between J. David Reed and Superior Essex (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated July 31, 2007)

10.47

Amendment No. 1 to Agreement for the Assignment of Receivables among Essex Nexans Europe, Essex Nexans, Essex Nexans L&K GmbH, Essex Nexans UK, Invex S.p.A. and Compagnie Generale d’Affacturage, dated August 6, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated August 6, 2007).

10.48

First Amendment to Amended and Restated Loan and Security Agreement among Superior Essex Communications LP, Essex Group, Inc., the financial institutions party thereto and Bank of America, N.A., dated August 7, 2007 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated August 6, 2007)

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

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
Date: November 9, 2007		David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)