Form 10-K
period 2007-12-31
SUPERIOR ESSEX INC
filed 2008-02-29
CIK 1271193

Use these links to rapidly review the document
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007 was $746,648,350.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         At February 25, 2008, the registrant had 19,817,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the registrant's 2008 Annual Meeting of Shareowners are incorporated into Part III of this Annual Report on Form 10-K.

PART I

        In this Annual Report on Form 10-K ("Form 10-K"), the following terms have the meanings indicated below:

  •
  Unless the context otherwise requires, the terms "we," "us," "our," and "registrant," as well as the term "Superior Essex," refer to Superior Essex Inc. and its subsidiaries on and after November 10, 2003, the effective date of the plan of reorganization of Superior TeleCom Inc. and its subsidiaries.

  •
  "COMEX" refers to Commodity Exchange Inc., a subsidiary of the New York Mercantile Exchange, Inc. that operates the principal U.S. copper futures and options trading market.

  •
  "Essex Group" refers to Essex Group, Inc., a wholly-owned subsidiary of Essex International.

  •
  "Essex International" refers to Essex International Inc., a wholly-owned subsidiary of Superior Essex Holding

  •
  "Essex Europe" refers to Essex Europe S.A.S., a wholly-owned French holding company (formerly known as Essex Nexans Europe S.A.S.) which owns our consolidated operations in Europe.

  •
  "LME" refers to the London Metal Exchange, which operates the principal European copper futures and options trading market.

  •
  "SHME" refers to the Shanghai Metal Exchange, which operates the principal Asian copper futures and options trading market.

  •
  "Superior Essex Communications" refers to Superior Essex Communications LP, a limited partnership with Superior Essex Holding as the sole limited partner and SE Communications GP, a wholly-owned subsidiary of Superior Essex Holding, as the sole general partner.

  •
  "Superior Essex Holding" refers to Superior Essex Holding Corp., a wholly-owned subsidiary of Superior Essex, and the sole limited partner of Superior Essex Communications.

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

ITEM 1.    BUSINESS

General

        We are one of the largest wire and cable manufacturers in the world. We manufacture and supply a broad portfolio of wire and cable products for the communications, energy, automotive, industrial, and commercial / residential end-markets. We are a leading manufacturer of magnet wire, fabricated insulation products, and copper and fiber optic communications wire and cable products. We are also a leading distributor of magnet wire, insulation, and related products sold to smaller original equipment manufacturers, or OEMs, and motor repair facilities. We convert copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. We currently operate 25 manufacturing facilities in North America, Europe and China and employ approximately 4,500 people.

        Financial information about our business segments and foreign operations is included in note 17 to the accompanying audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

Organizational History

        We were incorporated under Delaware law in 2003 to acquire and conduct the business formerly conducted by Superior TeleCom, pursuant to Superior TeleCom's plan of reorganization. On March 3, 2003, Superior TeleCom and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Superior TeleCom continued to manage its properties and operate its businesses as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In accordance with a plan of reorganization confirmed by the Bankruptcy Court, on November 10, 2003, the effective date of the plan, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. The plan of reorganization provided for, among other things, the cancellation of all pre-bankruptcy senior debt, subordinated debt and outstanding shares of common stock of Superior TeleCom and the distribution to Superior TeleCom's senior secured debt holders of (1) 16,500,000 shares of our common stock, representing 100% of our initial outstanding common stock, (2) 5,000,000 shares of preferred stock of Superior Essex Holding, and (3) $145 million principal amount of 9 1/2% senior secured notes issued jointly by Superior Essex Communications and Essex Group.

Acquisitions and Dispositions

        Since acquiring Superior TeleCom's business in November 2003, we have completed a series of acquisitions in North America, Europe and China. With respect to our communications cable business, on June 1, 2004, Superior Essex Communications acquired certain assets from operating subsidiaries of Belden Inc. related to Belden's North American copper outside plant, or OSP, communications wire and cable business. Under the terms of the asset purchase agreement, Superior Essex Communications acquired certain inventories, selected machinery and equipment and certain customer contracts related to a portion of Belden's communications business for total consideration of $83.1 million.

        In our North American magnet wire and distribution business, on September 7, 2004, Essex Group acquired substantially all inventory associated with Nexans' U.S. magnet wire operations and assumed certain U.S. customer contractual arrangements. The total purchase price for the acquisition was $11.6 million.

        On October 21, 2005, we expanded our European magnet wire operations by acquiring Nexans' magnet wire operations in Europe through formation of a joint venture, Essex Europe, combining our U.K. magnet wire business and Nexans' European magnet wire and enamel businesses. We initially owned 60% of the joint venture and Nexans had a 40% minority ownership. We refer to this acquisition as the Essex Europe transaction. On June 27, 2007, pursuant to the call provision provided for in the joint venture shareholders agreement, we acquired Nexans' 40% minority interest in Essex Europe for a cash purchase price of $29.6 million.

        We completed three additional acquisitions in 2007. In April 2007, Essex Group, through its newly formed Canadian subsidiary, Essex Group Canada Inc., acquired certain assets related to Nexans remaining North American magnet wire business in Simcoe, Canada for a cash purchase price of $12.7 million, which we refer to as the Simcoe acquisition. In July 2007, we acquired Nexans' 80% ownership interest in Essex Magnet Wire (Tianjin) Ltd. (f/k/a Nexans Tianjin Magnet Wires and Cables Co., Ltd.), a Chinese company operating a magnet wire facility located in Tianjin, China, for a cash purchase price of $9.3 million. We refer to this transaction as the Tianjin acquisition. These transactions provide us with an increased market presence in the North American and Chinese markets for magnet wire products used in the transformer and power generation end markets. On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A. ("Invex"), a leading European magnet wire producer based in Italy for a cash purchase price of $41.1 million. We refer to this transaction as the Invex acquisition.

        See footnote 5 to the accompanying audited consolidated financial statements for more information regarding the completed acquisitions.

Business Segments

        We divide our business operations into five business segments: communications cable, North American magnet wire and distribution, European magnet wire and distribution, Asia/Pacific magnet wire and copper rod.

Communications Cable

        The communications cable segment of our business develops, manufactures and markets the following communications wire and cable products to telephone companies (both the regional Bell operating companies, or RBOCs, and independent telephone companies), cable television, or CATV, companies, distributors and system integrators:

  •
  Outside plant, or OSP, products including copper cable, fiber optic cable and composite cable used outdoors for voice and data transmission to carry telephone, internet, video on demand and other communication services to homes and offices; and

  •
  premises wire and cable products, including copper and fiber optic cables used within homes and buildings to provide connectivity for telecommunications networks, local area networks, or LANs, wide area networks, or WANs, and switching structures to connect various electronic switching and testing components.

  OSP products

        OSP product net sales were $677.4 million, $666.9 million and $573.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of our OSP product sales relate to copper OSP products. We are the largest manufacturer of copper OSP communications wire and cable in North America, based on sales. At the end of 2007, we believe we had an approximate 68% share of the total North American copper OSP market. Copper wire and cable are the most widely used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by local exchange carriers, or LECs. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office.

        Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widening and bridges, which generally necessitate replacement of existing utilities including telephone cable, and the level of general maintenance and repair spending by the LECs, including repairs resulting from weather related damage. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business. The major telephone operating companies have experienced an annual decrease in access lines in the local loop of approximately 7% for the past several years, including 2007, and this trend is expected to continue. Competitive alternatives to traditional telephone service, such as wireless and cable telephony, have had a negative impact on the demand for copper OSP wire and cable, and use of these alternatives is expected to increase. Additionally, the demand for copper OSP products is impacted by the extent to which the RBOCs and other telephone companies deploy fiber optic cable in their networks. Certain RBOCs have begun to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises. See "Risk Factors—Other Risks Related to Our Business."

        Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a significant portion of all local loop lines and systems continues to be copper based. Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. High-speed and bandwidth intensive telecommunications services, such as integrated voice and data, digital subscriber lines, or DSL, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, "Voice over Internet Protocol" or VoIP, and other specialized bandwidth intensive applications, can now be provided over the copper based local loop network.

        Our copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Our copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene or polyvinyl chloride ("PVC") jacket.

        The fiber optic OSP cables we manufacture can be used in a variety of installations, such as aerial, buried and underground conduit, and can be configured with one to 1,008 fibers. These cables are sold to our traditional customers, such as distributors and LECs (including the RBOCs), as well as CATV companies and campus network installers and operators.

        We are a key supplier of copper OSP wire and cable to two of the three RBOCs and Embarq Corporation (formerly Sprint Corporation). It is estimated that the RBOCs and Embarq comprise approximately 70% of the North American copper OSP market. The remaining North American market is comprised of more than 1,200 smaller independent telephone companies. For the years ended December 31, 2007, 2006 and 2005, a total of 65%, 65% and 67%, respectively, of our OSP product net sales were to the RBOCs and Embarq. We sell to the RBOCs and major independent telephone companies through a direct sales force.

        The terms of our sales to the RBOCs and the independent telephone operating companies are generally established pursuant to multi-year supply arrangements. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2007, we had arrangements with two of the three RBOCs, AT&T and Verizon. Our sales to AT&T were approximately 10% of our consolidated total sales in 2007. Our agreement with AT&T is subject to automatic annual renewals upon approval from both parties. See "Summary of Certain Customer Agreements."

  Premises products

        Premises product net sales were $177.5 million, $151.0 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Premises wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communications and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premises wire and cable products is dependent upon new office building and retail construction, technological upgrades of existing office building networks, building remodeling and residential construction.

        There are two primary applications for communications wiring systems within buildings: data applications and voice applications. The primary voice application consists of networking telephone stations. The primary data application is LANs, which generally require the wired interconnection of workstations and peripherals, such as printer and file servers, to form a network. Data applications constitute the majority of new wiring system investment. Video applications are increasingly being deployed over premises wiring products.

        Four major types of cables are currently deployed in premises applications: (i) LAN copper twisted pair (unshielded twisted pair, or UTP, and shielded twisted pair, or STP), (ii) LAN fiber optic cable, (iii) LAN coaxial cable and (iv) voice grade twisted copper pair.

        Our current copper premises wire and cable product offerings include voice-grade cables and high performance data transmission cables (Category 6A, Category 6 and Category 5e) ranging in size from 2-pair to 2,100-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) environments. Our fiber optic premises cables contain from one to 144 fibers and are used principally for data network backbone applications.

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

Magnet Wire and Distribution

        Our magnet wire and distribution business currently consists of three geographic operating segments: North America, Europe, and Asia/Pacific. We have a leading position in terms of revenues and volume of magnet wire sold within North America and Europe. Overall, we are the largest magnet wire producer in the world.

        Magnet wire (also known as winding wire) is insulated copper or aluminum wire wound into coils and used in electrical motors, transformers, controls, switches and other electronic devices. Magnet wire is sold mainly to large OEMs through annual or multi-year supply agreements with a percentage of each customer's total requirements awarded. See "—Summary of Certain Customer Agreements." We also distribute magnet wire and fabricated insulation products manufactured by us and related accessory products purchased from third parties to small OEMs and motor/transformer repair facilities. In our North American and European segments, we formulate and produce our own magnet wire enamels and in Europe, we sell a portion of our internally produced enamels to third parties.

        We offer a comprehensive range of more than 2,000 magnet wire products ranging in diameter from less than 40 microns to more than 6 millimeters (3 to 48 gauge). These include standard round and flat wire products (which are insulated with an enamel coating), along with specialty products such as continuous transposed cable, or CTC, and paper-wrapped, glass-sealed, self-bonding and self-lubricating wires.

        The principal end-market applications for magnet wire are energy, automotive, industrial, and commercial / residential. Energy applications for magnet wire include power transformers, distribution transformers and power generators used in power grids and in private industrial, commercial and residential energy systems. Automotive applications include motors, electronics and electrical devices used in cars and other transport vehicles. Industrial magnet wire applications include a broad range of products used by OEMs such as machine tools, HVAC compressors, hydraulic pumps, conveyors and traction motors. Magnet wire is used in commercial and residential applications in products such as heating pumps, hermetic motors for HVAC and refrigeration, electronics, household appliances and lighting.

        In 2007 we completed the Invex, Simcoe and Tianjin acquisitions which significantly increased our position in the energy end-markets in North America, Europe and China.

  North American magnet wire and distribution

        The North American magnet wire and distribution segment currently operates five magnet wire manufacturing plants and two electrical insulation fabricating plants in the U.S., one magnet wire manufacturing plant in Canada (acquired in 2007) and one manufacturing and distribution facility in Torreon, Mexico.

        The North American magnet wire and distribution segment's largest OEM customers include A.O. Smith, Cooper Industries, Emerson Electric, Howard Industries, Regal-Beloit, Tecumseh and Visteon. In 2007, one customer accounted for 14% of our total North American magnet wire and distribution segment sales. In 2006 two customers accounted for 16% and 10% of our total North American magnet wire and distribution segment sales. In 2005 two customers accounted for 10% and 9% of our total North American distribution segment sales.

  Magnet wire

        The North American magnet wire market has experienced a consolidation of suppliers over the last four years and is now comprised of several key established competitors. Longer-term demand for commercial and residential end-use products has been negatively impacted by the migration of end-product manufacturing to off-shore locations. More recently, demand has been negatively impacted by weakness in the U.S. residential construction and housing markets. The reduced demand in the commercial/residential markets has been partially offset, however, by growth in the North American energy and industrial end-use markets.

        The North American magnet wire and distribution segment's sales of magnet wire were $955.5 million, $875.2 million and $574.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, approximately 82%, 79% and 78%, respectively, of magnet wire volume shipped was sold direct to OEM customers pursuant to annual or multi-year supply arrangements. In North America we are one of the leading suppliers of magnet wire as measured by revenues and pounds sold. We believe our manufacturing facilities in the U.S., Canada and Mexico give us flexibility in serving our customer's needs. Our manufacturing facility in Torreon, Mexico is strategically located to service major OEM customers with Mexican manufacturing locations as well as to allow us to pursue new market opportunities in Mexico, Central America and South America. We also distribute fabricated insulation and other accessory products to customers in Mexico from this location.

        We believe we have a competitive cost and quality advantage through the internal supply of a portion of our copper rod requirements and through the formulation and production our own enamel coatings.

        In January 2008, we announced a consolidation and restructuring of our North American magnet wire manufacturing facilities. The changes are expected to more efficiently match our production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of our Vincennes, Indiana magnet wire manufacturing facility, which is expected to be completed by the fourth quarter of 2008. See note 20 to the accompanying consolidated financial statements.

  Essex Brownell distribution and accessory products

        Within our North American magnet wire and distribution segment, we operate Essex Brownell, one of the largest national distributors for magnet wire and related products. Our Essex Brownell distribution operation provides a single source for motor/transformer repair businesses and OEMs to purchase all of their magnet wire, insulation and related accessory product needs. We manufacture many of the fabricated insulation products marketed and distributed by Essex Brownell.

        The Essex Brownell distribution operation includes a sales force that covers North America, supported by strategically located distribution centers and warehouse locations. In addition to internally produced magnet wire and insulation products, Essex Brownell distributes products from more than 100 third-party suppliers. We believe Essex Brownell provides us with a distinct competitive advantage, as we are the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products.

  European magnet wire and distribution

        Our European magnet wire and distribution segment consists of Essex Europe and its operating subsidiaries, and for periods prior to the Essex Europe transaction on October 21, 2005, consisted solely of our U.K. magnet wire and distribution business. The European magnet wire and distribution segment produces magnet wire in eight facilities in France, Germany, Italy (two facilities acquired in 2007), Portugal and the U.K., and produces enamels in one production facility in France.

        Net sales for the European magnet wire and distribution segment totaled $758.4 million in 2007, $647.0 million in 2006 and $105.8 million in 2005. On a pro forma basis, assuming the Essex Europe transaction had occurred on January 1, 2005, net sales for the European magnet wire and distribution segment would have totaled $413.0 million for 2005.

        The European magnet wire and distribution segment's largest magnet wire customers include Danfoss, Emerson Electric, Grundfos, Siemens, Valeo and Wilo. In 2007, two customers with sales in excess of 10% of the segment's sales accounted for 24% of the total sales of the European magnet wire and distribution segment. Two customers accounted for 27% of the segment's net sales for the year ended December 31, 2006. During 2005, no customer accounted for more than 10% of sales for the European magnet wire and distribution segment.

  Magnet wire

        The European magnet wire market is fragmented with more than 20 competitors. Due in part to industry overcapacity, product pricing is a key competitive factor. Demand for commercial and residential products has been somewhat negatively impacted by customer migration to lower-cost markets, though much of this shift has been from Western to Eastern Europe. Demand in Europe in the energy and automotive end-use segments, however, has been relatively strong in recent years.

        We are the largest producer in the European magnet wire market in terms of both sales and volume. We believe our product breadth, scale and geographic reach provide us an ability to offer our customers better flexibility and service than many of our competitors. We also believe we have a cost and quality advantage arising from the internal supply of enamels from our facility in Meyzieu, France.

        Essex Europe has entered into agreements with Nexans regarding the supply of copper rod and pre-drawn copper wire. Under the agreements, Nexans is the exclusive supplier of copper rod in France and is the supplier for a substantial majority of Essex Europe's copper rod needs in Germany and

Portugal. Nexans is also the exclusive supplier of pre-drawn copper wire in France and Germany and for a minimum of 30% of Essex Europe's pre-drawn copper wire requirements in Portugal. See "—Raw Materials and Manufacturing—Copper" below. We also have agreements with all the other major copper rod suppliers in Europe.

  Distribution

        In the U.K. and France, we distribute magnet wire to smaller customers through our wholly-owned distribution businesses. These customers generally require smaller quantities of wire than larger OEMs, delivered immediately or on next day service. The customer base consists of small OEMs manufacturing small motors and generators, site and distribution transformers and electro-mechanical devices, along with motor, generator and transformer repair shops, serving industrial, commercial and marine sectors of the market.

  Enamels

        We produce enamels in our Meyzieu, France production facility and are the second largest magnet wire enamel producer in Europe in terms of sales and volume. The European magnet wire and distribution segment markets its magnet wire enamel products world-wide through a sales network located close to magnet wire manufacturers.

  Asia/Pacific magnet wire

        Our Asia/Pacific magnet wire segment consists of our wholly-owned greenfield manufacturing facility in Suzhou and a manufacturing facility in Tianjin, China acquired in July 2007. The Suzhou facility was completed in the fourth quarter of 2006 and started commercial production for external sales in February 2007. We currently own 80% of the Tianjin business with a 20% minority partner.

        China's magnet wire market is the largest in the world, and has experienced a compounded annual growth rate in demand for magnet wire of approximately 10% over the last five years. The market is also extremely fragmented with several hundred competitors that compete aggressively on price. Customers have developed rigorous vendor qualification processes because of the large number of low quality producers. We believe that our ability to offer high quality products and customer service will allow us to grow our sales volumes in this market.

        The Asia/Pacific magnet wire segment's largest customers include Emerson, Toshiba and Areva. Five customers accounted for 67% of the Asia/Pacific magnet wire segment's sales for the year ended December 31, 2007.

Copper Rod

        Through our copper rod business segment we manufacture continuous-cast copper rod, which is the basic raw material used in the copper wire and cable industry. We currently maintain two North American copper rod continuous casting units located in our Columbia City, Indiana facility to convert copper cathode into copper rod. In January 2008, we announced the phased closure of our facility in Vincennes, Indiana, which housed a third continuous casting unit. Copper rod segment sales consist of external sales of processed copper rod that is not used for internal production. Copper rod volumes fluctuate from period to period due to changes in internal consumption needs and external market conditions. Approximately 70% of our 2007 copper rod production was used for internal consumption, primarily by our North American magnet wire and distribution segment. We source our remaining internal need for copper rod from third party producers. Our current strategy is to increase the percentage of copper rod production suitable for internal use in the manufacture of magnet wire. To the extent we are successful, our total copper rod production and our external sales of copper rod will decrease.

        The customer base for our copper rod segment is highly concentrated among a limited number of large customers. In particular, the largest copper rod segment customer accounted for 54%, 45% and 45% of the copper rod segment's net sales for the years ended December 31, 2007, 2006 and 2005, respectively. See "Risk Factors—Other Risks Related to Our Business."

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

  Communications cable segment

        In our communications cable business, we generally enter into two to five year supply agreements with the RBOCs and other large independent telephone companies. Customarily, these agreements set forth the terms for purchases, if made, but do not require the customer to commit to a particular volume of purchases. The majority of our communications revenues are derived from arrangements with the RBOCs and other large independent telephone companies. Under these arrangements, the price of the copper component of the products purchased during a calendar quarter is established during a prior three-month period. The copper component of the purchase price during a calendar quarter is the average daily COMEX price for copper during the three-month period ending one month before the end of the prior calendar quarter. Some contracts provide that the copper component of the purchase price during one month will be based on the average daily COMEX price for copper for a portion of the prior month. As a result of these pricing arrangements, the price of the copper component of our product billed to customers may be different than the current cost of copper at the time of sale. To minimize the impact of this difference, we forward price copper purchases with our suppliers based on forecasted demand. See "Risk Factors—Risks to Our Business Related to Copper."

        In addition to these adjustments for copper, such communications cable agreements generally provide escalators for the cost of other key raw materials used in the manufacture of our communications products, which may be in the form of an index or tied to specified raw material cost increases.

        Pricing for communications cable products sold to distributors and non-contract customers is generally established based on the price of the product on the date of order. In the past, we have based the copper component of the sales price on the prior month's average daily COMEX price. However, circumstances such as the recent copper markets have warranted more timely changes to the price of our communications products sold to distributors and non-contract customers. As a result, pricing for these products may be changed more frequently.

  Magnet wire and distribution segments

        In our North American magnet wire and distribution business, we generally enter into multi-year agreements with large OEMs. These agreements set forth the terms for purchase of magnet wire and, though they do not generally require the customer to purchase specific quantities, they may require the customer to purchase all or a specified portion of their requirements from us. The price of copper magnet wire generally has two components—a copper price component and a conversion component. The copper price is established as described below. The conversion component is generally fixed for the term of the agreement. Under these agreements, qualified customers may fix the copper price component of future purchases of magnet wire from us, in which case the commitments are generally non-cancelable. We forward price copper purchases or utilize COMEX fixed price futures contracts to match the cost of copper purchased to the price of these forward purchase commitments. See "Risk Factors—Risks to Our Business Related to Copper." If these customers do not elect to forward price the copper component, the copper price is either the COMEX copper spot price, the current month's average COMEX copper price or the prior month's average COMEX copper price at the time of shipment. Similar agreements exist for sales of aluminum-based magnet wire. Many of these agreements generally provide that prices are subject to review for adjustment in the event of abnormal and significant increases in non-metal material costs required to manufacture magnet wire.

        In our distribution business in North America, the copper price of magnet wire is either the COMEX copper spot price at the time of shipment or the average COMEX copper price for the month prior to shipment.

        In our European magnet wire business, our magnet wire pricing has two components—a copper price component and a conversion component. There are several pricing options available to qualified customers with respect to the copper price component. Customers may fix the copper price component of future purchases of magnet wire. In addition, customers may elect to have the copper price component of future purchases of magnet wire based on the current, or the prior month's, average LME copper price at the time of shipment, or on the LME copper price on a particular day during the shipment month. In order to use certain of these options, the customer must make an election prior to the first day of the month that determines the price and specify the volume of magnet wire subject to such pricing election. These customer pricing elections are generally non-cancelable and we forward price copper purchases or utilize LME futures contracts to match these elections. See "Risk Factors—Risks to Our Business Related to Copper." The copper price component of all other shipments is based upon the LME spot price on the date of shipment.

        In our Asia/Pacific magnet wire business, we generally enter into single- or multi-year agreements with large customers. These agreements set forth the terms for purchase of magnet wire and, though they do not generally require the customer to purchase specific quantities, they may require the customer to purchase all or a specified portion of their requirements from us. The price of copper magnet wire generally has two components—a copper price component and a conversion component. The copper price is established as described below. The conversion component is generally fixed for the term of the agreement. Under these agreements, qualified customers may fix the copper price component of future purchases of magnet wire from us, in which case the commitments are generally non-cancelable. We generally forward price copper purchases or utilize SHME fixed price futures contracts to match the cost of copper purchased to the price of these forward purchase commitments. See "Risk Factors—Risks to Our Business Related to Copper." If these customers do not elect to forward price the copper component, the copper price is either the SHME copper spot price or the current month's average SHME copper price at the time of shipment. Some of these agreements generally provide that prices are subject to review for adjustment in the event of abnormal and significant increases in non-metal material costs required to manufacture magnet wire.

  Copper rod segment

        In our copper rod segment, customers generally enter into an annual agreement for expected delivered quantities at a selling price that includes the copper component plus a premium for recovery of our costs to convert copper cathode to copper rod. The copper component is priced at the average COMEX spot price for the month of shipment or arrival.

Raw Materials and Manufacturing

  Copper

        Copper rod is the most significant raw material used in our manufacturing process. Copper is a commodity and is therefore subject to price volatility. See "Risk Factors—Risks to Our Business Related to Copper" below.

        In North America we purchase copper cathode and, to the extent not provided internally, copper rod from select copper producers. Generally, such copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and provide for the purchase of a fixed amount of copper cathode or rod during the year. The price of copper cathode and copper rod generally has two components—a copper price component and a premium to cover profit, freight and, in the case of copper rod, conversion. Under these agreements, the cost of the copper component is based upon one of three pricing methods: 1) a forward fixed-price copper contract; 2) the average monthly COMEX copper price in the month of physical receipt by us; or 3) the average monthly COMEX copper price at time of supplier shipment.

        Essex Europe has entered into an agreement with Nexans regarding the supply of copper rod. Under the terms of the agreement, Essex Europe agrees annually to purchase a specified monthly volume of copper rod at fixed conversion costs, which are subject to annual adjustment, plus the cost of copper. Under the agreement, Nexans is the exclusive supplier of copper rod in France and is the supplier for a substantial majority of Essex Europe's copper rod needs in Germany. The agreement expires on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice.

        The manufacturing process for magnet wire involves several steps beginning with drawing down copper rod and bare wire into smaller diameters through various process steps until the finished size and shape is achieved. The initial break down of copper rod into intermediate sized wire for the European magnet wire and distribution segment's facilities in France and in one of its German facilities is provided through an agreement with Nexans for the purchase of pre-drawn copper wire. The purchased pre-drawn wire is then drawn down to its final shape or size, and insulating enamel or other material is applied to create the finished product. Under the terms of the agreement with Nexans, Essex Europe agrees to purchase a substantial portion of its pre-drawn copper wire requirements from Nexans at fixed conversion costs, which may be adjusted annually for certain Nexans cost increases, plus the cost of copper. Under the agreement, Nexans is the exclusive supplier for the European magnet wire and distribution segment's pre-drawn wire requirements in France and Germany and for 30% of its pre-drawn wire requirements in Portugal. The agreement expires on December 31, 2008 with automatic one year renewals unless cancelled by either party upon twelve months prior notice. In December 2007, Nexans provided notice that they did not intend to renew the pre-drawn agreement under the current terms and conditions. If we are unable to successfully negotiate a new agreement with Nexans, we will have to obtain another source for our pre-drawn wire needs in Europe or acquire the necessary equipment to perform the initial draw down of copper rod and bare wire internally.

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

  Other raw material and costs

        Other raw materials that we use in the manufacture of our communications cable products include aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and PVC. Other raw materials used in our magnet wire and distribution segments consist primarily of aluminum, insulation papers, films and various chemical compounds used in the production of enamels. Additionally, natural gas is a key energy source used in the manufacture of magnet wire and copper rod. The markets and availability of these raw materials are subject to fluctuation and there can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs.

Seasonality

        We have historically experienced seasonal fluctuations in our revenues, operating income and net income. Our sales volumes are generally lower in our fourth quarter and, to a lesser extent, our first fiscal quarter, due primarily to cold weather related reduction in demand in our communications cable segment customers and the impact of year end holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segments. Additionally, sales volumes in Europe are generally lower in the third quarter reflecting the summer holiday period. See "Risk Factors—Other Risks Related to Our Business."

Export Sales

        Export sales from the U.S. during the years ended December 31, 2007, 2006 and 2005 were $351.2 million, $353.9 million and $209.2 million, respectively. Our primary markets for export sales are Latin America and Canada.

Backlog and Returns

        Backlog in the communications cable segment typically consists of two to three weeks of sales depending on seasonal and overall industry demand issues. Certain of our magnet wire specialty products, such as CTC, have relatively high order backlogs due to the specialized nature of the product. Our backlog for CTC orders at December 31, 2007 was approximately $80 million. Additionally, certain of our magnet wire customers may fix the price of the copper component of future unspecified magnet wire product purchases from us in which case the commitment to purchase the copper is generally non-cancelable. See "—Summary of Certain Customer Agreements." Our other product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate. Historically, sales returns have not had a material adverse effect on results of operations.

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

Research and Development

        In North America, we operate research and development facilities in Kennesaw, Georgia and Fort Wayne, Indiana. The Kennesaw facility's efforts primarily address the needs of the communications cable segment's premises product lines and fiber optic cable development. At the Fort Wayne facility, our metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process. Our European magnet wire and distribution segment conducts research and development activities at its Chauny and Meyzieu facilities primarily related to the development and processing of enamels. Aggregate research and development expenses during the years ended December 31, 2007, 2006 and 2005 amounted to $5.4 million, $5.5 million and $4.6 million, respectively.

        Although we hold certain trademarks, licenses and patents, none is considered to be material to our business.

Employees

        As of December 31, 2007, we employed approximately 4,500 employees. Approximately 560 of our U.S. employees are represented by unions, all of which work in our North American magnet wire and distribution and copper rod segments. U.S. collective bargaining agreements expire at various times in 2009 and 2010. We consider relations with our employees to be satisfactory.

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

        A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts with respect to environmental matters that we believe were adequate at December 31, 2007. These accruals are not material to our operations or financial position and we do not currently anticipate material capital expenditures for environmental control facilities.

Other

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.superioressex.com under the "Investor Relations—Financial Reports" caption, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC"). You may also request a copy of these filings, without charge, by writing Ms. Peggy Tharp, Director of Investor Relations, at Superior Essex Inc., 150 Interstate North Parkway, Atlanta, GA, 30339.

        In Part III of this Form 10-K, we incorporate by reference certain information from our Proxy Statement for our 2008 Annual Meeting of Shareowners. We expect to file that Proxy Statement with the SEC within 120 days of December 31, 2007, and we will promptly make it available on our website. Please refer to the Proxy Statement when it is available.

ITEM 1A.    RISK FACTORS

        Certain expectations and projections regarding our future performance referenced in this Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website are forward-

looking statements. Senior officers also may make verbal statements to analysts, investors, regulators, the media and others that are forward-looking. Forward-looking statements involve matters that are not historical facts, such as statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere regarding our future operations, prospects, product demand, strategies, investments, financial condition (including liquidity and capital resources), economic performance (including growth and earnings), benefits expected as a result of our projected growth, and industry conditions. We have tried, whenever possible, to identify these statements using words such as "anticipate," "assume," "believe," "can," "could," "estimate," "expect," "forecast," "future," "goal," "indicate," "intend," "may," "outlook," "plan," "potential," "predict," "project," "seek," "should," "target," "will," "would," and similar expressions.

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

Copper Supply

Shortages or disruptions in the availability of copper could have a material adverse effect on our business.

        Copper is the primary raw material we use in the manufacture of our products. In 2007, we purchased almost 600 million pounds of copper. Foreign economies have been consuming an increasing proportion of worldwide copper production. This and other macro-economic factors, together with labor and other business interruptions experienced by certain copper suppliers, have contributed to periodic shortages of supply of copper, and such shortages may increase in the future. Furthermore, there are a limited number of copper suppliers. If we are unable to maintain good relations with our copper suppliers or if there are any business interruptions at our copper suppliers, we may not have access to a sufficient supply of copper. Although we have not experienced any shortages during recent years that have had a significant impact on our operations, no assurance can be given that we will be able to procure adequate supplies of copper and copper rod to meet our future production needs and customer demand, which could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our copper rod from less cost effective sources and may have a material adverse effect on our business, revenues and results of operations.

  Copper Pricing

        A majority of our sales are pursuant to customer arrangements which provide for adjustments in pricing to take into account changes in the cost of copper. See "Business—Summary of Certain Customer Agreements." Over the past three years the spot price of copper has escalated rapidly and has been subject to significant volatility. The average daily, high and low COMEX and LME spot prices per pound of copper for the periods indicated are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
COMEX:
Average	$3.23	$3.10	$1.68
High	3.75	4.08	2.28
Low	2.40	2.13	1.39
LME:
Average	3.23	3.05	1.67
High	3.77	3.99	2.11
Low	2.37	2.06	1.39

        Increases, decreases and fluctuations in copper prices may have material adverse effects on our business, including those described below:

We may be unable to adequately hedge risks related to volatility, including declines, in copper pricing, which may have a material adverse effect on our business.

        Approximately half of our 2007 communications cable segment sales were to telecommunications company customers pursuant to multi-year agreements under which the price of the copper component of our communications cable products is fixed for each quarter based on a prior three-month average of copper prices, as described above under "Business—Summary of Certain Customer Agreements." As a result, the price of the copper component of our product billed to customers may be different than the current price of copper at the time of sale and we may not be able to match the price billed with the copper cost component of the inventory shipped. To minimize this risk, we forward price copper purchases with our suppliers based on forecasted demand. Volatility in the price of copper, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, if copper prices decline rapidly, actual demand may be less than forecasted demand as customers may reduce or delay purchases in anticipation of future contractual sales price reductions. As a result, the cost of inventory, including the cost of copper acquired under forward purchase agreements, may exceed the current or expected selling price of the product and may result in reduced profitability or even operating losses. In addition, rapid increases in copper prices can impact operating results in the short term if actual demand exceeds forecasted demand because customers may accelerate orders in advance of expected future contractual sales price increases to take advantage of existing copper prices. In this case, we may have to utilize higher cost inventory or purchase copper at current prices to fulfill orders priced at lower prior period copper prices which may result in reduced profitability or operating losses.

        Certain of our North American, European and Asia/Pacific magnet wire business customers frequently fix the copper cost component of future committed purchases. See "Business—Summary of Certain Customer Agreements." We forward price copper purchases or utilize COMEX, LME or SHME fixed price futures contracts to minimize the commodity price risk associated with these sales. If copper prices decline rapidly, the risk that our customers may delay or default on their committed purchases may increase. As a result we may incur losses on our futures contracts or be required to take delivery of copper inventory at prices in excess of then-current copper prices.

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

        As our product prices increase due to rises in copper prices, customers, particularly in our communications cable business, may more quickly exceed their capital budgets for a particular period and reduce the funds available for the purchase of our products. We believe our communications cable segment sales were adversely impacted in the fourth quarter of 2006 due to budgetary constraints caused by high copper prices. Additionally, as pricing for our copper-based products increases, alternative products, such as fiber optic cable in our communications business and aluminum in our magnet wire business, may become more price competitive with our copper-based products and demand for such products may be materially adversely affected as described below under "—Other Risks Relating to Our Business."

Increases in copper prices will increase our need for working capital.

        As the price of copper increases, our working capital requirements increase. We estimate that each $1 change in the cost of copper has a $70 to $80 million impact on our working capital. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

Increases in copper prices may increase credit and default risk with respect to our customers.

        Increases in the price of our products as copper prices rise may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers' cash flow may be negatively impacted which may have an adverse effect on the timing and amount of payment of our accounts receivable.

Other Risks Related to Our Business

Our net sales, net income and growth depend largely on the strength of the economies in the geographic markets that we serve, and any significant weakening in one or more of these markets could reduce the demand for our products.

        Many of our customers use our products as components in their own products, systems or networks or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general business, economic and industry conditions, including how much our customers and end-users spend on new residential and commercial construction, maintaining or reconfiguring their communications network, information technology, motors, automobiles and automotive components, appliances, heating, ventilation and cooling ("HVAC") systems and power transmission and distribution infrastructures. Demand for our products was negatively impacted during 2007 due to weakness in the U.S. economy, particularly the residential construction market, and to a lesser extent the European economy. If the U.S., European or other economies were to weaken further, demand for our products may continue to decline. This could cause a material adverse effect on our business, revenues and results of operations.

The increased use of fiber optic cable in the "local loop" may reduce the market for copper OSP products.

        Through our communications cable segment, we are the largest supplier, based on sales, of copper OSP cables used by the RBOCs and other telephone companies in the local loop portion of the telecommunications infrastructure. Copper OSP is the communications cable segment's largest product group. However, fiber optic cable, which provides improved bandwidth and transmission speeds as compared to copper cable, has been increasingly deployed in the local exchange network over the past several years. Certain RBOCs have and are continuing to significantly increase the use of fiber optic cable further downstream in their networks, in some cases all the way to the premises, resulting in decreased demand for our copper OSP products. Further increases in the rate of use of fiber optic products in these applications would further decrease the demand for our copper OSP cable and result in a continued decline in our sales of copper OSP cable, which would adversely impact our business, revenues and results of operations.

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

        Our largest customers for the communications cable segment are the RBOCs and major independent telephone operating or holding companies. Approximately 66%, 67% and 68%, respectively, of the 2007, 2006 and 2005 sales of our communications cable segment are attributable to these customers. Competitive alternatives, such as wireless and cable telephony, digital subscriber lines or "DSL", VoIP services and cable modems have resulted in a loss of access lines and subscribers by the major telephone operating companies. Furthermore, the demand for access lines is impacted by new housing starts. A continued or accelerated decline in access lines resulting from these factors could result in reductions in capital spending by the telephone industry and in the demand for our communications cable products which would adversely impact our business, revenues and results of operations.

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

Our inability to maintain our relationships with key customers and distributors could have a material adverse effect on our business.

        Our businesses are highly competitive. If we are unable to maintain our relationships with key customers and distributors, we may lose sales, particularly as existing contracts expire or are re-bid. Losses of sales under existing customer contracts, if not replaced by expanding other existing relationships or new relationships, could have a material adverse effect on our business.

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

        Industries in which customers in certain of our product segments participate have experienced significant consolidation, in particular the telecommunications industry. Consolidation may impact our business as our customers focus on integrating their operations. After a consolidation occurs, customers may scale back their purchases while the integration is ongoing and they reevaluate their supply chain. Further, following consolidation, there can be no assurance that we will continue to supply products to the surviving company. Continued consolidation can provide customers with greater purchasing power and negotiating leverage.

Fluctuations in the supply of certain non-copper raw materials and energy could harm our business.

        In addition to copper, raw materials we use in the manufacture of our products include aluminum, steel, optical fibers, plastics, such as polyethylene and polyvinyl chloride, and various chemicals and chemical compounds used in the production of enamels. Additionally, natural gas is a key energy source used in the manufacture of magnet wire and copper rod. The markets and availability of these raw materials are subject to fluctuation and there can be no assurance that we will be able to procure adequate supplies of our essential raw materials to meet our future needs or that we can increase prices for our products in amounts sufficient to offset any increases in the costs of these raw materials.

        We produce enamel formulated for our internal use in our Ft. Wayne, Indiana and Meyzieu, France facilities. If there is a disruption in the supply of internally produced enamels, we may not be able to source our required enamel formulations from external suppliers on a timely basis sufficient to meet immediate customer orders.

Migration of magnet wire demand to China may adversely affect our business.

        Our business may suffer due to the migration of magnet wire demand to China. Our magnet wire and distribution segments' principal product is magnet wire, which is used primarily in motors for industrial, automotive, appliance and other applications. Several of our major magnet wire customers have shifted, or have plans to shift, certain levels of product manufacturing to China. While we recently completed construction of a magnet wire manufacturing facility in China and acquired an 80% ownership in an existing Chinese magnet wire business, there can be no assurance that we will be able to successfully compete in China and /or offset any loss of business that may result from declining demand for our products in North America and Europe due to this shift of customer requirements to China.

Our business is subject to the economic, political and other risks of maintaining facilities and selling products in foreign countries.

        During the year ended December 31, 2007, a significant portion of our sales were in markets outside North America. Our financial results may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies, particularly the Euro, or by enactment of exchange controls or foreign government or regulatory restrictions on the transfer of funds. In addition, our international manufacturing and sales are subject to other risks inherent in operating abroad, including,the difficulty in staffing and managing widespread operations, increased costs and risks of doing business in a number of foreign jurisdictions, restrictive actions by foreign governments, the impact of the laws of the U.S. and other countries in which we do business affecting trade, foreign investments and loans. Further, international operations and sales subject us to increased risks and increased costs related to compliance with requirements of U.S. laws, including import and export laws and the anti-corruption laws. While we maintain a business conduct program to prevent, deter and detect violations of law in the conduct of business throughout the world, a risk remains that employees will engage in activities that violate laws or our corporate policies, particularly in countries where employees were not previously accustomed to operating under similar standards.

We are increasing our operations in China, which exposes us to risks inherent in doing business in China.

        We recently completed initial construction and commenced operation of a wholly-owned "greenfield" magnet wire manufacturing facility in Suzhou, China and acquired a magnet wire facility in Tianjin, China. Our business strategy may involve continued expansion in China. We face all the risks inherent in operating in an emerging market like China where we have not previously operated a manufacturing facility. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite this transition, the Chinese government continues to own significant production assets and exercises significant control over economic growth. Our China-based activities are subject to greater political, legal and economic risks than those faced by other operations, including such risks as those arising from:

  •
  unexpected legal, regulatory or governmental requirements or approvals, such as those related to taxation, lending, import and tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain less developed than in other countries in which we operate;

  •
  unexpected increases in taxes, tariffs and other assessments and changes that may adversely affect existing tax benefits;

  •
  uncertainty regarding the enforcement of Chinese laws and regulations;

  •
  operating in a market with a less developed supply chain, transportation and distribution infrastructure;

  •
  unfavorable political or economic factors;

  •
  our ability to effectively compete in an emerging market;

  •
  difficulties in recruiting and retaining personnel; and

  •
  managing international operations.

        There can be no assurance that we will be successful in operating or expanding our operations in China.

Our business strategy may include further acquisitions.

        We have made a number of acquisitions over the past few years and our continued ability to implement our growth strategy depends in part on our ability to identify, finance and complete further acquisitions. Market conditions and other factors may make attractive acquisitions unavailable or the cost of acquiring suitable businesses may become too expensive. At the time an acquisition opportunity presents itself, internal and external conditions, such as our borrowing capacity or the availability of alternative financing, may cause us to be unable to pursue or complete an acquisition. Our inability to identify and complete additional acquisitions could have an adverse affect on our future growth.

        If we are able to identify and consummate acquisitions, there are significant challenges to integrating an acquired operation, which requires substantial management, financial and other resources and may pose risks to production, customer service and market share of existing operations. There can be no assurance that the expected benefits of acquisitions will be realized.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

        Our outstanding debt as of December 31, 2007 was $353.2 million. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our indebtedness could have important consequences to holders of our common stock. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase the amount of interest expense that we have to pay, because we increase the principal amount or because some of our borrowings (approximately $73.5 million outstanding as of December 31, 2007) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

        Funding for the defined benefit pension plans we sponsor is based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. Benefit accruals under all of our U.S. defined benefit pension plans are frozen. Due to declining returns in the investment portfolio of our U.S. defined benefit pension plans in recent years, our funded U.S. defined benefit plans were underfunded as of December 31, 2007 by approximately $13.5 million, based on the actuarial methods and assumptions utilized for purposes of Statement of Financial Accounting Standards ("SFAS") No. 87. Our required cash contributions for 2008 for our U.S. defined benefit plans are expected to be approximately $3.7 million. In the event that actual returns differ negatively from the actuarial assumptions, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

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

        Substantially all of the hourly employees in our U.S., Canadian, and Mexican magnet wire facilities are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi-year duration and are separate by location. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could adversely affect our ability to deliver certain products and our results of operations.

The designation of our non-U.S. subsidiaries as unrestricted subsidiaries under our 9% note indenture and their exclusion as subsidiaries under our credit agreement may have an adverse impact on our operations.

        In order to assure continued compliance with the indenture governing our 9% senior notes, we have designated substantially all of our non-U.S. subsidiaries as "unrestricted subsidiaries" under that indenture, meaning that these subsidiaries are not subject to many of the covenants under that indenture. In addition, these entities are not considered "subsidiaries" subject to the restrictions under our credit facility. As a result, we and our non-U.S. subsidiaries must operate as separate business entities, which can have a number of implications, including the following:

  •
  If these subsidiaries were to require additional capital, we can contribute capital only if we could meet the tests for restricted payments or permitted investments under our indenture and our senior secured revolving credit facility. Thus, these entities may be entirely reliant on their own sources of working capital to fund their operations, which may limit their ability to pursue strategic growth opportunities, including acquisitions.

  •
  Our non-U.S. subsidiaries may have to rely on their own credit, which could increase our consolidated borrowing costs and could otherwise adversely affect our business and results of operations.

  •
  In the event contributions are needed to fund losses at our non-U.S. subsidiaries, any payments we make could deplete our restricted payments and permitted investment capacity under our indenture and senior secured revolving credit facility, limiting availability for other uses.

Essex Europe's dependence on its continuing relationship with Nexans may expose Essex Europe to additional risks to its operations.

        Essex Europe has a number of continuing relationships with Nexans, including exclusive arrangements for the purchase of Essex Europe's pre-drawn wire needs through 2008, exclusive arrangements for the purchase of copper rod in France and a significant majority of its copper rod needs in Germany and Portugal through 2008 and leases of certain manufacturing facilities in shared locations with Nexans at Chauny and Bramsche. If Nexans does not provide these goods and services, Essex Europe may be required to obtain these goods and services from other sources or internally develop the capability to provide these goods and services. We may be unable to obtain or provide such goods and services at the same or similar costs and terms as those provided by Nexans, and the Essex Europe business, revenues and results of operations could be adversely affected. In December 2007, Nexans provided notice that they did not intend to renew the agreement to provide pre-drawn copper wire to Essex Europe under the current terms and conditions. If we are unable to successfully negotiate a new agreement with Nexans, we will have to obtain another source for our pre-drawn wire needs in Europe or acquire the necessary equipment to perform the initial draw down of copper rod and bare wire internally.

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

  •
  fourth quarter holiday related plant shutdowns of major OEM customers of our magnet wire and distribution segments; and

  •
  seasonal decreases in sales volumes in Europe during the third quarter summer holiday season, which impacts our European magnet wire and distribution segment.

        Due to the seasonal nature of our business, our interim financial results are typically not indicative of results for the entire fiscal year.

We may incur costs and may not be successful in protecting our intellectual property and in defending claims that we are infringing on the intellectual property of others.

        We may encounter difficulties, costs or risks in protecting our intellectual property rights or obtaining rights to intellectual property to permit us to continue or expand our business. Other companies, including some of our largest competitors, hold intellectual rights in our industries, and intellectual property held by others could inhibit our ability to introduce new products or require use of more expensive manufacturing processes unless we secure licenses on commercially reasonable terms if necessary. The unfavorable resolution of an intellectual property dispute could preclude us from manufacturing and selling certain products, require us to pay a royalty on the sale of certain products or could impair competitive advantages if a competitor wins the right to use processes or sell products we believed we had the right to.

We might be unable to achieve planned cost savings or incur additional charges to income.

        We have undertaken a number of cost savings initiatives, including lean manufacturing initiatives and actions related to the restructuring of our North American manufacturing facilities and the related closure of our Vincennes magnet wire facility. We continually consider other cost-savings initiatives and monitor the cost effectiveness of our manufacturing network. Some of these activities, including restructuring programs, may require significant capital expenditures and result in charges against income as equipment is decommissioned or facilities are closed. These actions, including restructuring programs, are expected to reduce overall manufacturing costs. If we do not achieve all of the planned savings of these activities, we might not achieve expected levels of profitability.

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

Our operating results can fluctuate significantly from period to period. If we miss market expectations, our stock price could decline.

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

        We do not anticipate paying any dividends on our common stock for the foreseeable future. In addition, covenants in our debt instruments limit our ability to pay cash dividends and may prohibit the payment of non-cash dividends and certain other payments.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We conduct our principal operations at the facilities set forth below:

Operation	Location	Square Footage	Leased/Owned
Communications Cable
OSP/Premises	Brownwood, Texas	415,000	Leased (expires 2018)
	Chester, South Carolina	223,000	Owned
	Hoisington, Kansas	276,000	Owned
	Tarboro, North Carolina	284,000	Owned
Magnet Wire and Distribution:
North America:
Magnet Wire	Fort Wayne, Indiana	181,000	Owned
	Franklin, Indiana(a)	35,000	Owned
	Franklin, Tennessee	289,000	Leased (expires 2013)
	Kendallville, Indiana	88,000	Owned
	Torreon, Mexico	317,000	Owned
	Vincennes, Indiana(e)	242,000	Owned
	Simcoe, Canada	230,000	Owned
Fabricated Insulation	Clifton Park, New York	22,000	Leased (expires 2008)
	Willowbrook, Illinois	60,000	Leased (expires 2016)
Europe:
Magnet Wire	Chauny, France(c)	342,000	Leased (expires 2009)
	Macon, France	458,000	Owned
	Arolsen, Germany	211,000	Owned
	Bramsche, Germany(d)	199,000	Owned
	Viana de Castelo, Portugal	375,000	Owned
	Huyton Quarry, U.K.	318,000	Owned
	Quattordio, Italy	374,000	Owned
	Quattordio, Italy	188,000	Owned
Enamels	Meyzieu, France	307,000	Owned
Asia/Pacific:
Magnet Wire	Suzhou, China(b)	235,000	Owned
	Tianjin, China(b)	68,000	Owned
Copper Rod	Columbia City, Indiana	75,000	Owned

(a)
The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire Corporation, a joint venture with the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

(b)
Land for the Suzhou, China and Tianjin, China facilities is leased under 50-year land use rights agreements with Chinese development authorities.

(c)
The Chauny, France facility is owned by Nexans and leased to Essex Europe. We have an option to purchase the property at the conclusion of the lease for a price of approximately €1.0 million.

(d)
Land for the Bramsche facility is leased under several long-term lease agreements which expire in 2047 through 2054.

(e)
In January 2008, the Company announced a phased closure of its Vincennes, Indiana, facility, which is expected to be completed by the fourth quarter of 2008. See note 20 to the consolidated financial statements.

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

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," we record a liability when management believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, management believes it has valid defenses with respect to all legal matters against the Company and its subsidiaries and we do not believe any such matters, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, liquidity or results of operations.

        In 2003, Superior TeleCom, our predecessor, and Essex Electric Inc. ("Essex Electric") each filed lawsuits under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) are being held in escrow by plaintiffs' counsel (the "Escrowed Settlement Proceeds"). We and Essex Electric, now known as Exeon Inc. ("Exeon"), each claim to be entitled to the Escrowed Settlement Proceeds. On June 18, 2007, Exeon filed an action for declaratory judgment and related relief against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, New York County (the "2007 NY Action"). Exeon Inc. v. Superior Essex Inc., Superior Telecommunications Inc., Essex International Inc., and Essex Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 108413/07. In the 2007 NY Action, Exeon seeks a declaration that the claims giving rise to the Escrowed Settlement Proceeds were transferred to Exeon in connection with the sale of a portion of the electrical wire business of our subsidiary, Essex Group, to Exeon in 2002 and that Exeon is entitled to all of the Escrowed Settlement Proceeds. The 2007 NY Action also alleges that we, by claiming the Escrowed Settlement Proceeds attributable to the electrical wire business, are in breach of the purchase agreement related to the sale of a portion of the Essex Group electrical wire business to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

        On June 20, 2007, we and Essex Group filed suit in the Superior Court of Cobb County, Georgia against Essex Electric and the other defendants named therein (the "2007 Cobb Action"). Superior Essex Inc., et al. v. Exeon Inc., et al., Civil Action File No. 07-1-5146-28, Superior Court of Cobb County, Georgia. The 2007 Cobb Action sought a declaratory judgment that we are entitled to all of the Escrowed Settlement Proceeds. In addition, the 2007 Cobb Action sought damages as a result of a breach of the purchase agreement and breaches of fiduciary duty. In connection with the 2007 Cobb Action, we filed a motion to dismiss or stay the 2007 NY Action pending the outcome of the 2007 Cobb Action.

        Our motion to dismiss or stay the 2007 NY Action pending resolution of the 2007 Cobb Action was denied, and the 2007 Cobb Action has been dismissed on the sole ground that New York is the most appropriate forum for resolution of these disputes. We have now asserted in the 2007 NY Action those claims that we had asserted in the 2007 Cobb Action. Discovery is underway in the 2007 NY Action.

        On January 29, 2008, Belden Technologies, Inc. and Belden CDT (Canada) Inc. ("Belden") filed a Complaint against us and Superior Essex Communications in the United States District Court for the District of Delaware, alleging that we infringed U.S. Patent Nos. 5,424,491; 6,074,503; 6,570,095; 6,596,944; 6,998,537; and 7,179,999. The six patents-in-suit are directed to communication cables and related manufacturing processes in the premises products field. Belden has not completed formal service of the Complaint and summons upon us. We have not responded to the Complaint by filing an answer or a motion with the district court in view of the preliminary nature of the lawsuit. Nevertheless, we will vigorously defend against the suit if served.

        We operate in nine countries in Europe, North America and Asia-Pacific and our international operations have grown significantly over the past two years, primarily through our joint venture with Nexans in Europe and through acquisitions. We are implementing our code of ethics and procedures to assure compliance with laws throughout our operations. Through our processes to ensure compliance with laws, we recently identified certain U.S trade control compliance issues.

        These issues include isolated sales of products by a foreign subsidiary which were not in compliance with U.S. trade control laws related to Cuba. We have voluntarily reported these transactions related to Cuba to the U.S. Department of Treasury, Office of Foreign Asset Control. Upon discovery of transactions related to Cuba, we undertook a comprehensive review of transactions that may involve embargoed countries. We have completed that review and have identified no further transactions that were not in compliance with U.S. laws related to embargoed countries.

        In addition, through this review, we have learned that we shipped a coating for our magnet wire products to our manufacturing operations in Mexico and China and such shipments were misclassified under the U.S. export laws. Such shipments occurred on a regular basis without required export authorization. We have voluntarily reported such violations to the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). On January 26, 2008, BIS granted licenses for shipments of the coating to our facilities in Mexico and China.

        To the extent we violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that any actual fines or penalties imposed will not have a material adverse affect on our business, financial condition, liquidity or results of operations.

        Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will only be able to assert claims against the insurers under applicable insurance coverage and related arrangements. Management believes that Essex International's exposure, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon our business, financial condition, liquidity or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently traded on the Nasdaq Global Market under the trading symbol "SPSX." The high and low bid prices for our common stock for the first, second, third and fourth quarters of 2007 and 2006 are set forth below:

	Price per share
	High	Low
2007:
Fourth Quarter	$39.14	$20.51
Third Quarter	40.63	29.00
Second Quarter	38.98	32.84
First Quarter	35.97	29.37
2006:
Fourth Quarter	40.10	31.18
Third Quarter	36.91	24.95
Second Quarter	34.93	24.36
First Quarter	27.35	19.86

        Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

        On February 25, 2008, there were 19,817,270 shares of our common stock issued and outstanding and there were approximately 153 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

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

Purchases of Equity Securities

        The following table provides information about our purchases of our shares of common stock during the quarter ended December 31, 2007:

Period	Total Number Of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 2007	8,144	(a)	$37.38	—	$—
November 2007	17,510	(a)	24.85	—	20,000,000
December 2007	366,118		24.94	366,118	10,869,000

(a)
Shares withheld from or tendered by our Chief Executive Officer and Executive Vice Presidents to satisfy minimum statutory tax withholdings due upon the vesting of restricted stock awards and for payment of the exercise price and minimum statutory tax withholdings with respect to options exercised.

(b)
On November 28, 2007, we announced a share repurchase program authorized by our Board of Directors to purchase up to $20 million of our outstanding common stock through open market purchase at times and prices considered attractive. The share repurchases were made pursuant to a 10b5-1 trading plan and were completed in January 2008. We purchased a total of 861,779 shares at an average purchase price of $23.21 per share.

Equity Compensation Plan Information

        The following table sets forth certain information regarding our common stock that may be issued under our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders(1)	380,413	(2)	$25.57	(2)	716,857	(3)
Equity compensation plans not approved by security holders(4)	310,030	(5)	15.34		—

Total	690,443		$17.54		716,857

(1)
The Superior Essex Inc. 2005 Incentive Plan (the "2005 Plan"), which was approved by our shareowners on May 3, 2005, provides for the grant by our compensation committee of equity-based and other awards to employees, officers, directors or consultants of the Company and its affiliates. The 2005 Plan replaced the Superior Essex Inc. 2003 Stock Incentive Plan (the "2003 Plan"), as described below. In May 2007, the shareowners of the Company approved an amendment to the 2005 Plan to, among other things, increase the number of shares that may be issued under the 2005 Plan by 500,000 shares and adjust the share reserve provisions. Immediately after the 2007 amendment, and subject to adjustment as provided in the 2005 Plan, the aggregate number of shares of common stock available for issuance under the 2005 Plan was (i) 500,000, plus (ii) shares underlying awards outstanding under the 2005 Plan as of May 3, 2007, plus (iii) shares remaining available for issuance under the 2005 Plan as of May 2, 2007, plus (iv) a number of additional shares underlying awards outstanding under the 2003 Plan that lapse for any reason, plus (v) a number of additional shares delivered or withheld on or after May 3, 2007 to cover the exercise price and/or satisfy tax withholding obligations with respect to awards outstanding under the 2003 Plan. A total of 567,208 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2005 Plan, plus shares underlying awards currently outstanding under the 2003 Plan that terminate or expire unexercised or are cancelled, forfeited or lapse for any reason. During 2005 our shareholders approved the 2005 Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to participate in the purchase of the Company's common stock. A total of 149,649 shares are available for purchase by participants under the ESPP as of December 31, 2007.

(2)
Includes 22,110 restricted stock units awarded to our non-employee directors and 273,340 performance shares granted to our senior executives. The weighted average exercise prices in column (b) do not take these awards into account. The performance shares represent the right to earn shares of our common stock if and only to the extent that we meet specific performance objectives during the three-year period ended December 31, 2009, subject to early vesting upon certain specified events such as death, disability or a change in control. The amount included in the table represents the maximum number of shares that may be earned. Excludes 108,240 unvested restricted stock awards outstanding at December 31, 2007.

(3)
Includes 149,649 shares available for purchase under the ESPP. Shares of the Company's common stock may be purchased by participants at quarterly intervals at a price equal to 95% of the closing price of the Company's stock on the last day of the quarterly purchase period.

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

(5)
Excludes 23,500 unvested restricted stock awards outstanding at December 31, 2007.

Stock Performance Graph

        The performance graph below is presented for the period beginning on November 10, 2003, the date on which the Company became a publicly traded company, and ending on December 31, 2007, and compares the cumulative total shareowner return on our common stock during such period with the cumulative return on the Russell 2000 Index and with a selected peer group consisting of us and other companies engaged in the wire and cable manufacturing industry. The peer group consists of Belden CDT Inc., CommScope, Inc. and General Cable Corporation. Historical stock performance during this period may not be indicative of future stock performance.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*
Among Superior Essex Inc., The Russell 2000 Index
And A Peer Group

	11/03	12/03	12/04	12/05	12/06	12/07
Superior Essex Inc.	$100.00	$125.33	$167.07	$179.20	$295.56	$213.33
Russell 2000	100.00	104.63	123.81	129.45	153.23	150.83
Peer Group	100.00	102.49	126.90	144.30	250.43	375.25

*
Assumes $100 invested on 11/10/03 in stock or index and assumes reinvestment of dividends. Periods are shown for fiscal years ended December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        Set forth below are selected financial data of Superior Essex and Superior TeleCom. This information should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The selected historical consolidated financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for the years ended December 31, 2007, 2006, 2005 and 2004 and the period November 11, 2003 to December 31, 2003 are derived from the audited consolidated financial statements of Superior Essex. The selected historical consolidated financial data for the period January 1, 2003 to November 10, 2003 are derived from the audited consolidated financial statements of Superior TeleCom.

        As a result of the plan of reorganization, we acquired the business formerly conducted by Superior TeleCom and its subsidiaries. The historical consolidated financial statements of Superior TeleCom were prepared on a going concern basis, which assumed continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 3, 2003, in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As of November 10, 2003, the effective date of the plan of reorganization, we began operating our business under a new holding company and capital structure and we adopted fresh-start reporting for our financial statements. Because of the emergence from bankruptcy and adoption of fresh-start reporting, the historical financial information for Superior TeleCom is not comparable to our financial information for periods on and after November 10, 2003.

	Superior Essex Inc.					Superior TeleCom Inc.
	Year Ended December 31,				Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,
	2007(a)(b)	2006(b)	2005(b)	2004	2003	2003
				(in thousands)
Statement of Operations Data
Net sales	$2,993,082	$2,938,153	$1,794,966	$1,424,641	$126,409	$861,629
Cost of goods sold	2,708,556	2,664,918	1,621,484	1,286,050	116,354	764,311

Gross profit	284,526	273,235	173,482	138,591	10,055	97,318
Selling, general and administrative expenses	(155,239)	(149,255)	(109,693)	(92,864)	(10,284)	(71,969)
Restructuring and other charges	(1,475)	(2,243)	(1,121)	(2,030)	(1,184)	(5,555)
Loss on asset sale and impairments	—	(2,000)	(2,306)	—	—	(3,083)
Gain on sale of product line	—	—	10,355	—	—	—

Operating income (loss)	127,812	119,737	70,717	43,697	(1,413)	16,711
Interest expense	(31,708)	(30,261)	(28,718)	(26,334)	(2,671)	(26,659)
Interest income	2,394	679	25	148	21	—
Gain on sale of investment	—	5,788	—	—	—	—
Other income (expense), net	(685)	(93)	(474)	(79)	349	(785)
Reorganization items	—	—	—	—	—	890,729

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary gain	97,813	95,850	41,550	17,432	(3,714)	879,996
Income tax benefit (expense)	(34,904)	(35,635)	(10,079)	(6,944)	1,271	2,759

Income (loss) before distributions on preferred securities of Superior Trust I, minority interest and extraordinary gain	62,909	60,215	31,471	10,488	(2,443)	882,755
Distributions on preferred securities of Superior Trust I	—	—	—	—	—	(5,050)
Minority interest in (earnings) losses of subsidiaries	(2,462)	(3,737)	441	—	—	—

Income (loss) before extraordinary gain	60,447	56,478	31,912	10,488	(2,443)	877,705
Extraordinary gain(b)(c)	3,230	871	—	—	—	—

Net income (loss)	$63,677	$57,349	$31,912	$10,488	$(2,443)	$877,705

	Superior Essex Inc.					Superior TeleCom Inc.
	Years Ended December 31,				Period November 11, 2003 to December 31,	Period January 1, 2003 to November 10,
	2007	2006	2005	2004	2003	2003
Net income (loss) per share of common stock:
Basic:
Income (loss) before extraordinary gain	$2.98	$3.05	$1.92	$0.63	$(0.15)	$40.25
Extraordinary gain(b)(c)	0.16	0.05	—	—	—	—

Net income (loss) per basic share of common stock	$3.14	$3.10	$1.92	$0.63	$(0.15)	$40.25

Diluted:
Income (loss) before extraordinary gain	$2.93	$2.97	$1.88	$0.63	$(0.15)	$34.43
Extraordinary gain(b)(c)	0.16	0.04	—	—	—	—

Net income (loss) per diluted share of common stock	$3.09	$3.01	$1.88	$0.63	$(0.15)	$34.43

Other Data:
Cash dividends per share	—	—	—	—	—	—
Average daily COMEX price per pound of copper	$3.23	$3.10	$1.68	$1.29	$0.96	$0.79

	Superior Essex Inc. December 31,
	2007(a)(b)	2006(b)	2005(b)	2004	2003
Balance Sheet Data:
Current assets	$847,896	$725,325	$541,539	$349,983	$254,602
Current liabilities(d)	411,968	287,094	270,975	154,446	136,820
Total assets	1,215,390	1,026,819	828,192	630,971	486,925
Total long term debt(e)	287,326	293,867	279,725	262,444	157,000
Total stockholders' equity(f)	430,553	358,988	205,653	174,198	163,892

(a)
On July 26, 2007, we acquired Nexans' 80% ownership in Essex Magnet Wire (Tianjin) Ltd. (f/k/a Nexans Tianjin Magnet Wires and Cables Co., Ltd.), a company which owns and operates a magnet wire manufacturing facility in Tianjin, China. On July 31, 2007 we acquired all of the outstanding common stock of Invex, S.p.A., a leading European magnet wire producer based in Italy. On April 27, 2007, we acquired certain assets and assumed certain liabilities related to Nexans' remaining North American magnet wire business in Simcoe, Canada. The results of the acquired operations have been included in our consolidated results of operations from their respective dates of acquisition.

(b)
On October 21, 2005, we acquired Nexans' magnet wire operations in Europe through formation of a joint venture combining our U.K. magnet wire business and Nexans' European magnet wire and enamel businesses. We initially owned 60% of the joint venture and Nexans had a 40% minority ownership. On June 27, 2007, we purchased Nexans' 40% minority ownership in the joint venture. The allocation of the acquisition cost for Nexans' 40% minority interest resulted in unallocated negative goodwill of $3.2 million which has been reflected as an extraordinary gain in the consolidated statement of operations for the year ended December 31, 2007. The results of the acquired operations have been included in our consolidated results of operations from the October 21, 2005 acquisition date.

(c)
On January 4, 2006, Essex Europe acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the consolidated statement of operations for the year ended December 31, 2006. The results of SDS have been included in our consolidated results of operations from the date of acquisition.

(d)
Prior to 2006, current liabilities include amounts outstanding under our senior secured revolving credit facility in accordance with Emerging Issues Task Force ("EITF") Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. In April 2006, we amended and restated our senior secured revolving credit facility. Based on the terms of the amended and restated agreement and the provisions of SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the senior secured revolving credit facility is classified as long-term debt for periods subsequent to the amendment and restatement.

(e)
Long-term debt includes mandatorily redeemable preferred stock totaling $5 million at December 31, 2007, 2006, 2005, 2004 and 2003 which has been classified as long-term debt in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(f)
Effective January 1, 2007, we adopted the provisions of FASB No. 48, Accounting for Uncertainty in Income Taxes. As a result we recognized a net increase of $6.6 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We currently manufacture a portfolio of wire and cable products for the communications, energy, automotive, industrial, and commercial/residential end-markets grouped into the following segments: (i) communications cable, (ii) North American magnet wire and distribution, (iii) European magnet wire and distribution, (iv) Asia/Pacific magnet wire and (v) copper rod. As a result of the Tianjin acquisition and certain management reporting changes implemented during 2007, we began reporting a new segment, the Asia/Pacific magnet wire segment. The Asia/Pacific magnet wire segment includes the Tianjin, China business and our greenfield manufacturing operations in Suzhou, China. The operations of the Suzhou facility were previously included in the North American magnet wire and distribution segment. All prior period segment information has been retrospectively adjusted to reflect the current segment reporting structure.

        Segment and geographical financial data for the years ended December 31, 2007, 2006 and 2005 are included in note 17 to the accompanying audited consolidated financial statements.

Overview

        Our results for 2007 were significantly impacted by several factors. We completed the Invex, Simcoe and Tianjin acquisitions (see note 5 to the consolidated financial statements) in 2007 which contributed total sales of $217 million and operating income of $8.9 million. In June 2007, we also acquired Nexans' 40% minority interest in Essex Europe (see note 5 to the consolidated financial statements) thus eliminating the minority interest charge against the net income of Essex Europe.

Weakness in the U.S. residential construction and housing market and comparative declines in demand in the North American and European manufacturing sectors, however, had a negative impact on product demand for our communications cable, North American magnet wire and distribution, European magnet wire and distribution and copper rod segments, and these trends are expected to continue for 2008. Excluding the impact of business acquisitions during 2007, all of our business segments experienced reductions in sales volumes for 2007 as compared to the prior year. Our results for 2007 compared to prior periods also reflect the favorable effects of the strengthened Euro to U.S. dollar exchange rate on the translation of our European magnet wire and distribution segment operating results. The average Euro to U.S. dollar exchange rate used increased approximately 9% in 2007 compared to 2006.

        Excluding the positive contributions of the Invex, Simcoe and Tianjin acquisitions, our operating income for the year ended December 31, 2007 was essentially flat as compared to the year ended December 31, 2006. Gross margin improvements in our communications cable and North American magnet wire and distribution segments together offset volume declines in all of our business segments as well as the comparative effects of an estimated $23 million of transitional gross profit gains realized in 2006 attributable to the significant upward volatility in copper prices experienced during the first half of 2006. In addition, we estimate that our communications cable segment experienced a $4.0 million negative impact on gross profit in the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices. This was the result of the combination of lower than forecasted sales in the fourth quarter of 2006 together with the decline in copper prices during the later stages of the fourth quarter of 2006 and the first half of the first quarter of 2007. We produced inventory early in the fourth quarter of 2006 at higher copper costs to support forecasted fourth quarter demand. Due to the significantly lower than forecasted fourth quarter 2006 demand this inventory was carried over to 2007 and matched against lower copper price sales.

        Copper is the primary raw material we use in the manufacture of our wire and cable products. Over the past three years the price of copper has escalated rapidly and has been subject to significant volatility. We expect continued volatility in copper prices in the future. Although we generally have the ability to adjust prices billed for our products to properly match the copper cost component, rapid and significant fluctuations in copper prices can impact our results. Additionally, changes in copper prices impact our reported sales due to the general pass through of copper costs. We estimate that our sales for 2007 increased $212 million as a result of increased copper prices. See also "Risk Factors—Risks to Our Business Related to Copper".

        Our results for 2006 were significantly impacted by a full year of operation of the businesses acquired in the Essex Europe transaction in October 2005. In 2006, the acquired entities contributed net sales of $596.5 million, gross profit of $48.2 million and operating income of $21.8 million compared with net sales of $68.9 million, gross profit of $4.3 million and an operating loss of $0.5 million for 2005.

Results of Operations

  Non-GAAP Financial Measures

        In discussing our results of operations below, we present supplemental net sales information adjusted to a constant $3.00/lb COMEX cost of copper for our North American operations (or the equivalent SHME per kilogram value for our China operations) and €5.290 per kilogram for our European operations, which we refer to as copper-adjusted net sales or sales adjusted for a constant cost of copper. We also present and discuss copper-adjusted gross profit margin (gross profit divided by copper-adjusted net sales). Copper-adjusted net sales and copper-adjusted gross profit margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper and copper-adjusted gross profit margin are useful measures to aid in analyzing period-to-period net sales and gross profit margins, particularly in periods of changing copper prices. We also use copper-adjusted sales to evaluate performance for certain executive compensation programs. Copper-adjusted net sales has distinct limitations as compared to GAAP net sales. By copper-adjusting net sales, in a declining copper cost environment, it may not be apparent that net sales are declining on an actual basis. Furthermore, by copper-adjusting gross profit margins in a rising copper cost environment, it may not be apparent the gross profit margins are declining on an actual basis. Management compensates for these limitations by using the GAAP results in conjunction with copper-adjusted net sales and gross profit margins. Net sales adjusted for a constant cost of copper and copper-adjusted gross profit margin as used by us may not be comparable to similarly titled measures of other companies.

        In periods prior to 2007, we presented supplemental copper-adjusted net sales and copper-adjusted gross profit margin information using a constant $2.00/lb COMEX cost of copper. The 2007 presentation utilizes a constant $3.00/lb COMEX cost of copper as management believes this more closely approximates the current level of copper prices. All prior period amounts presented have been retrospectively adjusted to reflect a constant $3.00/lb COMEX cost of copper for our North American operations (or the equivalent SHME per kilogram value for our China operations) and €5.290 per kilogram for our European operations.

  Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

  Net sales

        The following table provides net sales and supplemental copper-adjusted sales information for the year ended December 31, 2007 and 2006:

	Actual			Copper adjusted
	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Net sales:
Communications cable	$854,900	$817,886	5%	$830,096	$867,797	(4)%
North American magnet wire and distribution	1,108,414	1,029,417	8%	1,069,553	1,064,626	—%
European magnet wire and distribution	758,449	647,015	17%	742,054	642,025	16%
Asia/Pacific magnet wire	31,477	—		28,899	—
Copper rod	239,842	443,835	(46)%	227,681	434,286	(48)%

	2,993,082	2,938,153	2%	2,898,283	3,008,734	(4)%
Constant cost of copper adjustment	—	—		94,799	(70,581)

Total	$2,993,082	$2,938,153	2%	$2,993,082	$2,938,153	2%

Average daily COMEX price per pound of copper	$3.23	$3.10	4%

        Sales for our communications cable segment for the year ended December 31, 2007 were $854.9 million, an increase of $37.0 million, or 5%, as compared to sales of $817.9 million for the year ended December 31, 2006. We estimate that sales increased approximately $78 million in 2007 due to the pass-through of increased copper prices with the offsetting decrease of $41.0 million primarily attributable to declines in copper OSP unit volume. The decline in copper OSP unit volume was attributable to overall decreases in market-related demand as a result of the slowdown in new home construction, the absence of hurricane restoration demand as compared to 2006, continued loss of access lines by major telephone companies and the increased use of fiber optic cable in telephone networks. These market-related trends are expected to continue in 2008. The decline in copper OSP volumes was partially offset by a $26.5 million increase in premise product sales. We believe the 2007 increase in our premise product sales reflects an increase in our market share and improved pricing and product mix as compared to the year ended December 31, 2006. Sales adjusted for a constant cost of copper decreased 4%. The copper-adjusted decrease primarily reflects declines in copper OSP unit volume discussed above offset by an increase in premise product sales.

        Sales for our North American magnet wire and distribution segment were $1,108.4 million for the year ended December 31, 2007, an increase of $79.0 million as compared to the prior year. Sales for the year ended December 31, 2007 include $85.0 million attributable to the Simcoe acquisition and an estimated $71 million impact from the pass through of increased copper prices. These increases were partially offset by comparative volume decreases resulting from weakness in the U.S. heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity. On a copper-adjusted basis, sales for the year ended December 31, 2007 were essentially flat as sales attributable to the Simcoe acquisition were substantially offset by the effects of volume decreases discussed above.

        Sales for the European magnet wire and distribution segment were $758.4 million for the year ended December 31, 2007 compared to $647.0 million for the year ended December 31, 2006, an increase of $111.4 million. Sales for the year ended December 31, 2007 include $106.7 million attributable to the Invex acquisition, an estimated $51 million impact from the pass through of increased copper prices and an estimated $60 million positive impact from the strengthening of the Euro to U.S. dollar conversion rate during 2007. These increases were partially offset by comparative volume decreases primarily resulting from reductions in unit volumes due to a planned rationalization of low margin customers implemented in the first quarter of 2007 together with some softening in the third and fourth quarters of 2007 in overall European industrial and economic activity and year end customer inventory rationalizations. On a copper-adjusted basis, sales increased 16% for the year ended December 31, 2007 compared to the prior year. Excluding the effects of the Invex acquisition and the strengthening Euro against the U.S. dollar, copper adjusted sales decreased 9% for the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Sales for the Asia/Pacific magnet wire segment for the year ended December 31, 2007 consist of $25.5 million of revenues from the Tianjin acquisition and $6.0 million related to our greenfield operation in Suzhou, China which began initial commercial production in the first quarter of 2007. We expect volumes at the Suzhou operation to increase in 2008 as prospective customers complete their product qualification processes.

        Copper rod sales for the year ended December 31, 2007 were $239.8 million compared to $443.8 million for the year ended December 31, 2006, a decrease of $204.0 million. We estimate that sales increased approximately $13 million as a result of the pass through of increased copper prices with the offsetting decrease of $217.0 million attributable to volume declines. The 2007 volume decline primarily reflects a planned reduction in total copper rod production including a rationalization of third-party copper rod sales and an increase in the percentage of copper rod used for internal production, including copper rod used in our acquired Simcoe Canadian operations, as well as lower market demand. In the fourth quarter of 2007 we reduced the number of our copper rod continuous casting units in operation from two to one in response to expected reduced external demand. We believe this will enable us to improve the utilization and efficiency of our copper rod casting operation.

  Gross profit

        For the year ended December 31, 2007, gross profit was $284.5 million, an increase of $11.3 million, or 4%, as compared to the prior year. Gross profit increases for 2007 include $15.0 million attributable to the 2007 acquisitions, an estimated $5 million favorable impact from the strengthening of the Euro to U.S. dollar exchange rate and the positive impact of price increases, lower production costs and improved product mix in our communications cable segment. Offsetting decreases in gross profit for 2007 were primarily due to the estimated $23 million of transitional gross profit gains realized in the second and third quarters of 2006, a $4.0 million negative impact on gross profit for the first quarter of 2007 as a result of an unfavorable match of copper cost to sales prices as discussed above, and volume declines (excluding the effects of the Simcoe, Invex and Tianjin acquisitions) in all of our business segments.

        The gross profit margin for the year ended December 31, 2007 was 9.5% compared to 9.3% for the year ended December 31, 2006. Gross profit margin on a copper-adjusted basis was 9.8% for 2007 and 9.1% for 2006. The comparative gross profit margins were significantly impacted by the effect of the sales and copper-adjusted sales declines for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decreases in sales and copper-adjusted sales in the copper rod segment for the year ended December 31, 2007 compared to the year ended December 31, 2006 did not result in a proportionate reduction in gross profit. The combined copper-adjusted gross margin for our communications cable, North American and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 10.8% for the year ended December 31, 2007 compared to 10.6% for the year ended December 31, 2006. Copper-adjusted gross profit margins in our communications cable business increased for the year ended December 31, 2007 compared to the prior year due primarily to price increases, production cost reduction activities and higher margin premises product mix which more than offset an estimated $19 million of transitional copper benefits experienced in 2006 as well as the first quarter 2007 $4.0 million unfavorable copper cost negative impact discussed above. Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the year ended December 31, 2007 increased compared to the prior year due to a number of factors, including manufacturing cost reductions, improved pricing and product mix, which more than offset the comparative effect of transitional copper and LIFO cost benefits realized in 2006. In addition, the North American magnet wire and distribution segment had an estimated $4.1 million gross profit benefit in 2007 from the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. Copper-adjusted gross profit margin for the European magnet wire and distribution segment was essentially unchanged for the year ended December 31, 2007 compared to the year ended December 31, 2006 as the comparative effect of transitional copper benefits realized in 2006 and unfavorable product mix were offset by the positive impact of the planned rationalization of low margin customers implemented in the first quarter of 2007. Our Asia/Pacific magnet wire segment experienced a negative gross profit of $1.1 million for 2007 as gross profit contributed by the Tianjin business was offset by negative gross margins incurred in our Suzhou start-up operation.

  Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A expense") of $155.2 million for the year ended December 31, 2007 increased $5.9 million as compared to SG&A expense of $149.3 million for the year ended December 31, 2006 primarily due to SG&A expense of the acquired entities ($4.4 million) and the effects of the strengthened Euro to U.S. dollar exchange rate ($2.8 million).

  Restructuring and other charges and asset impairments

        During the year ended December 31, 2007, we recorded a restructuring provision of $0.3 million related to a workforce reduction at our European magnet wire and distribution segment's Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits. All amounts were paid during 2007. We also recorded restructuring and other charges of $0.4 million of facility exit costs related to closure of former North American magnet wire and distribution segment warehouses, $0.4 million of deferred business acquisition costs and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom's plan of reorganization. During the year ended December 31, 2006, Essex Europe recorded a provision of $1.9 million which was charged to operations related to workforce reductions and warehouse closures at the Company's U.K. magnet wire and distribution operations and $0.2 million related to warehouse closures at SDS. In addition, restructuring and other charges for the year ended December 31, 2006 included $0.2 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom's plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment.

        During the year ended December 31, 2006, we recorded an impairment charge of $2.0 million related to an owned warehouse which was closed in the first quarter of 2006 and classified as held for sale. The impairment charge was recorded as a result of ongoing evaluations of current market conditions in the area where the property is located. The warehouse was previously operated by the North American magnet wire and distribution segment and was sold in 2007.

  Operating income

        The following table sets forth information regarding our operating income by segment for the years ended December 31, 2007 and 2006. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges and asset impairments.

	2007	2006
	(in thousands)
Operating income (loss):
Communications cable	$88,669	$90,064
North American magnet wire and distribution	50,725	43,877
European magnet wire and distribution	22,592	19,341
Asia/Pacific magnet wire	(2,890)	(1,752)
Copper rod	57	(276)
Corporate and other	(29,866)	(27,274)
Restructuring and other charges and asset impairments	(1,475)	(4,243)

	$127,812	$119,737

        Operating income for the communications cable segment decreased $1.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Gross profit in 2007 for the communications cable segment was essentially unchanged from the prior year as the comparative impact of approximately $19 million of transitional copper gross profit benefits recognized in 2006 was offset by the positive impact in 2007 of manufacturing cost reductions and improved product pricing and mix. Communications cable SG&A expense increased $1.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily as a result of higher sales commissions in 2007 associated with increased premise product sales.

        Operating income for our North American magnet wire and distribution segment for the year ended December 31, 2007 increased $6.8 million as compared to the year ended December 31, 2006 due primarily to the Simcoe acquisition ($4.0 million) and a $3.3 million reduction in SG&A expenses primarily resulting from lower employee compensation and benefit costs.

        Operating income for the European magnet wire and distribution segment increased $3.3 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to the positive impact of the Invex acquisition ($3.4 million) and currency exchange rates ($1.6 million) partially offset by reduced gross profit resulting from volume declines.

        The operating loss for the Asia/Pacific magnet wire segment for the year ended December 31, 2006 represents start-up costs incurred in connection with our Suzhou operations. Additional losses incurred by the Suzhou operation for the year ended December 31, 2007, primarily due to unabsorbed start-up production costs and the resulting negative gross margins realized on initial sales, were partially offset by operating income from the Tianjin operations ($1.5 million).

        The copper rod segment reported a slight operating profit for the year ended December 31, 2007 as compared to a slight operating loss for the year ended December 31, 2006. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even.

        Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily due to increased stock-based compensation and legal and professional fees. Consolidated operating income for the year ended December 31, 2007 included restructuring and other charges and asset impairment charges of $1.5 million compared to $4.2 million of such charges in 2006, the components of which are discussed above.

  Interest expense, interest income and other income (expense)

        Interest expense for the year ended December 31, 2007 was $31.7 million compared to interest expense of $30.3 million for the year ended December 31, 2006. Increases in interest expense on borrowings to finance our Suzhou, Invex and Tianjin operations and a $0.9 million reduction in capitalized interest in 2007 more than offset decreases in interest expense due to the fact that we had no borrowings outstanding on our senior secured credit facility during the year ended December 31, 2007. The decrease in capitalized interest reflects the substantial completion of our greenfield facility in Suzhou in 2006. Interest income increased $1.7 million for the year ended December 31, 2007 compared to the prior year due to interest earned on positive cash balances outstanding during 2007. Increased cash balances primarily reflect the benefit from positive operating cash flow generated in the second half of 2006 and in the first half of 2007.

  Income tax expense

        Our effective income tax rate for the year ended December 31, 2007 was 36% compared to an effective tax rate of 37% for the year ended December 31, 2006. Tax expense for the year ended December 31, 2007 is net of a benefit of $2.7 million related to recognition of previously unrecognized tax benefits primarily as a result of statutes of limitations closing in certain tax jurisdictions. Additionally, we recognized a tax benefit of $2.4 million in 2007 due to a cumulative reduction in deferred tax liabilities as a result of the enactment of statutory tax rate reductions, primarily in Italy and Germany. Excluding these benefits, the effective tax rate for the year ended December 31, 2007 was 41% and exceeds the U.S. statutory rate of 35% due to the effects of state taxes, valuation allowances established for net operating losses related to our Suzhou, China operation and current year provisions for unrecognized tax benefits. See note 11 to the consolidated financial statements for a comparative reconciliation of the expected tax expense at the U.S. statutory rate to actual tax expense.

  Extraordinary gains

        On June 27, 2007, we exercised our option to purchase Nexans' 40% minority interest in Essex Europe for a cash payment of $29.4 million and acquisition costs of $0.2 million. The acquisition of the minority interest has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in unallocated negative goodwill of $3.2 million which has been reflected as an extraordinary gain in the statement of operations for the year ended December 31, 2007.

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

  Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

  Net sales

        The following table provides net sales and supplemental copper-adjusted sales information for the year ended December 31, 2006 and 2005:

	Actual			Copper adjusted
	Year Ended December 31,			Year Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Net sales:
Communications cable	$817,886	$678,669	21%	$867,797	$922,200	(6)%
North American magnet wire and distribution	1,029,417	715,706	44%	1,064,626	1,024,400	4%
European magnet wire and distribution	647,015	105,786	* %	642,025	162,100	* %
Copper rod	443,835	294,805	51%	434,286	512,400	(15)%

	2,938,153	1,794,966	64%	3,008,734	2,621,100	15%
Constant cost of copper adjustment	—	—		(70,581)	(826,134)

Total	$2,938,153	$1,794,966	64%	$2,938,153	$1,794,966	64%

Average daily COMEX price per pound of copper	$3.10	$1.68	85%

*
Comparisons are not meaningful due to the inclusion of entities acquired in the Essex Europe transaction for periods subsequent to October 21, 2005.

        Consolidated sales for the year ended December 31, 2006 were $2,938.2 million, an increase of $1,143.2 million, or 64% as compared to consolidated sales of $1,795.0 million for the year ended December 31, 2005. Sales for 2006 were significantly impacted by the increase in copper prices and the full year effects of the Essex Europe transaction. Consolidated sales for 2006 increased an estimated $742 million as a result of the pass through of increased copper costs and $491 million due to a full year of operation of the entities acquired in the Essex Europe transaction in October 2005. Excluding the impact of copper price increases and the Essex Europe transaction, sales decreased $89.8 million which was primarily attributable to volume decreases in our communications cable and copper rod segments. Sales adjusted for a constant cost of copper increased 15% for the year ended December 31, 2006 compared to 2005. The Essex Europe transaction increased copper-adjusted sales by 19%. The offsetting 4% decrease in consolidated copper-adjusted sales is due to volume decreases in both the communications cable and copper rod segments partially offset by increased copper-adjusted sales for our North American magnet wire and distribution segment.

        Sales for our communications cable segment for the year ended December 31, 2006 were $817.9 million, an increase of $139.2 million, or 21%, as compared to sales of $678.7 million for the year ended December 31, 2005. We estimate that sales increased approximately $187 million in 2006 due to increased copper prices with the offsetting decrease of $47.8 million primarily attributable to declines in copper OSP unit volume resulting from overall decreases in market-related demand (see "Risk Factors—Other Risks Related to Our Business"), reductions in telephone company customer spending due to the impact of higher copper costs on budgetary limits and procurement restrictions due to delays in the merger of Bell South and AT&T, two of the segment's largest customers. These negative volume factors were partially offset by improved product mix across all product lines and by price increases in our copper OSP products, primarily related to non-copper cost-based price adjustments with respect to our contract and distribution customers, as well as volume and price increases in premises wire. Sales adjusted for a constant cost of copper decreased 6% in 2006 compared to 2005 due to decreases in volume partially offset by the non-copper price and product mix factors discussed above.

        Sales for our North American magnet wire and distribution segment were $1,029.4 million for the year ended December 31, 2006 compared to $715.7 million for the year ended December 31, 2005, an increase of $313.7 million, of which approximately $271 million represents the estimated impact of increased copper prices and $42.7 million primarily represents the full year impact in 2006 of increased volume due to market share gains achieved during 2005 at certain major customers, strength in our industrial motor, transformer and generator end-markets and some benefit from product price increases relating to escalating non-copper costs, offset somewhat by reduced demand in the automotive, HVAC and appliance end markets. On a copper-adjusted basis, sales for the year ended December 31, 2006 increased 4% from the prior year due to the volume and price factors discussed above.

        Sales for the European magnet wire and distribution segment were $647.0 million for the year ended December 31, 2006 compared to $105.8 million for the year ended December 31, 2005, an increase of $541.2 million. Sales for 2006 increased an estimated $55 million as a result of increased copper prices and $491 million due to a full year operation of entities acquired in the Essex Europe transaction in October 2005. On a copper-adjusted basis, sales increased $479.9 million for the year ended December 31, 2006 compared to the prior year which was primarily attributable to the Essex Europe transaction.

        Copper rod sales for the year ended December 31, 2006 were $443.8 million compared to $294.8 million for 2005, an increase of $149.0 million. We estimate that sales increased approximately $229 million in 2006 as compared to 2005 as a result of increased copper prices with the offsetting decrease of $80 million primarily attributable to volume declines. Copper-adjusted sales decreased by 15% for the year ended December 31, 2006 as compared to the prior year. The decrease in volume, as well as the 15% decrease in copper-adjusted sales, reflects the loss of a major customer in the first quarter of 2006 as well as decreased market demand due to weakness in automotive and residential construction end markets.

  Gross profit

        For the year ended December 31, 2006, gross profit was $273.2 million, an increase of 58% as compared to the year ended December 31, 2005 primarily due to copper-adjusted gross profit margin improvements in our communications cable and North American magnet wire and distribution segments and an increase in gross profit of $43.9 million attributable to the entities acquired in the Essex Europe transaction. The gross profit margin for the year ended December 31, 2006 was 9.3% compared to 9.7% for 2005. The gross profit margin declined as a result of increased copper prices.

Gross profit margin on a copper-adjusted basis was 9.1% for the year ended December 31, 2006 compared to 6.6% for the year ended December 31, 2005. The increase in copper-adjusted gross margin is attributable to improved product pricing and mix, particularly in our communications cable segment, improved margins in our European magnet wire and distribution segment as a result of gross profit contributions by the acquired entities, a $5.8 million benefit from the 2006 liquidation of North American magnet wire and distribution segment LIFO inventory quantities carried at lower costs prevailing in prior years and estimated benefits of $34 million, of which approximately $23 million were transitional benefits, related to the upward volatility in copper prices experienced during 2006. We estimate that slightly over one-half of this copper related benefit was associated with our communications cable segment and the remainder was associated with our North American and European magnet wire and distribution segments. The copper related benefit is due to lower copper-cost flow through compared to product pricing, mark-ups on the component of product cost related to copper and the inverted forward pricing curve in the COMEX copper futures market experienced during much of 2006 which favorably impacted certain of our forward buying and hedging arrangements. Our communications cable and North American and European magnet wire and distribution segments all experienced improved copper-adjusted gross margins for the year ended December 31, 2006 compared to the year ended December 31, 2005, including the effects of the copper-related benefit discussed above. Copper-adjusted gross profit margin improvements for our North American magnet wire and distribution business for the year ended December 31, 2006 were partially offset by the negative impact of non-copper cost increases related primarily to higher energy costs, freight costs and non-copper raw materials and changes in product mix, in particular increased sales of lower margin aluminum products representing, to some degree, substitution for copper in response to the increase in copper prices.

  Selling, general and administrative expenses

        Selling, general and administrative ("SG&A") expense for the year ended December 31, 2006 was $149.3 million as compared to SG&A expense of $109.7 million for the year ended December 31, 2005. SG&A expense for the year ended December 31, 2006 included an increase of $21.8 million attributable to the entities acquired in the Essex Europe transaction. The remaining increase of $17.8 million is attributable to a number of factors, including incentive-based compensation, group insurance and other salary and benefit increases ($7.4 million), stock-based compensation ($3.5 million), pension costs ($0.8 million), start-up costs associated with our Greenfield project in China ($1.7 million) and increased commissions ($2.3 million) due to the impact of increased sales volumes in our communications cable segment. The increased stock-based compensation charges reflect the impact of accelerated vesting of certain time-based restricted stock awards with acceleration provisions linked to the achievement of specified stock price targets.

  Impairment and restructuring and other charges

        During the year ended December 31, 2006, Essex Europe recorded a provision of $1.9 million which was charged to operations related to workforce reductions and warehouse closures at the Company's U.K. magnet wire and distribution operations and $0.2 million related to warehouse closures at SDS. In addition, restructuring and other charges for the year ended December 31, 2006 included $0.2 million of ongoing facility exit costs primarily related to the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom's plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the year ended December 31, 2005 consisted of $0.7 million of facility exit costs primarily related to the insulation manufacturing facility closure as well as several warehouses in the North American magnet wire and distribution segment, $0.1 million of facility exit costs related to the closure of a warehouse in the European magnet wire and distribution segment and $0.3 million of professional fees related to the implementation and administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

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

        During 2005 we recorded an impairment charge of $2.3 million related to property, plant and equipment of our U.K. subsidiary. We evaluated the long-lived assets of our U.K. subsidiary for impairment as of March 31, 2005 after consideration of deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Europe acquisition. The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

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

  Operating income

        The following table sets forth information regarding our operating income by segment for the years ended December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Operating income (loss):
Communications cable	$90,064	$54,387
North American magnet wire and distribution	43,877	34,996
European magnet wire and distribution	19,341	(3,667)
Asia/Pacific magnet wire	(1,752)	(157)
Copper rod	(276)	(681)
Corporate and other	(27,274)	(21,089)
Restructuring and other charges and asset impairments	(4,243)	(3,427)
Gain on sale of product line	—	10,355

	$119,737	$70,717

        Operating income for the communications cable segment increased $35.7 million for the year ended December 31, 2006 compared to 2005 due to increased gross profit due primarily to $19 million of transitional copper related benefits recognized in 2006 as discussed above. Gross profit increases were partially offset by an increase in SG&A expense of $4.4 million due primarily to higher sales costs and commissions in 2006 associated with increased sales and compensation and benefits increases.

        Operating income for our North American magnet wire and distribution segment increased $8.9 million for the year ended December 31, 2006 compared to 2005 due primarily to increased gross profit as discussed above partially offset by increased SG&A expense of $3.4 million comprised principally of higher employee compensation and benefit related costs.

        European magnet wire and distribution operating income for the year ended December 31, 2006 includes a full year of operation for the entities acquired in the Essex Europe transaction which generated operating income of $21.6 million. Operating income for the European magnet wire and distribution segment for the year ended December 31, 2006 was negatively impacted by bad debt expense of $1.0 million related to the bankruptcy of a major customer and $1.3 million of initial Sarbanes Oxley compliance costs. The operating loss for our European magnet wire and distribution segment for the year ended December 31, 2005 primarily reflects the results of our U.K. magnet wire business which sustained negative gross margins for 2005 due to reduced sales volumes and pricing.

        The copper rod segment's operating loss improved slightly for the year ended December 31, 2006 compared to 2005. As discussed above, copper rod sales allow for fixed cost recovery at gross profit margins that are generally intended to break even.

        Corporate and other charges consist primarily of corporate payroll and parent company costs, stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The increase in corporate and other costs for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily due to increased compensation and benefits costs primarily related to incentive compensation ($3.4 million) and stock-based compensation costs ($3.4 million), including the effects of accelerated vesting of certain restricted stock awards.

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

  Interest expense and interest income

        Interest expense increased from $28.7 million for the year ended December 31, 2005 to $30.3 million for the year ended December 31, 2006 due primarily to interest of $2.4 million in 2006 related to borrowings by Essex Europe. Interest expense during the year ended December 31, 2006 was favorably impacted by the fact that we had no borrowings outstanding under our senior secured revolving credit agreement during the last half of 2006 as a result of the application of the proceeds from our equity offering in June 2006. Interest income for the year ended December 31, 2006 reflects interest income of $0.7 million earned on positive cash balances during the last half of 2006.

  Income tax expense

        Our effective income tax rate for the year ended December 31, 2006 was 37% compared to an effective tax rate of 24% for the year ended December 31, 2005. Tax expense for 2005 is net of a $3.8 million non-cash net benefit attributable to a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom, a $0.8 million benefit related to settlement of certain pre-petition claims with Canadian taxing authorities and a $0.4 million benefit due to settlement of certain bankruptcy claims with the IRS. In addition, during the third quarter of 2005 we reorganized our U.K. subsidiary for U.S. income tax purposes. As a result, we recognized a loss on our 2005 U.S. consolidated income tax return. Accordingly, income tax expense for 2005 reflects a benefit of approximately $2.3 million attributable to this loss. These benefits accounted for a reduction of 18% in the effective tax rate for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2005 excluding these benefits was 42% which differs from the U.S. statutory rate of 35% due to the effects of state taxes and a valuation allowance established with respect to operating losses incurred by our U.K. subsidiary. The 2006 effective rate of 37% differs from the U.S. statutory rate of 35% due primarily to the effects of state taxes and operating losses in China for which no benefit was provided, offset by the benefits of the extraterritorial income exclusion, the manufacturing deduction and a favorable determination of deductibility with respect to certain prior year compensation amounts.

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

  Extraordinary gain

        On January 4, 2006, Essex Europe acquired all of the outstanding capital stock of Societe de Distribution et de Services, or SDS, from Nexans. The acquisition of SDS was accounted for as a purchase. The allocation of the acquisition cost resulted in unallocated negative goodwill of $1.5 million is reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the year ended December 31, 2006.

Other Matters—Restructurings

        On January 23, 2008, we announced that we are consolidating and restructuring our North American magnet wire manufacturing facilities. The changes are expected to more efficiently match our production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of the North American magnet wire and distribution segment's Vincennes, Indiana, facility, which is expected to be completed by the fourth quarter of 2008. The total restructuring charges are estimated at $22 million, consisting of non-cash charges of approximately $15 million, principally through accelerated depreciation, and cash charges of approximately $7 million relating to employee severance and retention, equipment relocation and other costs associated with the restructuring. The Company expects to incur these charges in 2008. The restructuring is expected to result in improved capacity utilization with associated cost efficiencies, upon completion, of $7 to $9 million annually, based on current volume levels.

Liquidity and Capital Resources

  Cash from Operating, Investing and Financing Activities

        We reported cash provided by operating activities of $172.9 million for the year ended December 31, 2007 compared to cash used by operating activities of $21.3 million for the year ended December 31, 2006. Cash provided by operations for the year ended December 31, 2005 was $47.4 million. Cash provided by operating activities for the year ended December 31, 2007 includes a net working capital decrease of $67.2 million compared to a net working capital increase of $107.7 million for the year ended December 31, 2006. The 2006 working capital increase was primarily the result of increased copper prices in 2006. Average COMEX spot copper prices increased 58% for the fourth quarter of 2006 compared to the fourth quarter of 2005. We estimate that increased copper prices resulted in an estimated $100 million increase in working capital for the year ended December 31, 2006. Conversely, average copper prices for the fourth quarter of 2007 increased only 2% as compared to the fourth quarter of 2006. The comparative effects of this moderate increase in average copper prices in 2007 was more than offset by a decrease in inventories due to reduced production in response to lower sales volumes and improved inventory management, particularly in our communications cable segment, and, to a lesser extent, reduced accounts receivable due to lower fourth quarter sales volumes excluding the impact of the 2007 business acquisitions. The negative impact of working capital increases on 2006 cash from operations was partially offset by an improvement in net income of $25.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

        Cash used by investing activities for the year ended December 31, 2007 includes payments of $95.6 million ($77.9 million net of cash acquired) for the acquisition of Nexans' 40% minority interest in Essex Europe ($29.6 million), the Simcoe acquisition ($13.6 million), the Invex acquisition ($42.4 million), and the Tianjin acquisition ($10.0 million), as well as $4.1 million of additional contingent consideration paid to Nexans based on the achievement of specified levels of profitability by Essex Europe in 2006. All of these payments were financed with cash on hand. Cash used by investing activities included $40.7 million of capital expenditures for the year ended December 31, 2007 compared to $37.5 million in 2006 and $19.5 million in 2005. The increased level of capital expenditures in 2006 primarily reflects capital expenditures related to our greenfield facility in China as well as a full year of capital expenditures for the entities acquired in the Essex Europe transaction. Investing activities in 2005 included cash outflows of $27.2 million primarily related to our initial acquisition of the 60% interest in Essex Europe. Finally, cash from investing activities in 2006 includes proceeds from the sale of assets of $8.8 million primarily attributable to the sale of our investment in Essex Electric. Investing cash flows for 2005 include $11.6 million of proceeds related to the sale of the U.S. Seal product line.

        Cash used for financing activities of $2.0 million for the year ended December 31, 2007 includes the $15.0 million repayment of Essex Europe's subordinated note which was accelerated as a result of our acquisition of Nexans' minority interest. Repayment of the subordinated note was financed by borrowing under the Essex Europe factoring agreement. Cash used for financing activities includes $9.1 million expended for the open market purchases of our common stock pursuant to our stock repurchase program announced in December 2007. We purchased an additional $10.9 million under the program in 2008. Cash from financing activities for the year ended December, 31, 2007 also includes $2.2 million of borrowings under our credit facility in China used to finance start-up operations in Suzhou, China. Cash provided by financing activities in 2006 includes $80.8 million of proceeds from our public offering of common stock. Cash from 2006 financing activities also includes proceeds from long-term borrowings of $12.0 million related to our China facility financing and $9.9 million from the exercise of stock options and the related excess tax benefits. Cash used by financing activities for 2005 primarily reflects $20.4 million of repayments on our credit facility.

  Capital Resources

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

        The indenture governing the 9% senior notes contains covenants which restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of our assets. Restricted payments, including the payment of dividends, were limited to approximately $40 million as of December 31, 2007 under the terms of the indenture.

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

  Senior secured revolving credit facility

        Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers' option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all of our domestic assets and 65% of the voting stock of certain of our foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding under the senior secured credit facility at December 31, 2007 and undrawn availability was $224.5 million.

        The senior secured credit facility contains covenants which may limit Superior Essex Communications' and Essex Group's and their subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on Company property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Capital expenditures, distributions, acquisitions and asset dispositions are not limited so long as no event of default exists and the borrowers meet certain availability and liquidity conditions specified in the amended and restated senior secured credit facility.

  Essex Europe

        Essex Europe has a factoring agreement with a third-party French financial institution (the "Factor") pursuant to which Essex Europe may assign its eligible accounts receivable to the Factor. Essex Europe can request advances in anticipation of customer collections on the assigned accounts receivable. Interest is payable on the net outstanding advances at the Euro Overnight Index Average ("EONIA") rate plus 0.35% per annum. The amount of advances available to Essex Europe is limited to 85% (80% if French social charges exceed 5% of sales) of assigned receivables up to a maximum of €90 million. Borrowings of $46.1 million were outstanding under the factoring agreement as of December 31, 2007 and undrawn availability based on assigned accounts receivable was $14.1 million. The factoring agreement expires in July 2010.

  Essex Magnet Wire (Tianjin) Ltd.

        In connection with the Tianjin acquisition, Essex Magnet Wire (Tianjin) Ltd. entered into a credit agreement to provide up to Chinese 170 million Yuan Renminbi ("RMB")-($23.3 million at December 31, 2007) to refinance existing debt and provide working capital financing. Borrowings under the agreement bear interest at 90% of the basic RMB lending rate published by the Bank of China. The weighted average interest on borrowings outstanding at December 31, 2007 was 6.08%. The credit agreement expires in July 2008. A total of $14.3 million in borrowings were outstanding at December 31, 2007.

  Essex Magnet Wire (Suzhou) Ltd.

        In July 2006 our subsidiary, Essex Magnet Wire (Suzhou) Ltd., entered into a term loan agreement with China Construction Bank to provide RMB 96 million of financing for construction of the Company's greenfield manufacturing facility in Suzhou, China. Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People's Bank of China. The loan is secured by a mortgage on the facility and equipment and is repayable in two annual installments beginning July 2010. The full RMB 96 million ($13.1 million) was drawn and outstanding at December 31, 2007.

        In the second quarter of 2007, Essex Magnet Wire (Suzhou) Ltd. borrowed RMB 40.0 million ($5.5 million at December 31, 2007) under a separate short-term working capital loan agreement. The loan bears interest at a weighted average rate of 6.48% and is repayable in two equal installments in April 2008 and May 2008.

  Restricted subsidiaries

        Substantially all of our non-U.S. subsidiaries, including Essex Europe, Essex Magnet Wire (Tianjin) Ltd. and Essex Magnet Wire (Suzhou) Ltd., have been designated as unrestricted subsidiaries under the indenture governing the 9% senior notes and are not considered subsidiaries for purposes of the senior secured revolving credit facility. As a result, creditors of these companies may not have recourse to any assets of Superior Essex or its restricted subsidiaries, and these companies have no responsibility for debts or obligations incurred by Superior Essex or its restricted subsidiaries. Transactions with our non-U.S. subsidiaries, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions must also satisfy affiliate transaction tests. Further, operating profit from these companies is not generally included in determining whether financial tests for the 9% senior note indenture and senior secured revolving credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to Superior Essex. See "Risk Factors—Other Risks Related to Our Business."

  Liquidity

        Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes, dividend payments on our subsidiary's series A preferred stock, interest payments on the Essex Europe factoring agreement, interest and principal payments on the China term and working capital loans, redemption of Invex's €6 million convertible bonds, capital expenditures currently estimated at approximately $60 to $70 million for 2008, severance and other benefit payments in connection with the announced closure of our Vincennes, Indiana facility, and obligations related to our defined benefit pension plans. Additionally, in January of 2008 we completed our previously announced stock repurchase program. We purchased a total of 861,779 shares of our common stock for an aggregate purchase price of $20 million, $9.1 million of which was expended in 2007. Average copper prices have increased 4% in 2007 as compared to 2006. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. See "Risk Factors—Risks to Our Business Related to Copper."

        We believe that our cash on hand ($102.7 million at December 31, 2007), together with cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility ($224.5 million undrawn and available at December 31, 2007), the Essex Europe factoring agreement and the Tianjin credit facility will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

Contractual Obligations

        As of December 31, 2007, our contractual obligations and commitments were as follows (in thousands):

	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years	Total
9% senior notes, including interest payments(a)	$23,139	$23,139	$23,139	$23,139	$268,670	$—	$361,226
Series A redeemable preferred stock, including dividends(b)	475	475	475	475	475	5,475	7,850
3% convertible bond, including interest payments(c)	175	9,532	—	—	—	—	9,707
China term loan(d)	725	725	5,003	9,040	—	—	15,493
Sale/leaseback finance obligation(e)	672	7,672	—	—	—	—	8,344
Other long-term debt	1,097	—	—	—	—	—	1,097
Operating leases	10,557	7,105	5,228	3,823	2,758	4,874	34,345
Commodity purchase obligations(f)	134,324	6,875	1,636	—	—	—	142,835
Other long term obligations(g)	5,475						5,475

	$176,639	$55,523	$35,481	$36,477	$271,903	$10,349	$586,372

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

(c)
The €6.0 million face amount convertible bonds of Invex bear interest at the rate of 3% per annum. The bonds are contractually payable at maturity in January 2010. The bonds are convertible into 6,000,000 shares of Invex common stock at maturity provided the bondholders give notice of exercise during the period from October 1, 2009 to December 20, 2009. The bonds may be redeemed in whole, but not in part, at any time prior to September 30, 2009 at par value plus accrued and unpaid interest. The conversion right is terminated upon early redemption. We expect to redeem the bonds prior to September 30, 2009, thus eliminating the conversion right.

(d)
Interest on the China term loan is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People's Bank of China. The loan is repayable in two annual installments beginning July 2010.

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

(g)
We sponsor a number of funded and unfunded defined benefit pension and post-retirement plans which will require future payments of benefits or contributions to funded pension trusts. We expect to contribute approximately $5.4 million to our pension plans during 2008. Of the contributions expected to be made during 2008, $5.3 million will be contributed to plan trusts and $0.1 million is expected to be paid from company assets in the form of direct benefit payments. We will continue to contribute at least the minimum required contributions to our qualified retirement plans. We may increase our contributions above the minimum if appropriate to our tax and cash position and the plans' funded positions. Required contributions depend on certain factors that cannot be reasonably predicted at this time including new pension legislation in the U.S., future investment performance of assets held in pension trusts, and mortality, morbidity, termination and retirement rates with respect to participants in the plans. As such, payments expected to be made under the company's pension plans are only shown in the table for the upcoming fiscal year. The total net unfunded status for our defined benefit pension and post-retirement plans at December 31, 2007, as computed in accordance with U.S. generally accepted principles, was $30.6 million. See note 13 to the accompanying consolidated financial statements.
At December 31, 2007 we had recorded a liability of $11.2 million for unrecognized tax benefits. Ultimate settlement of this liability may require cash payment to various taxing authorities. We are unable to reliably estimate the timing or amount of future cash outflows related to this liability. We believe it is reasonably possible that $2.9 million of unrecognized tax benefits will be recognized during 2008 as a result of the recognition of certain federal tax benefits and closing of statues of limitations in certain tax jurisdictions. See note 11 to the accompanying consolidated financial statements.

Critical Accounting Policies

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in note 1 to the audited consolidated financial statements. Management believes that the application of policies regarding LIFO inventories, establishment of allowances for accounts receivable and inventories, long-lived asset impairment, valuation allowances for deferred tax assets, liabilities for uncertain tax portions and certain accrued expenses involve significant levels of judgments, estimates and complexity.

        We utilize the last-in first-out ("LIFO") method of inventory accounting for the majority of our magnet wire and copper rod inventories. Under the LIFO method, cost of sales reflects the current costs of magnet wire and copper rod inventories, while balance sheet inventories are valued at historical costs in the periods the LIFO layers were created. In periods of volatile copper prices, significant differences can arise between the replacement cost of copper inventories and the historic LIFO cost. If we were not able to recover the LIFO value of our inventory at a profit in some future period when replacement costs are lower than the LIFO value of our inventory, we would be required to take a charge to recognize in our income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, we would experience a decline in reported margins. Conversely, if LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, we would experience an increase in reported margins.

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

        We conduct business in nine countries in Europe, North American and Asia-Pacific and are routinely audited by federal, state and foreign taxing authorities. The outcome of those audits may result in our being assessed taxes in addition to amounts previously paid. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we followed the guidance prescribed by FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes to record these liabilities. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer necessary.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007), Business Combinations ("FAS 141(R)") which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the effects, if any, that FAS 160 may have on our consolidated financial statements, however adoption of FAS 160 will result in the reclassification of the Company's minority interest in subsidiaries to equity.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our 2008 consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our consolidated financial statements.

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

Commodity Price Risk Management

        The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into futures purchase contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our commodities futures purchase contracts designated as cash flow hedges are summarized as follows at December 31, 2007 and 2006:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2007:
Copper	5,450	2008	$3.14	$(495)

December 31, 2006:
Copper	16,300	2007	2.94	$(929)

        Substantially all of the unrealized loss on commodity futures outstanding at December 31, 2007 is expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

        Essex Europe and Essex Magnet Wire (Tianjin) Ltd. enter into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, unrealized gains and losses on these contracts are recorded in income as a component of cost of goods sold. Net losses recognized on these contracts were $5.5 million for the year ended December 31, 2007 and net gains recognized were $1.1 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. There were no open positions as of December 31, 2006. Outstanding commodities futures purchase contracts held by Essex Europe and Essex Magnet Wire (Tianjin) Ltd. at December 31, 2007 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
Copper	2,876	2008	$3.07	$(293)

Foreign currency exchange risk management

        We engage in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, we enter into intercompany loans, some of which are not considered long-term investments, among our subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. We attempt to manage our transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, we hedge certain, but not all, of our foreign currency exposures through the use of foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Changes in the fair value of these contracts are reflected in current earnings.

        We are also exposed to foreign currency translation risk resulting from the translation of the financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Our most significant translation exposure is the Euro in relation to the U.S. dollar. We enter into foreign currency put options to hedge against adverse fluctuations in the results of operations of certain of our foreign subsidiaries resulting from foreign currency translation. There were no outstanding foreign currency put options at December 31, 2007 and 2006.

        The following table summarizes information about foreign currency related derivatives as of December 31, 2007:

Derivatives	Notional Amount		Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands)			(in thousands)
Forward exchange contracts:
U.S. dollars (sell for Euros)	4,100	USD	0.68	$—
U.S. dollars (buy with Canadian dollars)	4,000	USD	0.99	—
Canadian dollars (sell for U.S. dollars)	13,000	CAD	0.99	—
Euros (buy with British pounds)	7,000	EURO	0.74	—
Euros (sell for U.S. dollars)	1,980	EURO	1.46	—
British pounds (sell for Euros)	1,100	GBP	1.35	—
British pounds (buy with Euros)	600	GBP	0.74	—

				$—

Purchase Commitments

        We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward fixed-price purchase commitments with our suppliers for copper to match our cost to the value of the copper expected to be billed to customers. At December 31, 2007, we had forward fixed price copper purchase commitments for delivery of 38.9 million pounds through June 2009 for $126.4 million. Additionally at December 31, 2007, we had forward purchase fixed price commitments for 0.7 million pounds of aluminum through December 2008, 173,000 megawatts of electricity through 2010 and 270,000 MMBTUs of natural gas through March 2008 amounting to $0.9 million, $13.4 million and $2.1 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and related notes as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, the reports of the independent registered public accounting firms thereon and the financial statement schedule required by the SEC's Regulation S-X, are submitted herewith as a separate section following Item 15 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls provides absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the most recently ended fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded Invex S.p.A. and Essex Magnet Wire (Tianjin) Ltd. from our assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. Invex S.p.A. and Essex Magnet Wire (Tianjin) Ltd. are subsidiaries whose total assets and total revenues represent 15% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein following Item 15 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Code of Ethics

        We have adopted a code of ethics which applies to all officers, directors and employees and is filed as Exhibit 14 to this Form 10-K. The Code of Ethics is available on our website, www.superioressex.com, under the "Investor Relations—Corporate Governance" caption. Any amendments or waivers to the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. Information on our website, however, does not form a part of this Form 10-K.

        The other information called for by this Item 10 is incorporated herein by reference to Superior Essex's Proxy Statement, which the Company will file with the SEC within 120 days after the end of its fiscal year, to be delivered in connection with its 2008 Annual Meeting of Shareowners.

ITEM 11.    EXECUTIVE COMPENSATION

        Information called for by this Item 11 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2008 Annual Meeting of Shareowners.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information called for by this Item 12 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2008 Annual Meeting of Shareowners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information called for by Item this 13 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2008 Annual Meeting of Shareowners.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information called for by this Item 14 is incorporated herein by reference to Superior Essex's Proxy Statement to be delivered in connection with its 2008 Annual Meeting of Shareowners.

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

        (a)(3) Exhibits required by Item 601 of the SEC's Regulation S-K are listed in Item 15(b) below.

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
2.2
Asset Purchase Agreement, dated as of March 18, 2004, by and among Superior Essex Communications LLC, Belden Communications Company and Belden (Canada) Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Essex Inc. dated June 16, 2004)
2.3
Contribution and Formation Agreement dated July 27, 2005 among Superior Essex Inc., Essex Group, Inc., Nexans, Nexans Participations, Nexans Wires and Lacroix and Kress GmbH. (incorporated herein by reference to Exhibit 2.3 to the Quarterly Report on Form 10Q of Superior Essex Inc. for the quarter ended June 30, 2005)
2.4
Side Letter dated October 21, 2005 by and between Superior Essex Inc., Essex Group, Inc., SE Holding, C.V., Nexans, Nexans Participations, Lacroix & Kress GmbH and Nexans Wires (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated October 21, 2005)
3.1
Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2006 (the "2006 Superior Essex 10-K"))
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
10.16
Agreement for the Transfer of Receivables among Newco, Nexans, Superior Essex, Nexans Winding Wires, Lacroix & Kress GmbH and Essex International Ltd., on the one hand, and Compagnie Generale d'Affacturage SA on the other, dated October 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex Inc. dated July 11, 2006).
10.17
Amendment No. 1 to the Transfer of Receivable Agreement between Essex Nexans Europe SAS, Essex Nexans and Essex Nexans L&K, on the one hand, and Compagnie Generale d' Affacturage SA, on the other, dated July 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex Inc. dated July 11, 2006).
10.18
Agreement for the Assignment of Receivables among Essex Nexans Europe, Essex Nexans, Essex Nexans L&K GmbH, Essex Nexans UK and Compagnie Generale d'Affacturage, dated July 10, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex Inc. dated July 10, 2007)

Amendment No. 1 to Agreement for the Assignment of Receivables among Essex Nexans Europe, Essex Nexans, Essex Nexans L&K GmbH, Essex Nexans UK, Invex S.p.A. and Compagnie Generale d'Affacturage, dated August 6, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated August 6, 2007).
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
10.26*
Superior Essex Inc. 2005 Incentive Plan (incorporated herein by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)
10.27*
Superior Essex Inc. 2005 Employee Stock Purchase Plan (incorporated herein by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50514) filed with the Securities and Exchange Commission on March 30, 2005)
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
10.45*
Letter agreement, dated July 31, 2007, between H. Patrick Jack and Superior Essex (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated July 31, 2007)
10.46*
Employment Agreement, dated August 13, 2007, between J. David Reed and Superior Essex (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated July 31, 2007)
10.47*
Superior Essex Amended and Restated 2005 Incentive Plan (incorporated by reference to Appendix B of Superior Essex's Definitive Proxy Statement on Schedule 14 filed with the Securities and Exchange Commission on March 23, 2007)
10.48*	Amended and Restated Agreement dated February 25, 2008, between Denys Gounot, DG Network and Superior Essex Inc.
14	Superior Essex Inc. Code of Ethics (incorporated herein by reference to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2006)
21	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
24	Powers of Attorney
31.1	Rule 13a-14(a) certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following financial statements of Superior Essex Inc. are included at the indicated page in this Form 10-K:

Page
Audited Consolidated Financial Statements of Superior Essex Inc. as of December 31, 2007 and 2006 and for each of the Three Years in the Period Ended December 31, 2007
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders' Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Superior Essex Inc.
Atlanta, Georgia

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Superior Essex Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Invex S.p.A. and Essex Magnet Wire (Tianjin) Ltd. from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded Invex S.p.A. and Essex Magnet Wire (Tianjin) Ltd. from our audit of internal control over financial reporting. Invex S.p.A. and Essex Magnet Wire (Tianjin) Ltd. are subsidiaries whose total assets and total revenues represent 15% and 4%, respectively, of the related consolidated financial statement amounts as of December 31, 2007

/s/ PricewaterhouseCoopers LLP

February 29, 2008
Atlanta, Georgia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Superior Essex Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of Superior Essex Inc. and subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2006 and 2005 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006. Also, as discussed in Note 17 to the consolidated financial statements, the disclosures in the accompanying 2006 and 2005 consolidated financial statements have been retrospectively adjusted for a change in the composition of the Company's reportable segments.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 13, 2007
(February 29, 2008 as to Notes 17 and 19)

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$102,677	$53,493
Accounts receivable (less allowance for doubtful accounts of $6,503 and $5,652 at December 31, 2007 and 2006, respectively)	403,132	335,620
Inventories, net	309,985	289,334
Other current assets	32,102	46,878

Total current assets	847,896	725,325
Property, plant and equipment, net	323,283	258,480
Intangible and other long-term assets	44,211	43,014

Total assets	$1,215,390	$1,026,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings	$65,859	$30,176
Current portion of long-term debt	1,097	1,192
Accounts payable	245,042	161,106
Accrued expenses	99,970	94,620

Total current liabilities	411,968	287,094
Long term debt	286,229	292,675
Other long-term liabilities	83,934	59,396

Total liabilities	782,131	639,165

Minority interest in consolidated subsidiaries	2,706	28,666
Commitments and contingencies (note 15)
Stockholders' equity:
Preferred stock ($.01 par value, 7,000,000 shares authorized, none issued or outstanding)	—	—
Common stock ($.01 par value; 33,000,000 shares authorized; 21,101,554 and 20,691,373 shares issued at December 31, 2007 and 2006, respectively)	209	207
Capital in excess of par value	286,242	271,821
Accumulated other comprehensive income (loss)	12,086	(961)
Retained earnings	154,673	97,306
Treasury stock, at cost (791,865 and 302,843 shares at December 31, 2007 and 2006, respectively)	(22,657)	(9,385)

Total stockholders' equity	430,553	358,988

Total liabilities and stockholders' equity	$1,215,390	$1,026,819

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$2,993,082	$2,938,153	$1,794,966
Cost of goods sold	2,708,556	2,664,918	1,621,484

Gross profit	284,526	273,235	173,482
Selling, general and administrative expenses	(155,239)	(149,255)	(109,693)
Restructuring and other charges	(1,475)	(2,243)	(1,121)
Asset impairment charges	—	(2,000)	(2,306)
Gain of sale of product line	—	—	10,355

Operating income	127,812	119,737	70,717
Interest expense	(31,708)	(30,261)	(28,718)
Interest income	2,394	679	25
Gain on sale of investment	—	5,788	—
Other expense, net	(685)	(93)	(474)

Income before income taxes, minority interest and extraordinary gain	97,813	95,850	41,550
Income tax expense	(34,904)	(35,635)	(10,079)

Income before minority interest and extraordinary gain	62,909	60,215	31,471
Minority interest in (earnings) losses of consolidated subsidiaries	(2,462)	(3,737)	441

Income before extraordinary gain	60,447	56,478	31,912
Extraordinary gain (net of minority interest of $581 in 2006)—(note 5)	3,230	871	—

Net income	$63,677	$57,349	$31,912

Net income per share of common stock:
Basic:
Income before extraordinary gain	$2.98	$3.05	$1.92
Extraordinary gain	0.16	0.05	—

Net income	$3.14	$3.10	$1.92

Diluted:
Income before extraordinary gain	$2.93	$2.97	$1.88
Extraordinary gain	0.16	0.04	—

Net income	$3.09	$3.01	$1.88

Weighted average shares outstanding:
Basic	20,304	18,524	16,653
Diluted	20,577	19,023	16,973

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Treasury Stock
			Capital in Excess of Par		Retained Earnings			Equity-Based Unearned Compensation		Comprehensive Income
	Shares	Amount				Shares	Amount		Total
Balance December 31, 2004	17,048,694	$171	$171,187	$95	$8,045	26,770	$(432)	$(4,868)	$174,198
Restricted stock awards	160,354	1	2,698	—	—	40,023	(692)	(2,699)	(692)
Recognition of unearned equity-based compensation	—	—	—	—	—	—	—	2,647	2,647
Exercise of stock options	85,800	1	1,298	—	—	—	—	—	1,299
Recognition of pre-confirmation deferred tax assets	—	—	745	—	—	—	—	—	745
Net income	—	—	—	—	31,912	—	—	—	31,912	$31,912
Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustments (note 1)	—	—	—	(1,958)	—	—	—	—	(1,958)	(1,958)
Additional minimum pension liability, net of tax of $2,411	—	—	—	(3,775)	—	—	—	—	(3,775)	(3,775)
Change in unrealized gains on derivatives, net of tax of $821 and reclassification adjustments (note 1)	—	—	—	1,290	—	—	—	—	1,290	1,290
Other	—	—	—	(13)	—	—	—	—	(13)	(13)

Total comprehensive income										$27,456

Balance December 31, 2005	17,294,848	$173	$175,928	$(4,361)	$39,957	66,793	$(1,124)	$(4,920)	$205,653
Implementation of SFAS 123(R)—(note 1)	—	—	(3,638)	—	—	—	—	4,920	1,282
Restricted stock awards	85,607	1	—	—	—	119,914	(4,149)	—	(4,148)
Recognition of equity-based compensation	—	—	6,928	—	—	—	—	—	6,928
Exercise of stock options	459,773	4	5,979	—	—	116,136	(4,112)	—	1,871
Common stock offering	2,851,145	29	80,763	—	—	—	—	—	80,792
Excess tax benefits related to stock options and awards	—	—	5,861	—	—	—	—	—	5,861
Net income	—	—	—	—	57,349	—	—	—	57,349	$57,349
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	4,387	—	—	—	—	4,387	4,387
Additional minimum pension liability, net of tax of $1,278	—	—	—	2,011	—	—	—	—	2,011	2,011
Change in unrealized net gains (losses) on derivatives, net of tax of $2,432 and reclassification adjustments (note 1)	—	—	—	(3,793)	—	—	—	—	(3,793)	(3,793)
Other	—	—	—	(3)	—	—	—	—	(3)	(3)

Total comprehensive income										$59,951

Implementation of SFAS 158 (note 1)	—	—	—	798	—	—	—	—	798

Balance December 31, 2006	20,691,373	$207	$271,821	$(961)	$97,306	302,843	$(9,385)	$—	$358,988
Implementation of FIN 48—(note 1)	—	—	—	—	(6,310)	—	—	—	(6,310)
Vesting of restricted stock and performance share awards	175,803	—	—	—	—	49,832	(1,553)	—	(1,553)
Recognition of equity-based compensation	—	—	7,549	—	—	—	—	—	7,549
Exercise of stock options and employee stock purchases	234,378	2	3,386	—	—	73,072	(2,588)	—	800
Excess tax benefits related to stock options and awards	—	—	2,326	—	—	—	—	—	2,326
Purchase of treasury stock	—	—	—	—	—	366,118	(9,131)	—	(9,131)
Recognition of pre-confirmation deferred tax assets	—	—	1,160	—	—	—	—	—	1,160
Net income	—	—	—	—	63,677	—	—	—	63,677	$63,677
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $544	—	—	—	11,188	—	—	—	—	11,188	11,188
Actuarial losses of defined benefit pension plans, net of tax of $1,141	—	—	—	1,544	—	—	—	—	1,544	1,544
Reclassification adjustment for prior service costs of defined benefit pension plans, net of tax of $31	—	—	—	51	—	—	—	—	51	51
Change in unrealized net gains (losses) on derivatives, net of tax of $171 and reclassification adjustments (note 1)	—	—	—	264	—	—	—	—	264	264

Total comprehensive income										$76,724

Balance December 31, 2007	21,101,554	$209	$286,242	$12,086	$154,673	791,865	$(22,657)	$—	$430,553

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$63,677	$57,349	$31,912
Adjustments:
Depreciation and intangible amortization	31,652	27,913	23,920
Amortization of deferred financing costs and discount	2,261	2,154	2,203
Asset impairment charges	—	2,000	2,306
Gain on sale of investment (note 5)	—	(5,788)	—
Gain on sale of product line (note 5)	—	—	(10,355)
Minority interest in earnings (losses) of consolidated subsidiaries	2,462	3,737	(441)
Extraordinary gain, net of minority interest in 2005	(3,230)	(871)	—
Settlement of derivatives, net	434	(6,224)	2,111
Share-based compensation	7,549	6,929	3,489
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	28,148	(63,021)	(35,676)
Inventories, net	44,636	(42,120)	(21,513)
Other current and noncurrent assets	16,596	(5,463)	1,834
Accounts payable, accrued expenses and other liabilities	(22,101)	2,894	47,977
Other, net	829	(758)	(364)

Cash flows provided by (used for) operating activities	172,913	(21,269)	47,403

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired (note 5)	(81,486)	(1,189)	(27,196)
Capital expenditures	(40,732)	(37,519)	(19,490)
Net proceeds from the sale of investments, product line and other assets	602	8,828	11,610
Other	—	—	(832)

Cash flows used for investing activities	(121,616)	(29,880)	(35,908)

Cash flows from financing activities:
Short-term borrowings (repayments), net	18,333	(6,533)	(20,370)
Debt issuance costs	—	—	(1,591)
Long-term borrowings	163	12,026	—
Repayments of long-term borrowings	(15,468)	(527)	(57)
Proceeds from exercise of stock options and employee stock purchases	1,763	3,995	869
Proceeds from common stock offering, net	—	80,792	—
Treasury stock purchases	(9,131)	—	—
Excess tax benefits resulting from stock options and awards	2,326	5,861	—

Cash flows provided by (used for) financing activities	(2,014)	95,614	(21,149)

Effect of exchange rate changes on cash	(99)	844	(474)

Net increase (decrease) in cash and cash equivalents	49,184	45,309	(10,128)
Cash and cash equivalents at beginning of period	53,493	8,184	18,312

Cash and cash equivalents at end of period	$102,677	$53,493	$8,184

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$29,378	$28,211	$26,140
Cash paid for income taxes, net	$32,007	$35,809	$3,003

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Description of business and basis of presentation

        The Company is a manufacturer and supplier of wire and cable products for the communications, energy, automotive, industrial, and commercial/residential end-markets. The Company manufactures magnet wire, fabricated insulation products, and copper and fiber optic communications wire and cable products. The Company is also a distributor of magnet wire, insulation, and related products sold to smaller original equipment manufacturers, or OEMs, and motor repair facilities. The Company converts copper cathode to copper rod for internal consumption and for sale to other wire and cable manufacturers and OEMs. The Company currently operates manufacturing facilities in the United States, Canada, the United Kingdom, France, Germany, Portugal, Italy, Mexico and China.

Principles of consolidation

        The consolidated financial statements represent the consolidation of all majority owned companies. Investments in affiliated companies representing 20% to 50% ownership are accounted for using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. Intercompany accounts and transactions have been eliminated.

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

Property, plant and equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Land improvements	10 to 20 years
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 15 years

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. Interest capitalized in 2007 and 2006 amounted to $0.4 million and $1.3 million, respectively, and insignificant amounts were capitalized in 2005.

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

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. As a result of the implementation of FIN 48, the Company recognized a net increase of $6.6 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $6.3 million and a decrease in minority interest in consolidated subsidiaries of $0.3 million.

        The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the years ended December 31, 2007, 2006 and 2005 the Company recognized interest and penalties of $0.8 million, $0.2 million and $0.2 million, respectively. Accrued interest and penalties amounted to $1.9 million and $0.6 million at December 31, 2007 and 2006, respectively.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Derivative financial instruments

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the derivative is designated as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company currently engages in certain derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. Cash flows from derivatives are classified in the same category as cash flows from the item being hedged.

        The Company formally documents all relationships between designated hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

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

Selling, general and administrative expense

        Selling, general and administrative expense includes corporate and divisional headquarters costs, non-production related legal, accounting and human resource costs, research and development costs, product management and engineering costs, treasury and risk-management costs, and sales and marketing expenses. Selling, general and administrative expense also includes warehousing costs associated with the Company's distribution networks.

Foreign currency translation

        The financial position and results of operations of the Company's foreign subsidiaries, other than its Mexican subsidiaries, are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income,

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur. Net gains on foreign exchange transactions were $2.7 in 2007. Net losses on foreign exchange transactions were $0.5 million in 2006 and insignificant in 2005. The Company enters into derivative transactions to economically hedge certain of these transactions. See note 14.

        The U.S. dollar is the functional currency of the Company's Mexican subsidiaries. All Mexican currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses and property, plant, and equipment, which are remeasured at historical rates. Mexican currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

Stock Based Compensation Plans

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and unvested stock awards) granted to employees. SFAS No. 123(R) also requires recognition of compensation expense based on the grant date fair value for the unvested portion of outstanding options and equity awards granted prior to the adoption date. Prior to the adoption of SFAS No. 123(R), the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for stock-based compensation plans. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, results for periods prior to adoption were not restated. The adoption of SFAS 123(R) resulted in a decrease in income before income taxes, minority interest and extraordinary gain, net income and net income per diluted common share of $1.0 million, $0.6 million and $0.03, respectively, for the year ended December 31, 2006. Additionally, as a result of the initial adoption of SFAS 123(R), contra-equity balances for unearned stock-based compensation of $4.9 million at December 31, 2005 were reclassified to capital in excess of par value and accrued liabilities of $1.3 million at December 31, 2005 related to unexercised stock options were credited to capital in excess of par value. Compensation expense attributable to all stock-based compensation plans is recognized on a straight-line basis over the related vesting period. The Company's policy is to issue authorized but unissued shares to satisfy stock option exercises.

        SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans for periods prior to the adoption of SFAS 123(R). As allowed by SFAS No. 123, prior to 2006 the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

effect on net income if the fair-value based method had been applied to all outstanding awards for the year ended December 31, 2005 (in thousands, except for per share amounts):

Net income, as reported	$31,912
Add stock-based employee compensation expense included in reported net income, net of tax	2,127
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,675)

Pro forma net income	$31,364

Net income per share:
Basic—as reported	$1.92
Basic—pro forma	1.88
Diluted—as reported	1.88
Diluted—pro forma	1.85

        The weighted average per share fair value of options granted at an exercise price equal to the fair market value (using the Black Scholes option pricing model) for the years ended December 31, 2007, 2006 and 2005 was $16.54, $12.26 and $8.60, respectively.

        The fair value for options granted during the following periods was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Volatility	40%	40%	43%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.7%	4.9%	4.1%
Expected life (years)	6.2	6.2	6.2

        The expected volatility is estimated using the historical daily volatility of the Company's stock as well as the historical volatilities of publicly-traded stock of certain of the Company's competitors. The Company has not made any dividend payments on its common stock and does not intend to declare cash dividends on its stock in the foreseeable future. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the stock options. The expected term was determined using the "simplified" method, as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107.

Research and development costs

        Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2007, 2006 and 2005 were $5.4 million, $5.5 million and $4.6 million, respectively.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Advertising costs

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $1.2 million, $1.0 million and $1.5 million, respectively.

Insurance reserves

        The Company is self-insured up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to U.S. workers' compensation and health insurance. Under current policy arrangements, the Company has a self-insured retention of $250,000 per claim with an annual aggregate self-insured retention of $4.6 million for workers compensation coverage. The annual self-insured retention for U.S. employee health insurance is $200,000 per employee, spouse or dependent. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liabilities for the claims incurred. Total reserves relating to self-insured programs amounted to $3.2 million and $4.2 million at December 31, 2007 and 2006, respectively.

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

Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, changes in the fair value of certain derivatives and actuarial gains and losses and prior service costs related to defined benefit pension plans.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

        The components of comprehensive income included in the accompanying consolidated statements of stockholders' equity reflect the following reclassification adjustments:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Unrealized holding gains on derivatives during the period, net of tax of $2,457, $9,063 and $3,298 in 2007, 2006 and 2005, respectively	$3,843	$14,172	$5,165
Less reclassification adjustments for gains included in net income, net of tax of $2,286, $11,495 and $2,477 in 2007, 2006 and 2005, respectively	(3,579)	(17,965)	(3,875)

Net unrealized net gains (losses) on derivatives	$264	$(3,793)	$1,290

Foreign currency translation adjustment arising during the period, net of tax of $544 in 2007	$11,188	$4,387	$(1,497)
Less reclassification adjustment for amounts included in net income	—	—	(461)

Net foreign currency translation adjustment	$11,188	$4,387	$(1,958)

        The components of accumulated other comprehensive income (loss) at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustment net of tax of $544 at December 31, 2007	$15,945	$4,757
Actuarial losses of defined benefit pension plans, net of tax of $2,405 and $3,546 at December 31, 2007 and 2006, respectively	(3,110)	(4,654)
Prior service costs of defined benefit pension plans, net of tax of $255 and $286 at December 31, 2007 and 2006, respectively	(451)	(502)
Unrealized loss on derivatives, net of tax of $197 and $367 at December 31, 2007 and 2006, respectively	(298)	(562)

	$12,086	$(961)

Concentrations of risk

        At December 31, 2007 and 2006, accounts receivable from the regional Bell operating companies ("RBOCs") and major independent telephone companies amounted to $32.8 million and $36.0 million, respectively. Additionally, accounts receivable from one North American magnet wire and distribution segment customer amounted to $30.7 million at December 31, 2007 and accounts receivable from two customers totaled $46.2 million at December 31, 2006. Accounts receivable from one customer of Essex Europe amounted to $36.9 million and $35.5 million at December 31, 2007 and 2006, respectively. See note 17 for concentrations of risk within the Company's business segments.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

        Cash and cash equivalents at December 31, 2007 include $67 million of overnight investments with a major U.S. bank.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet and are no longer depreciated.

Use of estimates

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allocation of the purchase price to the assets acquired and liabilities assumed in business acquisitions (see note 5); the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; obligations related to employee benefits and liabilities for unrecognized income tax benefits. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007), Business Combinations ("FAS 141(R)") which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The Company is

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

currently evaluating the effects, if any, that FAS 141(R) may have on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the effects, if any, that FAS 160 may have on its consolidated financial statements, however adoption of FAS 160 will result in the reclassification of the Company's minority interest in subsidiaries to equity.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS No. 157 will have on its 2008 consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

        In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income for the underfunded or overfunded status of defined benefit pension and other postretirement benefit plans. Statement 158 requires prospective application, and the recognition and disclosure requirements are effective for years ending after December 15, 2006. The

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Company implemented Statement 158 as of December 31, 2006. The impact of Statement 158 on individual line items of the consolidated balance sheet as of December 31, 2006 is as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	(in thousands)
Accrued expenses	$102,756	$(8,136)	$94,620
Other long-term liabilities	52,805	6,591	59,396
Total liabilities	640,710	(1,545)	639,165
Minority interest in consolidated subsidiaries	27,919	747	28,666
Accumulated other comprehensive loss	(1,759)	798	(961)
Total stockholders' equity	358,190	798	358,988

2. Inventories

        At December 31, 2007 and 2006, the components of inventories are summarized as follows:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$48,102	$41,786
Work in process	78,792	75,647
Finished goods	289,413	289,839

	416,307	407,272
LIFO reserve	(106,322)	(117,938)

	$309,985	$289,334

        Inventories valued using the LIFO method amounted to $177.7 million and $125.5 million at December 31, 2007 and 2006, respectively.

        During 2007, 2006 and 2005 certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income by $3.0 million, $3.6 million and $0.3 million in 2007, 2006 and 2005, respectively.

3. Property, plant and equipment

        At December 31, 2007 and 2006, property, plant and equipment are summarized as follows:

	December 31,
	2007	2006
	(in thousands)
Land and land improvements	$16,340	$12,813
Buildings and improvements	76,544	59,195
Machinery and equipment	328,094	258,423

	420,978	330,431
Less accumulated depreciation	97,695	71,951

	$323,283	$258,480

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property, plant and equipment (Continued)

        Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $29.5 million, $25.8 million and $21.8 million, respectively.

4. Intangible and other long-term assets

        At December 31, 2007 and 2006 intangible and other long-term assets are summarized as follows:

	December 31,
	2007	2006
	(in thousands)
Amortizing intangible assets, net	$24,958	$26,188
Deferred financing costs	5,196	6,494
Deferred income taxes	8,708	6,567
Other	5,349	3,765

	$44,211	$43,014

        Acquired amortizing intangible assets at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer base	$27,924	$5,595	$27,924	$4,000
Other	4,069	1,440	3,473	1,209

	$31,993	$7,035	$31,397	$5,209

        Aggregate amortization expense for amortizing intangible assets for the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $2.2 million and $2.1 million, respectively. Estimated amortization expense for the next five years is: $2.1 million in 2008, $2.0 million in 2009, $1.7 million in 2010, $1.6 million in 2011, and $1.6 million in 2012.

5. Acquisitions and dispositions

Invex acquisition

        On July 31, 2007, Essex Europe acquired all of the outstanding common stock of Invex S.p.A. ("Invex"), a leading European magnet wire producer based in Italy for a cash purchase price of $41.1 million. The Company believes the acquisition will complement its existing European operations and should provide near- and long-term synergy opportunities in the areas of sales and administration, internal enamel usage, and other logistical, procurement and manufacturing arrangements. The purchase was financed with cash on hand. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. Invex is included in the Company's European magnet wire and distribution segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and dispositions (Continued)

subject to refinement and adjustment. The preliminary allocation of the Invex purchase price is summarized as follows (in thousands):

Cash purchase price	$41,108
Acquisition costs	1,288

$42,396

Allocated to:
Inventory, accounts receivable and other current assets	111,387
Property, plant and equipment	42,145
Current liabilities	(88,216)
Long-term debt	(7,810)
Other long-term liabilities	(15,110)

$42,396

Tianjin acquisition

        On July 26, 2007, the Company acquired Nexans' 80% ownership interest in Essex Magnet Wire (Tianjin) Ltd. (formerly known as Nexans Tianjin Magnet Wires and Cables Co., Ltd.) which owns and operates a magnet wire facility located in Tianjin, China, for a cash purchase price of $9.3 million. In addition to complementing its existing magnet wire manufacturing facility in Suzhou, China, the Company believes this acquisition provides a significant market presence in the Chinese market for rectangular wires and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The operations of Essex Magnet Wire (Tianjin) Ltd. are included in the Company's Asia/Pacific magnet wire segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment. The preliminary allocation of the Tianjin purchase price is summarized as follows (in thousands):

Cash purchase price	$9,320
Acquisition costs	725

$10,045

Allocated to:
Inventory, accounts receivable and other current assets	24,531
Property, plant and equipment	6,065
Other long-term assets	887
Short-term borrowings	(12,534)
Current liabilities	(6,390)
Minority interest	(2,514)

$10,045

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and dispositions (Continued)

Simcoe acquisition

        On April 27, 2007, the Company acquired certain assets and assumed certain liabilities related to Nexans' remaining North American magnet wire business in Simcoe, Canada. This acquisition provides the Company with an increased market presence in the North American market for magnet wire products used in the transformer and power generation end markets. The Simcoe acquisition was completed for a cash purchase price, after adjustment, of $12.7 million. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The Simcoe operations are included in the North American magnet wire and distribution segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment. The preliminary allocation of the Simcoe purchase price is summarized as follows (in thousands):

Cash purchase price	$12,742
Acquisition costs	863

$13,605

Allocated to:
Inventory and other current assets	12,063
Property, plant and equipment	3,576
Other long-term assets	60
Current liabilities	(829)
Long-term pension and post-retirement benefit liabilities	(1,265)

$13,605

SDS acquisition

        On January 4, 2006, Essex Europe (as defined below) acquired all of the outstanding capital stock of Societe de Distribution et de Services ("SDS") from Nexans for a cash payment of $1.2 million. SDS is engaged in the business of distributing magnet wire and related products in France. In connection with the acquisition, Essex Europe recorded a restructuring reserve of $0.6 million related primarily to workforce reductions and the closure of certain of SDS's leased warehouse locations. Nexans reduced the purchase price by €0.7 million for certain restructuring costs incurred by Essex Europe. The acquisition of SDS was accounted for as a purchase and the results of operations of SDS have been included in the Company's results of operations from the date of acquisition. The allocation of the purchase price resulted in unallocated negative goodwill of $1.5 million which has been reflected as an extraordinary gain (net of minority interest of $0.6 million) in the statement of operations for the year ended December 31, 2006.

Essex Europe

        On October 21, 2005, the Company acquired Nexans' magnet wire operations in Europe through formation of a joint venture, Essex Nexans Europe S.A.S. ("Essex Nexans"), a French holding company, combining the Company's U.K. magnet wire business and Nexans' European magnet wire and enamel businesses (the "Essex Europe Transaction"). The Company initially owned 60% of the

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and dispositions (Continued)

joint venture and Nexans had a 40% minority ownership. The Company believes the acquisition enhanced its ability to serve its global customer base, provided synergies with respect to its U.K. magnet wire business and increased its geographic diversification.

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

        In April 2007, the Company paid $4.1 million of additional contingent consideration to Nexans based on the achievement of specified levels of profitability by Essex Nexans in 2006 as provided for in the Contribution and Formation Agreement governing the initial transaction. The fair value of the net assets acquired exceeded the initial purchase price and therefore the full amount of this contingent payment was accrued by the Company on the October 21, 2005 acquisition.

        On June 27, 2007, as provided for in the Essex Nexans shareholders agreement, the Company exercised its option to purchase Nexans' 40% minority interest in Essex Nexans for a cash payment of $29.6 million, including acquisition costs of $0.2 million. In connection with the acquisition, the name of the French holding company was changed to Essex Europe S.A.S. ("Essex Europe"). The acquisition of the minority interest has been accounted for using the purchase method of accounting. The purchase price allocation resulted in an adjustment to the carrying value of recorded assets and liabilities based on their relative fair values as of the acquisition date. The allocation of the purchase price resulted in unallocated negative goodwill, after elimination of the acquired portion of property, plant and equipment and certain other long-term assets, of $3.2 million, or $0.16 per diluted share of common stock, which has been reflected as an extraordinary gain in the statement of operations for the year

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and dispositions (Continued)

ended December 31, 2007. The application of the purchase price and the adjustments to the carrying value of the assets and liabilities are summarized as follows:

(in thousands)
Current assets	$9,770
Property, plant and equipment	(7,505)
Intangible assets	(74)
Deferred tax assets	2,496
Current liabilities	(3,406)
Minority interest	31,519

32,800
Purchase price	29,570

Extraordinary gain	$3,230

Pro forma data (unaudited)

        The following unaudited pro forma consolidated results of operations have been prepared as if the Invex acquisition and the acquisition of the Essex Europe minority interest had occurred at the beginning of the periods presented. The pro forma effects of the Simcoe and Tianjin acquisitions are not significant. The extraordinary gain directly attributable to the Essex Europe minority interest acquisition is included in the pro forma consolidated results of operations for each period presented.

	Year Ended December 31, (unaudited)
	2007	2006
	(in thousands, except per share amounts)
Net sales	$3,173,531	$3,205,856
Income before extraordinary gain	64,931	61,153
Net income	68,161	65,835
Income before extraordinary gain per share:
Basic	3.20	3.30
Diluted	3.16	3.21
Net income per share:
Basic	3.36	3.55
Diluted	3.31	3.46

Essex Electric disposition

        In January 2006, the Company sold its investment in the common stock of Essex Electric Inc. together with its warrant to purchase additional shares of Essex Electric Inc. to The Alpine Group, Inc. for a cash payment of $8.5 million (see note 16). As a result of the transaction, the Company recognized a pre-tax gain of $5.8 million. Following the sale, the Company no longer has any equity interest in Essex Electric Inc.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and dispositions (Continued)

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

6. Short-term borrowings and financing arrangements

        At December 31, 2007 and 2006, short-term borrowings consist of the following:

	December 31,
	2007	2006
	(in thousands)
Essex Europe factoring agreement	$46,103	$27,185
Essex Magnet Wire (Tianjin) Ltd. credit facility	14,280	—
Essex Magnet Wire (Suzhou) Ltd. credit facilities	5,476	2,991

	$65,859	$30,176

Essex Europe factoring agreement

        In October 2005, Essex Europe entered into a factoring agreement with a third-party French financial institution (the "Factor") pursuant to which Essex Europe may assign eligible accounts receivable to the Factor. Essex Europe can request advances in anticipation of customer collections on the assigned receivables. Interest was payable on the net outstanding advances at the Euro Overnight Index Average rate plus .47% per annum. In July 2006, Essex Europe amended the agreement to increase the maximum available advances from €35 million to €55 million. Interest on advances in excess of €35 million bore interest at the European Overnight Index Average rate plus 0.67%. In July 2007, Essex Europe entered into a new factoring agreement to replace the existing factoring agreement. Under the new agreement, as subsequently amended, the amount of advances available to Essex Europe is limited to 85% (80% if French social charges exceed 5% of sales) of assigned receivables up to a maximum of €90 million ($131 million at December 31, 2007). Advances under the new agreement bear interest at the monthly average of the European Overnight Index Average (3.89% at December 31, 2007) rate plus 0.35%. The new factoring agreement expires in July 2010. Accounts receivable at December 31, 2007 include $71.9 million of receivables which have been assigned to the Factor. Undrawn availability under the agreement based on assigned accounts receivable at December 31, 2007 was $14.1 million. Neither the Company nor any of its domestic subsidiaries are guarantors under the factoring agreement.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Short-term borrowings and financing arrangements (Continued)

  Essex Magnet Wire (Tianjin) Ltd. credit facility

        In connection with the Tianjin acquisition (see note 5), Essex Magnet Wire (Tianjin) Ltd. entered into a credit agreement to provide up to Chinese Yuan Renminbi ("RMB") 170 million ($23.3 million at December 31, 2007) to refinance existing debt and provide working capital financing. Borrowings under the agreement primarily bear interest at 90% of the basic RMB lending rate published by the Bank of China. The weighted average interest on borrowings outstanding at December 31, 2007 was 6.08%. The credit agreement expires in July 2008. Borrowings under the agreement are guaranteed by Superior Essex Inc.

  Essex Magnet Wire (Suzhou) Ltd. credit facilities

        In the second quarter of 2007 Essex Magnet Wire (Suzhou) Ltd. borrowed RMB 40.0 million ($5.5 million at December 31, 2007) under a short-term working capital loan agreement. The loan bears interest at the weighted average rate of 6.48% and is repayable in two equal installments in April 2008 and May 2008.

        Essex Magnet Wire (Suzhou) Ltd. borrowings at December 31, 2006 consist of amounts outstanding under a working capital loan providing up to RMB 23.4 million of financing. The loan bore interest at a fixed rate of 5.51% and matured in November 2007.

  Restricted subsidiaries

        Substantially all of the Company's non-U.S. subsidiaries, including Essex Europe, Essex Magnet Wire (Tianjin) Ltd. and Essex Magnet Wire (Suzhou) Ltd., have been designated as unrestricted subsidiaries under the indenture governing the 9% senior notes (see note 8) and are not considered a subsidiaries for purposes of the senior secured revolving credit facility. As a result, creditors of these companies may not have recourse to any assets of Superior Essex or its restricted subsidiaries, and these companies have no responsibility for debts or obligations incurred by Superior Essex or its restricted subsidiaries. Transactions with the Company's non-U.S. subsidiaries, including capital contributions, are generally subject to the same restrictions as transactions with unrelated third parties, except that those transactions must also satisfy affiliate transaction tests. Further, operating profit from these companies is not generally included in determining whether financial tests for the 9% senior note indenture and senior secured revolving credit facility purposes have been satisfied, such as debt incurrence or restricted investment tests, unless cash from those operating profits is transferred to Superior Essex.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Expenses

        At December 31, 2007 and 2006, accrued expenses consists of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued compensation, pension obligations and other benefits	$24,316	$21,907
Accrued interest	5,076	5,040
Accrued income taxes	2,033	4,654
Accrued self insurance costs	3,231	4,176
Accrued purchase consideration (note 5)	—	4,927
Customer deposits on returnable containers	20,593	14,958
Customer deposits on purchase commitments	11,582	8,429
Deferred income taxes	13,218	6,213
Other	19,921	24,316

	$99,970	$94,620

8. Long-term Debt

        At December 31, 2007 and 2006, long-term debt consists of the following:

	December 31,
	2007	2006
	(in thousands)
9% senior notes, net of discount of $4,446 and $5,252 at December 31, 2007 and 2006, respectively	$252,654	$251,848
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
8.975% subordinated note of Essex Europe	—	14,847
Term loan of Essex Magnet Wire (Suzhou) Ltd.	13,143	12,270
3% convertible bonds of Invex	8,432	—
Other	8,097	9,902

	287,326	293,867
Less current portion of long-term debt	1,097	1,192

	$286,229	$292,675

Senior secured revolving credit facility

        Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers' option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company's foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (Continued)

letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory, the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. The senior secured credit facility matures in April 2011. No borrowings were outstanding under the senior secured credit facility at December 31, 2007 and 2006 and undrawn availability was $224.5 million at December 31, 2007.

        The senior secured credit facility contains covenants which may limit Superior Essex Communications' and Essex Group's and their subsidiaries' ability to (i) pay dividends, redeem capital stock or make other restricted payments, (ii) sell or dispose of assets, (iii) incur additional indebtedness or permit liens to exist on Company property, (iv) engage in transactions with affiliates and (v) make additional investments or acquisitions. Capital expenditures, distributions, acquisitions and asset dispositions are not limited so long as no event of default exists and the borrowers meet certain availability and liquidity conditions specified in the senior secured credit facility.

9% senior notes

        The 9% senior notes were issued jointly by Superior Essex Communications and Essex Group in an aggregate principal amount of $257.1 million. The 9% senior notes are due April 2012. Interest on the 9% senior notes is payable April 15 and October 15 of each year. The 9% senior notes were issued at an original issue discount of $7.1 million resulting in an effective interest rate of 9 1/2%. The 9% senior notes are fully and unconditionally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries.

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

        The indenture governing the 9% senior notes contains covenants which restrict the Company's ability and the ability of certain of its subsidiaries to, among other things: incur additional debt and issue preferred stock; make certain distributions, investments and other restricted payments; create

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (Continued)

certain liens; enter into transactions with affiliates; and merge, consolidate or sell substantially all of its assets. Restricted payments, including the payment of dividends, were limited to approximately $40 million as of December 31, 2007 under the terms of the indenture. The indenture governing the 9% senior notes was amended in September 2005 to allow for the transactions consummated in connection with the Essex Europe Transaction (see note 5). The Company paid $1.6 million to the noteholders in October 2005 in connection with the amendment which is being amortized over the remaining term of the 9% senior notes.

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

8.975% subordinated note of Essex Europe

        The €11.3 million ($14.8 million) subordinated note of Essex Europe payable to Nexans was unsecured and bore interest at 8.975% per annum payable quarterly. As a result of the acquisition of Nexans' 40% minority interest in Essex Europe (see note 5), the subordinated note was fully repaid in June 2007.

Term loan of Essex Magnet Wire (Suzhou) Ltd.

        In July 2006, Essex Magnet Wire (Suzhou) Ltd. entered into a construction loan agreement with China Construction Bank to provide RMB 96 million ($12.3 million) of financing for construction of the Company's manufacturing facility in Suzhou, China. Interest on amounts drawn under the agreement is payable monthly at a floating rate, adjusted annually, equal to 90% of the benchmark interest rate set by the People's Bank of China (5.51% at December 31, 2007). The loan is secured by a mortgage on the facility and equipment and is repayable in two annual installments beginning July 2010. The loan is not guaranteed by the Company or any of its subsidiaries.

Convertible bonds of Invex

        The €6.0 million face amount convertible bonds of Invex are unsecured and bear interest at the rate of 3% per annum. The bonds are payable at maturity in January 2010. The bonds are convertible into 6,000,000 shares of Invex common stock at maturity provided the bondholders give notice of exercise during the period from October 1, 2009 to December 20, 2009. The bonds may be redeemed in whole, but not in part, at any time prior to September 30, 2009 at par value plus accrued and unpaid

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (Continued)

interest. The conversion right is terminated upon early redemption. The Company expects to redeem the bonds prior to September 30, 2009, thus eliminating the conversion right.

Other

        Other long-term debt at December 31, 2007 and 2006 consists primarily of a $7 million sale/leaseback finance obligation with a one-time purchase option with respect to one of the Company's manufacturing facilities. The purchase option is exercisable during the period December 13, 2008 to December 13, 2009 at a price equal to the greater of $5 million and the then fair value of the leased property.

        The fair value of the Company's long-term debt at December 31, 2007 and 2006 was approximately $283 million and $308.2 million, respectively, based primarily on trading activity.

        The aggregate contractual principal maturities of long-term debt for the five years subsequent to December 31, 2007 are as follows:

Year	Amount
(in thousands)
2008	$1,097
2009	15,762
2010	4,381
2011	8,762
2012	257,100
Thereafter	5,000

$292,102

9. Income per share

        The computation of basic and diluted income per share for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31, 2007
	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income before extraordinary item per common share	$60,447	20,304	$2.98

Effect of dilutive securities:
Restricted stock awards	—	96
Performance share awards	—	24
Stock options	—	153

Diluted income before extraordinary item per common share	$60,447	20,577	$2.93

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income per share (Continued)

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

        The basic and diluted income per share amounts for years ended December 31, 2007, 2006 and 2005 are computed by dividing the applicable statement of operations amount by the weighted average shares outstanding. A total of 33,849, 399,828 and 924,411 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and Superior Essex's warrants have been excluded from the computation of diluted income per share for the years ended December 31, 2007, 2006 and 2005, respectively. Anti-dilutive weighted average shares for the years ended December 31, 2006 and 2005 includes warrants issued in connection with Superior TeleCom's plan of reorganization to purchase 868,421 shares of the Company's common stock. The warrants expired unexercised on May 10, 2006. Additionally, 122,797 and 145,215 weighted average shares contingently issuable pursuant to performance awards granted in March 2006 (see note 10) have been excluded from the computation of diluted income per share for the years ended December 31, 2007 and 2006, respectively. A total of 169,241 weighted average shares contingently issuable pursuant to performance awards granted primarily in April 2007 (see note 10) have been excluded from the computation of diluted earnings per share for the year ended December 31, 2007. The potential dilutive effect of the $6 million Invex convertible bonds have not been included in the diluted income per share calculations for the year ended December 31, 2007 as the Company intends to settle the debt in cash (see note 8).

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock based compensation plans

        In November 2003, the Company adopted the Superior Essex Inc. 2003 Stock Incentive Plan (the "2003 Plan") pursuant to which a committee of the Company's board of directors could grant stock options or restricted stock awards to employees, non-employee directors and certain service providers. The 2003 Plan authorized grants of awards or options to purchase up to 1,833,333 shares of authorized but unissued common stock, stock held in treasury or both. Stock options under the 2003 Plan could be granted with an exercise price less than, equal to or greater than the stock's fair market value at the date of grant. The term of stock options granted under the 2003 Plan could not exceed 10 years.

        In the first quarter of 2004, the Company made certain grants to its employees and directors of options to acquire common stock of the Company at an exercise price of $10.00 per share (the "Original Options"). The 2003 Plan authorized the issuance of options granted prior to May 10, 2004 at an exercise price of $10.00 per share, the fair market value of the Company's common stock at the time of emergence from reorganization. The fair market value of the Company's stock on the various grant dates of the Original Options was in each case higher than $10.00 (ranging from $13.00 to $15.75). In 2005, Section 409A was added to the Internal Revenue Code to govern nonqualified deferred compensation plans, including nonqualified stock options that do not meet certain criteria. Due to the lower-than-market-value exercise price, the Original Options vesting after December 31, 2004 were not exempted from the application of Section 409A and unless amended to comply with Section 409A would have resulted in immediate taxation to the holder, plus substantial penalties and interest. Consequently, in order to avoid these unforeseeable and unintended results, and in accordance with transition relief specified in IRS and Treasury Notice 2005-1 and proposed regulations under Section 409A issued in September 2005, the Company's board of directors in November 2005 approved an amendment to 494,650 of the Original Options to increase the exercise price to the fair market value of the Company's common stock on the grant dates of the Original Options (the "Amended Options"). In order to compensate the holders of the Amended Options for the increase in exercise price, the board of directors also approved a grant of 118,365 shares of restricted stock of the Company having a value as of the close of business on November 1, 2005 approximately equal to the amount by which the exercise price of the Amended Options was increased, rounding to the nearest whole number of shares. These shares of restricted stock vested prorata on or about the dates the Amended Options vested. As a result of the modification to the Original Options and the concurrent restricted stock award the Company recognized additional stock-based compensation expense of $0.8 million in the fourth quarter of 2005.

        In May 2005, the shareholders of the Company approved the Superior Essex Inc. 2005 Incentive Plan (the "2005 Plan") pursuant to which a committee of the Company's board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend and interest equivalents and cash-based awards to eligible employees, officers, non-employee directors and consultants. Stock options can be granted under the 2005 Plan with an exercise price equal to or greater than the stock's fair market value at the date of grant. The term of stock options granted may not exceed 10 years. As a result of adoption of the 2005 Plan, no further grants or awards may be made pursuant to the 2003 Plan. In May 2007, the shareholders of the Company approved an amendment to the 2005 Plan to, among other things, increase the number of shares that may be issued under the Plan by 500,000 shares and adjust the share reserve provisions. Immediately after the 2007 amendment, and subject to adjustment as provided in the 2005 Plan, the aggregate number of shares of common stock available for issuance under the 2005 Plan was (i) 500,000, plus (ii) shares underlying awards outstanding under the 2005 Plan as of May 3, 2007, plus

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock based compensation plans (Continued)

(iii) shares remaining available for issuance under the 2005 Plan as of May 2, 2007, plus (iv) a number of additional shares underlying awards outstanding under the 2003 Plan that lapse for any reason, plus (v) a number of additional shares delivered or withheld on or after May 3, 2007 to cover the exercise price and/or satisfy tax withholding obligations with respect to awards outstanding under the 2003 Plan. As of December 31, 2007 there were 567,208 shares remaining available for issuance under the 2005 Plan. During 2005 the Company's shareholders also approved the 2005 Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to participate in the purchase of the Company's common stock. A total of 149,649 shares are available for purchase by participants under the ESPP as of December 31, 2007. Shares of the Company's common stock may be purchased under the ESPP by participants at quarterly intervals at a price equal to 95% of the closing price of the Company's stock on the last day of the quarterly purchase period.

        Total compensation cost related to all stock-based compensation plans was $7.5 million, $6.9 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The actual income tax benefit realized for the tax deductions from option exercises and vesting of awards with respect to all stock-based compensation plans was $3.4 million, $7.3 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $6.5 million of unrecognized compensation cost related to the Company's stock-based compensation plans which is expected to be recognized over a weighted average period of 2 years.

        The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005. Amounts for stock options expected to vest are not materially different from amounts for outstanding stock options included in the table below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	888,750	$10.52
Granted	259,400	17.81
Exercised	(85,800)	10.13
Original options subject to Section 409A	(494,650)	10.00
Amended options subject to Section 409A	494,650	14.07
Forfeitures	(3,350)	10.00

Outstanding at December 31, 2005	1,059,000	14.24
Granted	24,195	25.75
Exercised	(459,773)	13.01
Forfeitures	(15,658)	16.72

Outstanding at December 31, 2006	607,764	15.56
Granted	28,429	34.97
Exercised	(234,027)	14.43
Forfeitures	(7,173)	19.69

Outstanding at December 31, 2007	394,993	$17.54	7.0	$2,552

Exercisable at December 31, 2007	232,444	$14.68	6.5	$2,166

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock based compensation plans (Continued)

        The total intrinsic value (market value on the date of exercise less exercise price) of options exercised during the years ended December 31, 2007, 2006 and 2005 was $5.0 million, $9.3 million and $0.7 million, respectively. The Company's policy is to issue authorized but unissued shares upon the exercise of options.

        Pursuant to an employment agreement, a total of 330,000 unvested shares of restricted stock valued at $10 per share were granted to the Company's Chief Executive Officer in November 2003. The restricted stock award vested at the rate of 12.5% of the shares granted at the end of each six-month period commencing on November 10, 2003. During the first quarter of 2004, the Company awarded 150,000 unvested shares of restricted stock with a weighted average per share value at the date of award of $13.25 to certain members of senior management. These restricted stock awards provided for vesting after 7 years with earlier vesting after 3 years if the Company's stock price exceeded certain specified levels for a period of 20 consecutive trading days. The stock price targets were met and all of these awards vested in November 2006. All other unvested share awards generally vest over periods of 3 to 5 years.

        In October 2005, the Company's Board of Directors approved the Amended and Restated Director Compensation Plan (the "Directors' Plan"), a subplan of the 2005 Plan. The Directors' Plan provides for the payment of an annual cash retainer to the Company's directors. In addition to the cash compensation, the Directors' Plan provides for annual equity awards to non-employee directors in the form of restricted stock units ("RSUs"). Each RSU represents the right to receive one share of Company common stock. The RSUs will vest on the earlier of (i) one year from the date of grant, (ii) the director's death, disability or retirement, or (iii) the director leaving the Board within one year after a change in control. If the director leaves for any other reason prior to the end of one year, a pro rata portion of the RSUs vest. The Directors' Plan provides that the directors may elect to receive all or a portion (in 25% increments) of their total annual cash retainer in the form of stock options or RSUs. Such elective stock options have a term of 10 years. The vesting provisions for such elective equity awards are the substantially the same as the comparable provisions for the annual RSUs. A total of 17,475, 11,050 and 2,060 RSUs were granted under the Directors' Plan in 2007, 2006 and 2005, respectively. No stock options were granted under the Directors' Plan in 2007, 2006 or 2005.

        In March 2006 the Company's board of directors granted performance share awards to certain of the Company's executive officers under the 2005 Plan. Under the terms of the award, the executives may vest in up to 193,620 shares of the Company's common stock on December 31, 2007 contingent upon meeting specified performance goals with respect to return on net assets and core business revenues (as defined in the award) for the year ended December 31, 2007. A total of 157,128 of these shares were vested as of December 31, 2007 based on actual performance. In April 2007, the Company's board of directors granted performance share awards to certain of the Company's officers and key employees under the 2005 Plan, as amended. Under the terms of the award the executives may vest in up to 265,738 shares of the Company's common stock on December 31, 2009 contingent upon meeting specified performance goals during the three year period ended December 31, 2009. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock based compensation plans (Continued)

        The following table summarizes the status of the Company's unvested share awards, including the performance share awards and RSUs discussed above, for the years ended December 31, 2007, 2006 and 2005:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested share awards outstanding at December 31, 2004	452,500	$11.80
Granted	162,425	16.86
Vested	(116,175)	12.07

Nonvested share awards outstanding at December 31, 2005	498,750	13.39
Granted	298,377	25.63
Vested	(323,246)	13.50
Forfeited	(10,160)	18.77

Nonvested share awards outstanding at December 31, 2006	463,721	21.07
Granted	311,274	34.94
Vested	(307,747)	19.80
Forfeited	(44,693)	26.27

Nonvested share awards outstanding at December 31, 2007	422,555	$31.66

Nonvested share awards at December 31, 2007 expected to vest	272,602	$29.89

        The total market value at the date of vesting of share awards vesting during the years ended December 31, 2007, 2006 and 2005 was $8.4 million, $11.0 million and $2.0 million, respectively.

11. Income taxes

        The provision for income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$14,702	$14,562	$12,072
State	3,544	2,089	(1,913)
Foreign	5,136	8,464	(625)

Total current	23,382	25,115	9,534

Deferred:
Federal	10,568	10,875	757
State	417	877	267
Foreign	537	(1,232)	(479)

Total deferred	11,522	10,520	545

Total income tax expense	$34,904	$35,635	$10,079

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        Deferred foreign tax expense for the year ended December 31, 2007 is net of $2.4 million of tax benefits resulting from the reduction of deferred tax liabilities due to statutory tax rate changes enacted by certain foreign tax jurisdictions in 2007.

        The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Historically, the Company recorded a liability for the expected outcome of such potential assessments and claims based upon the Company's best estimate of potential assessments or claims by the Internal Revenue Service ("IRS") or other taxing authorities resulting from existing tax exposures and claims adjusted, from time to time, based upon changing facts and circumstances. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which prescribes a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized a net increase of $6.6 million in the liability for unrecognized tax benefits. A summary of changes in the liability for unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Year Ended December 31, 2007
(in thousands)
Balance at implementation	$9,320
Tax positions related to prior periods:
Gross increases	628
Gross reductions	(220)
Tax positions related to current period:
Gross increases	4,498
Gross reductions	(502)
Settlements	—
Lapse of statue of limitations	(2,876)
Impact of foreign currency exchange	307

Balance December 31, 2007	$11,155

        If recognized, approximately $9.1 million of unrecognized tax benefits at December 31, 2007 would reduce the Company's income tax expense and effective tax rate. Recognition of these benefits would also result in deferred tax expense of $3.3 million due to the reversal of related deferred tax assets.

        The tax years 2004 to 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company believes it is reasonably possible that approximately $2.9 million in unrecognized tax benefits will be recognized during 2008 as a result of the recognition of certain federal tax benefits and closing of statues of limitations in certain tax jurisdictions. Recognition of these benefits would also result in deferred tax expense of $2.4 million due to the reversal of related deferred tax assets.

        During the third quarter of 2005, the Company reorganized its U.K. subsidiary for U.S. income tax purposes. As a result, the Company recognized a loss related to its U.K. subsidiary on its 2005 U.S.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

consolidated income tax return. Accordingly, income tax expense for the year ended December 31, 2005 reflects a benefit of approximately $2.3 million attributable to this loss.

        During 2005, the Company reached a settlement with state taxing authorities with respect to certain pre-petition claims primarily resulting from state income tax audits of Superior TeleCom. As a result of the settlement, the Company recognized a non-cash net current tax benefit of $3.8 million (net of income tax of $2.4 million) in 2005. In addition, during 2005, the Company settled certain pre-petition claims with Canadian taxing authorities resulting in a net tax benefit of $0.8 million and certain bankruptcy claims with the IRS resulting in a tax benefit of $0.4 million in 2005.

        Income before income taxes, minority interest and extraordinary gain attributable to domestic and foreign operations was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$80,679	$80,770	$46,204
Foreign	17,134	15,080	(4,654)

Income before income taxes, minority interest and extraordinary gain	$97,813	$95,850	$41,550

        The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% because of the effect of the following items:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Expected income tax expense at U.S. federal statutory tax rate	$34,235	$33,548	$14,542
State income tax expense, net of U.S. federal income tax benefit	2,976	2,274	1,726
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	1,707	921	98
Tax benefit due to enactment of statutory rate reductions	(2,366)	—	—
Settlement of tax contingencies and claims	—	—	(4,993)
Benefit of loss on reorganization of U.K. subsidiary	—	—	(2,251)
Recognition of unrecognized tax benefits	(2,711)	—	—
Unrecognized tax benefits	2,484	—	—
Extraterritorial income exemption and manufacturing deduction	(1,381)	(1,055)	(841)
Change in valuation allowance, net	(293)	958	1,677
Other, net	253	(1,011)	121

Income tax expense	$34,904	$35,635	$10,079

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        Items that result in deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Sale leaseback	$2,665	$2,605
Accruals not currently deductible for tax	8,674	7,971
Pension and post-retirement benefits	11,840	13,641
Net operating loss carryforwards (principally in foreign jurisdictions)	11,046	9,751
Alternative minimum tax credit carryforwards	—	4,356
Share-based compensation	3,065	1,571
Other	546	1,255

Gross deferred tax assets	37,836	41,150
Valuation allowance	(13,519)	(11,795)

Total deferred tax assets	24,317	29,355

Deferred tax liabilities:
Property, plant and equipment	31,662	27,975
Inventories	10,923	3,012
Investments in and undistributed earnings of foreign subsidiaries	1,833	1,357
Other	2,515	1,383

Total deferred tax liabilities	46,933	33,727

Net deferred income tax liability	$(22,616)	$(4,372)

        Net deferred tax assets and liabilities are included in the consolidated balance sheets at December 31, 2007 and 2006 as follows:

	December 31,
	2007	2006
	(in thousands)
Other current assets	$4,741	$13,503
Intangible and other long-term assets	8,708	6,567
Accrued expenses	(13,218)	(6,213)
Other long-term liabilities	(22,847)	(18,229)

	$(22,616)	$(4,372)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, management believes it is more likely than

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

not the Company will realize the benefits of these deductible differences, net of valuation allowances, at December 31, 2007.

        At December 31, 2007, one of Essex Europe's United Kingdom subsidiaries had a net operating loss carryforward of $21.6 million, which is fully reserved, which is available indefinitely to offset future taxable income of the U.K. business. A total of $3.5 million of the valuation allowance relating to the U.K. net operating loss carryforward was established prior to the effective date of Superior TeleCom's plan of reorganization. Accordingly, reductions in this portion of the valuation allowance, if any, will be recorded as additions to additional paid-in-capital. Essex Europe's subsidiary in Portugal had a net operating loss carryforward of $8.6 million at December 31, 2007 expiring in 2008 to 2013.

        One of the Company's Chinese subsidiaries, Essex Magnet Wire (Suzhou) Ltd., has a net operating loss carryforward of approximately $4.4 million which expires in years through 2012. In addition, Essex Magnet Wire (Suzhou) Ltd. is subject to a tax holiday for 2008 and 2009 and will be subject to tax at 50% of the enacted statutory income tax rate for 2010 through 2012. Essex Magnet Wire (Tianjin) Ltd., the Company's other Chinese subsidiary, was subject to a tax holiday which expired in 2007 and will be subject to tax at 50% of the enacted statutory income tax rate for 2008 through 2010.

        As of December 31, 2007, the Company has not provided for withholding or U.S. income taxes on approximately $25 million of accumulated undistributed earnings of of certain of the Company's foreign subsidiaries as they are considered by management to be permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various foreign tax jurisdictions. These taxes could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. deferred income tax liabilities is not considered practicable.

12. Asset impairments, restructuring and other charges

        Essex Europe recorded a restructuring reserve of $0.2 million during 2006 with respect to planned workforce reductions at one of its manufacturing facilities in Germany. The reserve was recorded as part of the continued refinement of the initial purchase price allocation to the assets and liabilities acquired in the Essex Europe acquisition (see note 5) and did not impact operating results. Essex Europe also recorded a restructuring reserve of $0.7 million as part of the initial purchase price allocation in connection with the acquisition of SDS (see note 5). During the year ended December 31, 2006, Essex Europe recorded a provision of $1.9 million which was charged to operations related to workforce reductions and warehouse closures at the Company's U.K. magnet wire and distribution

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset impairments, restructuring and other charges (Continued)

operations and $0.2 million related to warehouse closures at SDS. A summary of the changes in the restructuring reserves for the years ended December 31, 2007 and 2006 is as follows:

	Germany	SDS	U.K.	Total
	(in thousands)
Balance at December 31, 2005	$—	$—	$134	$134
Essex Europe transaction	243	—	—	243
SDS acquisition	—	695	—	695
Increases charged to operations	—	206	1,870	2,076
Payments	(255)	(941)	(1,612)	(2,808)
Foreign currency effects	12	40	(2)	50

Balance at December 31, 2006	—	—	390	390
Increases charged to operations	—	—	12	12
Payments	—	—	(338)	(338)
Foreign currency effects	—	—	24	24

Balance at December 31, 2007	$—	$—	$88	$88

        Essex Europe recorded a restructuring provision of $0.3 million during 2007 related to a workforce reduction at its Viana de Castelo, Portugal manufacturing facility. The majority of the costs were related to severance payments and related benefits. All amounts were paid during 2007. Restructuring and other charges for the year ended December 31, 2007 also include the write-off of $0.4 million of deferred business acquisition costs, $0.4 million of facility exit costs related to former North American magnet wire and distribution segment warehouses and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom's plan of reorganization. In addition to the amounts discussed above, restructuring and other charges for the year ended December 31, 2006 included $0.2 million of facility exit costs primarily related to closure of a warehouse and the prior year closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.3 million of professional fees incurred in connection with the administration of Superior TeleCom's plan of reorganization. These charges were offset by a $0.4 million gain on the favorable settlement of an employee related dispute in our European magnet wire and distribution segment. Restructuring and other charges for the year ended December 31, 2005 consisted of $0.7 million of facility exit costs primarily related to closure of an insulation manufacturing facility in Athens, Georgia as well as several warehouses in the North American magnet wire and distribution segment, $0.1 million of facility exit costs related to the closure of a warehouse in the European magnet wire and distribution segment and $0.3 million of professional fees related to the implementation and administration of the plan of reorganization. The facility exit costs primarily consisted of future lease payments net of estimated sublease rentals.

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

        In 2005, the Company recorded an impairment charge of $2.3 million related to property, plant and equipment of the Company's U.K. subsidiary. The Company evaluated the long-lived assets of its

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset impairments, restructuring and other charges (Continued)

U.K. subsidiary for impairment as of March 31, 2005 after consideration of the continued deterioration in the European magnet wire market in the first quarter of 2005, the loss of a major customer in 2005 and negotiated reductions in the value ascribed to the U.K. net assets in connection with the Essex Europe Transaction (see note 5). The impairment test was based on probability weighted estimated cash flows associated with such assets. The fair value of the assets was based on appraised value determined primarily by comparison to prices for similar assets. The U.K. operation is included in the European magnet wire and distribution segment.

13. Employee benefits

Pension and postretirement benefits

        The Company and its subsidiaries sponsor several defined benefit pension plans. The defined benefit pension plans generally provide for payment of benefits, commencing at retirement (between the ages of 50 and 65), based on the employee's length of service and earnings. Benefit accruals for U.S. salaried employees and non-union hourly employees were frozen effective January 22, 2004 and benefit accruals for substantially all U.S. union employees were frozen during 2005, 2006 and 2007. The pension plan sponsored by the Company's U.K. subsidiary was closed to new entrants in June 2004. In connection with the Simcoe acquisition (see note 5), the Company assumed the defined benefit pension plan covering hourly union employees of the Company's manufacturing facility in Simcoe, Canada. Benefits under the Simcoe plan are based on negotiated benefit rates and the employee's length of service.

        In July 2004, the Company's board of directors approved the adoption of an unfunded supplemental executive retirement plan (the "SERP"). The SERP is designed to provide benefits to certain specified members of management commencing at retirement (between the ages of 55 and 65) based on the employee's length of service and compensation.

        In connection with the acquisition of Nexans' European magnet wire business, the Company assumed the defined benefit pension obligations for active employees of the joint venture's French and German subsidiaries. These plans are unfunded and generally provide for benefits based on the employee's length of service and earnings.

        The Company provides for postretirement employee health care and life insurance benefits for a limited number of its U.S. employees and for Canadian employees at the Company's manufacturing facility in Simcoe, Canada. The Company has established a specified amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the post-retirement health care benefits plans during the years

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee benefits (Continued)

ended December 31, 2007 and 2006 are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans
					Post-Retirement Health Care Benefits
	U.S. Plans		Non U.S. Plans
	Year Ended December 31,
	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$127,205	$123,944	$23,381	$23,872	$3,147	$3,119
Service cost	1,790	1,872	791	677	90	55
Interest cost	7,226	6,940	1,779	1,102	194	168
Actuarial loss (gain)	(6,761)	(388)	(20)	(2,726)	(655)	(176)
Employee contributions	—	—	68	129	—	—
Benefits paid	(5,186)	(5,163)	(2,055)	(2,601)	(32)	(19)
Acquisitions (note 5)	—	—	16,245	18	728	—
Impact of foreign currency exchange	—	—	3,039	2,910	99	—

Benefit obligation at end of period	124,274	127,205	43,228	23,381	3,571	3,147

Change in plan assets:
Fair value of plan assets at beginning of period	98,676	86,013	17,643	16,377	—	—
Actual return on plan assets	3,973	9,405	1,603	1,221	—	—
Employer contributions	6,358	8,421	1,156	308	32	19
Employee contributions	—	—	68	129	—	—
Benefits paid	(5,186)	(5,163)	(2,055)	(2,601)	(32)	(19)
Acquisitions (note 5)	—	—	15,914	—	—	—
Impact of foreign currency exchange	—	—	2,331	2,209	—	—

Fair value of plan assets at end of period	103,821	98,676	36,660	17,643	—	—

Funded status and recognized liability	$(20,453)	$(28,529)	$(6,568)	$(5,738)	$(3,571)	$(3,147)

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost:
Prior service cost	$640	$715	$—	$—	$66	$73
Actuarial (gain) loss	7,201	9,895	(1,682)	(2,115)	(1,086)	(430)

	$7,841	$10,610	$(1,682)	$(2,115)	$(1,020)	$(357)

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee benefits (Continued)

        The total accumulated benefit obligation for all defined benefit pension plans was $164.6 million and $147.2 million at December 31, 2007 and 2006, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)
Projected benefit obligation	$131,920	$133,238
Accumulated benefit obligation	128,992	131,232
Fair value of plan assets	103,821	98,676

        The defined benefit pension plan weighted average asset allocations by asset category at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Asset category:
Equity securities
U.S. plans	62%	64%
Non U.S. plans	54	75
Fixed income investments:
U.S. plans	33	31
Non U.S. plans	33	24
Cash equivalents:
U.S. plans	5	5
Non U.S. plans	13	1

        Pension plan assets for the U.S. defined benefit plans are managed by an investment committee. The investment committee has engaged an investment consultant to provide advice on the investment program and assist in developing investment policy and selecting outside investment managers. The Company has adopted two distinct investment strategies for its U.S. plans together seeking long-term appreciation and consistency of total portfolio returns with a target average return of 6%-8% compounded annually over a five-year rolling time frame. Approximately one-half of the plans' assets at December 31, 2007 are invested in a global securities collective fund which invests primarily in equity, debt and money market instruments in global market sectors around the world. The targeted asset allocation of the collective fund is 65% equities (+/- 30%) and 35% bonds (+/- 30%). The remaining plan assets at December 31, 2007 consist of investments in actively managed index and exchange traded funds that integrate asset allocation strategies across international and U.S. domestic capital markets. The targeted asset allocation of this investment strategy is 60% equities (range of +/- 30%), 39% fixed income (range of 0% to +30%) and 1% cash equivalents (range of 0% to 50%). Prior to December 2005, the investment policy was designed to seek long-term appreciation with a target average return of 8% compounded annually over a five-year moving time frame and provided for the following targeted asset allocation ranges: equity investments of 40-60%; fixed income investments of 25-50%; cash equivalents of 3-10%; and alternative investments (hedge funds) of 5%.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee benefits (Continued)

        Pension assets for the Company's U.K. defined benefit plan are managed by the plan trustees in consultation with investment advisors. The investment policy seeks to outperform various broad market indices by 1%. The investment policy provides for the following targeted asset allocation ranges: equity investments of 70-80% and fixed income investments of 20-30%. The pension assets for the Simcoe pension are currently managed pursuant to the investment policy established by the prior plan sponsor. This policy seeks to provide a 4% real return on a long-term basis and provides for the following targeted asset allocation ranges: equity investments of 45-65%; fixed income investments of 35-55%; and cash equivalents of 0-10%. The Company has established an investment committee for the Simcoe plan and is currently in the process of reevaluating the current investment policy.

        The components of net periodic benefit cost of the defined benefit pension plans and the post-retirement health care benefit plans during the years ended December 31, 2007, 2006 and 2005 are presented below:

	Defined Benefit Pension Plans
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,581	$2,549	$2,290
Interest cost	9,004	8,042	7,369
Expected return on plan assets	(10,160)	(8,082)	(7,721)
Amortization of prior service cost	75	75	75
Amortization of actuarial (gain) loss	(21)	462	5

Total	$1,479	$3,046	$2,018

	Post-Retirement Health Care Benefits
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$90	$55	$58
Interest cost	195	168	162
Amortization of prior service cost	7	7	7

Total	$292	$230	$227

        Past service costs of $0.1 million and actuarial gains of $0.1 million included in other comprehensive income at December 31, 2007 are expected to be recognized as a component of net periodic benefit cost in 2008.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee benefits (Continued)

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2007, 2006 and 2005 were determined based upon the following weighted average assumptions:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	2007	2006	2005	2007	2006	2005
U.S. Plans:
Discount rate	6.2%	5.8%	5.5%	6.2%	5.8%	5.5%
Increase in future compensation	5.0	5.0	5.0	3.0	3.0	3.0
Non U.S. Plans:
Discount rate	5.4	5.1	4.6	5.2	N/A	N/A
Increase in future compensation	3.3	2.9	2.9	N/A	N/A	N/A

        The discount rate for defined benefit plans is determined by matching the projected plan benefit payments to a yield curve constructed using current market rates for a large portfolio of high quality bonds. The assumption regarding increases in future compensation with respect to the U.S. plans relates to the SERP only.

        The net periodic benefit cost of the defined benefit pension plans was determined using the following weighted average assumptions:

	Superior Essex Inc.
	Year Ended December 31,
	2007	2006	2005
U.S. Plans:
Discount rate	5.8%	5.5%	5.6%
Expected return on plan assets	8.0	8.0	8.0
Increase in future compensation	5.0	5.0	5.0
Non U.S. Plans:
Discount rate	5.0	4.6	5.1
Expected return on plan assets	7.4	6.7	7.7
Increase in future compensation	2.9	2.9	2.9

        To determine the long-term rate of return on pension assets, the Company considers the current and expected plan asset allocation, as well as historical and expected returns on various categories of plan assets.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee benefits (Continued)

        Benefit payments under the Company's defined benefit pension plans and post-retirement health care benefit plan, which reflect expected future service, are expected to be paid as follows:

Year	Defined Benefit Pension Plans	Post-Retirement Health Care Benefits
	(in thousands)
2008	$7,098	$71
2009	7,332	112
2010	7,555	136
2011	7,957	162
2012	8,205	188
2013 through 2017	53,051	1,248

        The Company expects to contribute $5.4 million to its defined benefit pension plans in 2008.

        The Company sponsors several defined contribution plans covering substantially all U.S. employees. The plans provide for limited company matching of participants' contributions. The Company's contributions for the years ended December 31, 2007, 2006 and 2005 were $3.7 million, $3.4 million and $3.2 million, respectively.

14. Derivative financial instruments and fair value information

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

Commodity price risk management

        The cost of copper, the Company's most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into futures purchase contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged sales transactions are reflected in the income statement. Hedge ineffectiveness, which is not significant, is immediately

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative financial instruments and fair value information (Continued)

recognized in earnings. The Company's commodities futures purchase contracts designated as cash flow hedges are summarized as follows at December 31, 2007 and 2006:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
December 31, 2007:
Copper	5,450	2008	$3.14	$(495)

December 31, 2006:
Copper	16,300	2007	2.94	$(929)

        Substantially all of the unrealized loss on commodity futures outstanding at December 31, 2007 recognized as a component of accumulated other comprehensive income is expected to be reclassified in earnings within the next twelve months to match the copper component of product pricing for outstanding customer orders.

        Essex Europe and Essex Magnet Wire (Tianjin) Ltd. enter into commodity futures contracts to match the copper component of customer product pricing with the cost component of the inventory shipped. The futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. These contracts represent economic hedges but have not been designated as hedges for accounting purposes. Accordingly, unrealized gains and losses on these contracts are recorded in income as a component of cost of goods sold. Net losses recognized on these contracts were $5.5 million for the year ended December 31, 2007 and net gains recognized were $1.1 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. There were no open positions as of December 31, 2006. Outstanding commodities futures purchase contracts held by Essex Europe and Essex Magnet Wire (Tianjin) Ltd. at December 31, 2007 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
Copper	2,876	2008	$3.07	$(293)

Foreign currency exchange risk management

        The Company engages in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, the Company enters into intercompany loans, some of which are not considered long-term investments, among subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, the Company hedges

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative financial instruments and fair value information (Continued)

certain, but not all, of its foreign currency exposures through the use of foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent economic hedges but have not been designated as hedges for accounting purposes. Changes in the fair value of these contracts, together with gains and losses on foreign currency transactions, are reflected in current earnings as a component of other income and expense..

        The Company is also exposed to foreign currency translation risk resulting from the translation of the financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar. The Company's most significant translation exposure is the Euro in relation to the U.S. dollar. During 2007 the Company entered into foreign currency put options to hedge against adverse fluctuations in the results of operations of certain of its foreign subsidiaries resulting from foreign currency translation. The put options expired in 2007.

        The following table summarizes information about foreign currency related derivatives as of December 31, 2007:

Derivatives	Notional Amount		Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands)			(in thousands)
Forward exchange contracts:
U.S. dollars (sell for Euros)	4,100	USD	0.68	$—
U.S. dollars (buy with Canadian dollars)	4,000	USD	0.99	—
Canadian dollars (sell for U.S. dollars)	13,000	CAD	0.99	—
Euros (buy with British pounds)	7,000	EURO	0.74	—
Euros (sell for U.S. dollars)	1,980	EURO	1.46	—
British pounds (sell for Euros)	1,100	GBP	1.35	—
British pounds (buy with Euros)	600	GBP	0.74	—

				$—

        At December 31, 2006, the Company had outstanding foreign currency forward exchange contracts to exchange 9.0 million Canadian dollars for $7.7 million in January 2007. The fair value of these forward exchange contracts was insignificant at December 31, 2006. Net gains (losses) recognized on foreign exchange derivative contracts were $(1.4) million, $(0.1) million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

15. Commitments and contingencies

Operating leases

        The Company has various operating leases, primarily for warehouse space and certain manufacturing plants. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Total rent expense under cancelable and noncancelable operating leases was $11.7 million, $10.1 million and $8.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and contingencies (Continued)

        At December 31, 2007, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year
2008	$10,557
2009	7,105
2010	5,228
2011	3,823
2012	2,758
Thereafter	4,874

$34,345

Legal matters

        The Company is involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, management believes it has valid defenses with respect to all legal matters against the Company and its subsidiaries and does not believe any such matters, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, liquidity or results of operations.

        In 2003, Superior TeleCom and Essex Electric Inc. ("Essex Electric") each filed lawsuits under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) are being held in escrow by plaintiffs' counsel (the "Escrowed Settlement Proceeds"). The Company and Essex Electric, now known as Exeon Inc. ("Exeon"), each claim to be entitled to the Escrowed Settlement Proceeds. On June 18, 2007, Exeon filed an action for declaratory judgment and related relief against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, New York County (the "2007 NY Action"). Exeon Inc. v. Superior Essex Inc., Superior Telecommunications Inc., Essex International Inc., and Essex Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 108413/07. In the 2007 NY Action, Exeon seeks a declaration that the claims giving rise to the Escrowed Settlement Proceeds were transferred to Exeon in connection with the sale of a portion of the electrical wire business of the Company's subsidiary, Essex Group, to Exeon in 2002 and that Exeon is entitled to all of the Escrowed Settlement Proceeds. The 2007 NY Action also alleges that the Company, by claiming the Escrowed Settlement Proceeds attributable to the electrical wire business, is in breach of the purchase agreement related to the sale of a portion of the Essex

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and contingencies (Continued)

Group electrical wire business to Exeon and seeks damages in excess of $40 million resulting from the alleged breach.

        On June 20, 2007, the Company and Essex Group filed suit in the Superior Court of Cobb County, Georgia against Essex Electric and the other defendants named therein (the "2007 Cobb Action"). Superior Essex Inc., et al. v. Exeon Inc., et al., Civil Action File No. 07-1-5146-28, Superior Court of Cobb County, Georgia. The 2007 Cobb Action sought a declaratory judgment that the Company is entitled to all of the Escrowed Settlement Proceeds. In addition, the 2007 Cobb Action sought damages as a result of a breach of the purchase agreement and breaches of fiduciary duty. In connection with the 2007 Cobb Action, the Company filed a motion to dismiss or stay the 2007 NY Action pending the outcome of the 2007 Cobb Action.

        The Company's motion to dismiss or stay the 2007 NY Action pending resolution of the 2007 Cobb Action was denied, and the 2007 Cobb Action has been dismissed on the sole ground that New York is the most appropriate forum for resolution of these disputes. The Company has now asserted in the 2007 NY Action those claims that it had asserted in the 2007 Cobb Action. Discovery is underway in the 2007 NY Action. Legal fees related to these actions are expensed as incurred.

        On January 29, 2008, Belden Technologies, Inc. and Belden CDT (Canada) Inc. ("Belden") filed a Complaint against the Company and Superior Essex Communications in the United States District Court for the District of Delaware, alleging that the Company infringed U.S. Patent Nos. 5,424,491; 6,074,503; 6,570,095; 6,596,944; 6,998,537; and 7,179,999. The six patents-in-suit are directed to communication cables and related manufacturing processes in the premises products field. Belden has not completed formal service of the Complaint and summons upon the Company. The Company has not responded to the Complaint by filing an Answer or a motion with the district court in view of the preliminary nature of the lawsuit. Nevertheless, the Company will vigorously defend against the suit if served.

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

        These issues include isolated sales of products by a foreign subsidiary which were not in compliance with U.S. trade control laws related to Cuba. The Company has voluntarily reported these transactions related to Cuba to the U.S. Department of Treasury, Office of Foreign Asset Control. Upon discovery of transactions related to Cuba, the Company undertook a comprehensive review of transactions that may involve embargoed countries. The Company has completed that review and has identified no further transactions that were not in compliance with U.S. laws related to embargoed countries.

        In addition, through this review, the Company has learned that it shipped a coating for its magnet wire products to its manufacturing operations in Mexico and China and such shipments were misclassified under the U.S. export laws. Such shipments occurred on a regular basis without required export authorization. The Company has voluntarily reported such violations to the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). On January 26, 2008, BIS granted licenses for shipments of the coating to the Company's facilities in Mexico and China.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and contingencies (Continued)

        To the extent the Company violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that any actual fines or penalties imposed will not have a material adverse affect on the Company's business, financial condition, liquidity or results of operations.

        Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will only be able to assert claims against the insurers under applicable insurance coverage and related arrangements. Management believes that Essex International's exposure, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon the Company's business, financial condition, liquidity or results of operations.

Environmental matters

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

        A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at December 31, 2007. These accruals are not material to the Company's operations or financial position.

Purchase commitments

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments with its suppliers for copper to match its cost to the value of the copper expected to be billed to customers. At December 31, 2007, the Company had forward fixed-price copper purchase commitments for delivery of 38.9 million pounds through June 2009 for $126.4 million. Additionally, at December 31, 2007, the Company had forward purchase fixed-price commitments for 0.7 million pounds of aluminum through December 2008, 173,000 megawatts of electricity through 2010 and 270,000 MMBTUs of natural gas through March 2008 amounting to $0.9 million, $13.4 million and $2.1 million, respectively.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and contingencies (Continued)

Other

        In 2006, the Company entered into indemnification agreements with its directors and certain members of management. The agreements provide that the Company will indemnify the directors and specified officers to the full extent permitted by applicable law against expenses, judgments, fines and amounts paid in settlement by the directors or officers in connection with legal proceedings in which the director or officer is involved by reason of their service to the Company as an officer or director. The agreements terminate upon the later of six years after termination of service or final termination of any proceeding to which the agreements apply.

        On November 28, 2007, the Company announced a share repurchase program authorized by the Board of Directors to purchase up to $20 million of its outstanding common stock through open market purchase at times and prices considered attractive. The Company had repurchased 366,118 shares for $9.1 million as of December 31, 2007. The share repurchases are pursuant to a 10b5-1 trading plan. In January 2008, the Company completed it repurchases under the plan. The Company repurchased a total of 861,779 shares at an average price of $23.21 per share.

16. Related party transactions

        Essex Europe has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $298.4 million, $322.0 million and $36.4 million in 2007, 2006 and 2005, respectively.

        Essex Europe leases its manufacturing facility in Chauny, France from Nexans for an annual rental of €100 thousand. The lease expires in October 2009 at which time Essex Europe has an option to purchase the facility from Nexans for €1.5 million less rent paid under the lease.

        The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation ("Femco"). Net sales to Femco were $25.5 million, $25.4 million and $14.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total net receivables from Femco were $2.3 million at December 31, 2007. The operations of Femco and the Company's equity in the earnings of Femco are not significant.

        In December 2002, Superior TeleCom sold its electrical wire business to Essex Electric Inc. ("Essex Electric"), a subsidiary of Superior TeleCom's then parent company, The Alpine Group Inc. In connection with the transaction Superior TeleCom received a warrant valued at $1.0 million to purchase 19.9% of the common stock of Essex Electric. The Company and Superior TeleCom subsequently invested a total of $1.7 million representing their pro rata share of additional equity offerings made by Essex Electric. In January 2006, Alpine purchased all of the Company's interest in Essex Electric, including the outstanding warrant, for a total cash price of $8.5 million.

        In connection with the sale of its electrical business, Superior TeleCom and Essex Electric entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The purchase price for copper rod specified in the Supply Agreement was based on the COMEX price plus an adder to reflect conversion

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related party transactions (Continued)

to copper rod. In November 2003, the Supply Agreement was replaced by a new agreement and the Company continued to sell copper rod to Essex Electric through January 2006. Total sales of copper rod by the Company to Essex Electric were $7.1 million and $90.0 million, respectively, for the years ended December 31, 2006 and 2005.

17. Business segments and foreign operations

        Reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications cable, North American magnet wire and distribution, European magnet wire and distribution, Asia/Pacific magnet wire and copper rod. The communications cable segment includes copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Europe and manufactures and markets magnet wire used in motors, transformers and electrical coils and controls primarily in Europe. The European magnet wire and distribution segment also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. As a result of the Tianjin, China acquisition in July 2007 (see note 5) and certain management reporting changes made during the third quarter of 2007, the Company began reporting a new segment, the Asia/Pacific magnet wire segment. The Asia/Pacific magnet wire segment includes the Tianjin, China business and the Company's greenfield manufacturing operations in Suzhou, China. The operations of the Suzhou facility were previously included in the North American magnet wire and distribution segment. All prior period segment information has been retrospectively adjusted to reflect the current segment reporting structure. The copper rod segment includes sales of copper rod produced by the Company's North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The components of restructuring and other charges are discussed in note 12.

        The Company's chief operating decision maker evaluates segment performance based on a number of factors with operating income, excluding corporate and other costs, restructuring and other charges and asset impairments, being the most critical. Accordingly, corporate and other costs, restructuring and other charges, asset impairments and gain on sale of product line are not allocated to the Company's reportable segments.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Business segments and foreign operations (Continued)

        Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales(a):
Communications cable(b)	$854,900	$817,886	$678,669
North American magnet wire and distribution(c)	1,108,414	1,029,417	715,706
European magnet wire and distribution(d)	758,449	647,015	105,786
Asia/Pacific magnet wire(e)	31,477	—	—
Copper rod(f)	239,842	443,835	294,805

	$2,993,082	$2,938,153	$1,794,966

Depreciation and amortization expense:
Communications cable	$14,968	$14,334	$12,548
North American magnet wire and distribution	9,887	10,065	9,936
European magnet wire and distribution	4,123	2,196	755
Asia/Pacific magnet wire	1,693	56	—
Copper rod	737	1,068	605
Corporate and other	244	194	76

	$31,652	$27,913	$23,920

Operating income (loss):
Communications cable	$88,669	$90,064	$54,387
North American magnet wire and distribution	50,725	43,877	34,996
European magnet wire and distribution	22,592	19,341	(3,667)
Asia/Pacific magnet wire	(2,890)	(1,752)	(157)
Copper rod	57	(276)	(681)
Corporate and other	(29,866)	(27,274)	(21,089)
Restructuring and other charges and asset impairments	(1,475)	(4,243)	(3,427)
Gain on sale of product line	—	—	10,355

	$127,812	$119,737	$70,717

Capital and long-lived asset expenditures, including assets acquired in business acquisitions:
Communications cable	$9,051	$8,842	$8,429
North American magnet wire and distribution(g)	10,984	5,252	7,361
European magnet wire and distribution(h)	61,585	6,197	1,182
Asia/Pacific magnet wire(i)	12,994	23,766	2,549
Copper rod	840	690	355
Corporate and other	648	78	451

	$96,102	$44,825	$20,327

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Business segments and foreign operations (Continued)

	December 31,
	2007	2006
Total assets:
Communications cable	$377,895	$388,892
North American magnet wire and distribution	336,231	303,069
European magnet wire and distribution	405,307	247,337
Asia/Pacific magnet wire	74,746	35,976
Copper rod	15,560	41,323
Corporate and other	5,651	10,222

	$1,215,390	$1,026,819

(a)
One customer accounted for 10% of consolidated net sales for the years ended December 31, 2007 and 2006. No customer accounted for more than 10% of consolidated net sales for the year ended December 31, 2005.

(b)
Two customers accounted for 36% and 10%, respectively, of the communications cable segment's net sales for the year ended December 31, 2007. Two customers accounted for 36% and 11%, respectively, of the communications cable segment's net sales for the year ended December 31, 2006. Four customers accounted for 21%, 17%, 11% and 10%, respectively, of the communications cable segment's net sales for the year ended December 31, 2005. Net sales to the RBOCs and major independent telephone companies accounted for 66%, 67% and 68% of the communications cable segment's sales for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)
One customer accounted for 14% of the North American magnet wire and distribution segment's sales for the year ended December 31, 2007. Two customers accounted for 16% and 10%, respectively, of the North American magnet wire and distribution segment's sales for the year ended December 31, 2006. One customer accounted for 10% of the North American magnet wire and distribution segment's sales for the years ended December 31, 2005.

(d)
Two customers with sales in excess of 10% of segment sales accounted for 24% of the European magnet wire and distribution segment's net sales for the year ended December 31, 2007 and two customers with sales in excess of 10% of segment sales accounted for 27% of the European magnet wire and distribution segment's net sales for the year ended December 31, 2006.

(e)
Five customers accounted for 67% of the Asia/Pacific magnet wire segment's sales for the year ended December 31, 2007.

(f)
Two customers accounted for 54% and 29%, respectively, of the copper rod segment's net sales for the year ended December 31, 2007. Three customers accounted for 45%, 34% and 13%, respectively, of the copper rod segment's net sales for the year ended December 31, 2006. Two customers accounted for 45% and 31%, respectively, of the copper rod segment's net sales for the year ended December 31, 2005.

(g)
Includes property, plant and equipment and other long-term assets of $3.6 million acquired in 2007 in connection with the Simcoe acquisition (see note 5).

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Business segments and foreign operations (Continued)

(h)
Includes property, plant and equipment of $42.1 million acquired in 2007 in connection with the Invex acquisition (see note 5).

(i)
Includes property, plant and equipment and intangible assets of $7.0 million acquired in 2007 in connection with the Tianjin acquisition (see note 5).

        The following provides information about domestic and foreign operations for the years ended December 31, 2007, 2006 and 2005. Net sales are attributed to the location in which the sale was originated.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales:
United States	$2,107,929	$2,289,067	$1,687,770
Other North American countries	91,509	2,071	1,410
France	210,473	188,178	27,348
Germany	351,079	345,352	37,195
Other European countries	196,897	113,485	41,243
China	35,195	—	—

	$2,993,082	$2,938,153	$1,794,966

	December 31,
	2007	2006
	(in thousands)
Long-lived assets, net:
United States	$219,996	$228,546
Other North American countries	26,339	23,108
Europe	71,301	15,805
China	41,150	27,468

	$358,786	$294,927

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly financial information (unaudited)

        The unaudited quarterly results of operations of the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$695,628	$772,440	$781,406	$743,608
Gross profit	61,245	74,451	75,642	73,188
Restructuring and other charges	874	413	212	(24)
Operating income	24,772	36,051	36,555	30,434
Income before extraordinary gain(a)	9,158	16,359	20,315	14,615
Net income(a)	$9,158	$19,898	$20,315	$14,306

Income per share of common stock(b):
Basic:
Income before extraordinary gain	$0.45	$0.81	$1.00	$0.71
Net income	0.45	0.98	1.00	0.70
Diluted:
Income before extraordinary gain	0.45	0.80	0.98	0.70
Net income	$0.45	$0.97	$0.98	$0.69

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$651,694	$818,193	$796,289	$671,977
Gross profit	58,449	86,699	72,354	55,733
Restructuring and other charges and asset impairment charge	781	197	2,117	1,148
Operating income	22,056	48,264	32,712	16,705
Gain on sale of investment	5,788	—	—	—
Income before extraordinary gain	12,228	22,819	14,707	6,724
Net income	$13,099	$22,819	$14,707	$6,724

Income per share of common stock(b):
Basic:
Income before extraordinary gain	$0.73	$1.31	$0.74	$0.34
Net income	0.78	1.31	0.74	0.34
Diluted:
Income before extraordinary gain	0.71	1.27	0.72	0.33
Net income	$0.76	$1.27	$0.72	$0.33

(a)
In the fourth quarter of 2007 the Company recognized $1.7 million of tax benefits resulting from the reduction of deferred tax liabilities due to statutory tax rate changes enacted by certain foreign tax jurisdictions.

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly financial information (unaudited) (Continued)

(b)
Net income per share of common stock is determined by computing a year-to-date weighted average of the incremental shares included in each quarterly net income per share calculation. As a result, the sum of the net income per share for the four quarterly periods may not equal the net income per share for the twelve month period.

19. Supplemental guarantor information

        The 9% senior unsecured notes issued on April 14, 2004 were issued by Superior Essex Communications and Essex Group as joint and several obligors. The notes are fully and unconditionally guaranteed by the Company and each of its existing and future domestic restricted subsidiaries (as defined in the indenture governing the notes). All of the Company's current domestic subsidiaries, other than IP Licensing LLP, are restricted subsidiaries. The following consolidating information presents information about the Company (the "Parent"), the issuers, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are presented on the equity method. Intercompany transactions are eliminated in consolidation. Intercompany investing cash flows for the

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

years ended December 31, 2006 and 2005 that were previously presented as financing cash flows have been adjusted and properly presented as investing cash flows in the current year presentation.

	Balance Sheet Information December 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$180	$79,379	$168	$22,950	$—	$102,677
Accounts receivable, net	—	176,299	2,815	224,018	—	403,132
Inventories, net	—	164,834	12,075	133,076	—	309,985
Other current assets	1,808	8,195	589	18,022	3,488	32,102

Total current assets	1,988	428,707	15,647	398,066	3,488	847,896
Property, plant and equipment, net	901	188,571	13,509	120,302	—	323,283
Intangible and other long-term assets	9,150	30,350	11	14,016	(9,316)	44,211
Investment in subsidiaries	298,323	155,612	242,711	—	(696,646)	—
Intercompany accounts	142,360	—	40,355	—	(182,715)	—

Total assets	$452,722	$803,240	$312,233	$532,384	$(885,189)	$1,215,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$65,859	$—	$65,859
Current portion of long-term debt	—	—	—	1,097	—	1,097
Accounts payable	265	111,857	5,219	127,701	—	245,042
Accrued expenses	3,376	32,846	78	60,182	3,488	99,970

Total current liabilities	3,641	144,703	5,297	254,839	3,488	411,968
Long term-debt	—	259,654	5,000	21,575	—	286,229
Other long-term liabilities	18,528	39,681	3,613	31,428	(9,316)	83,934
Intercompany accounts	—	56,552	—	126,163	(182,715)	—

Total liabilities	22,169	500,590	13,910	434,005	(188,543)	782,131
Minority interest	—	—	—	2,706	—	2,706
Stockholders' equity	430,553	302,650	298,323	95,673	(696,646)	430,553

Total liabilities and stockholders' equity	$452,722	$803,240	$312,233	$532,384	$(885,189)	1,215,390

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Balance Sheet Information December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$94	$44,071	$2	$9,326	$—	$53,493
Accounts receivable, net	—	192,648	3,979	138,993	—	335,620
Inventories, net	—	203,041	13,344	72,949	—	289,334
Other current assets	9,288	22,398	623	14,569	—	46,878

Total current assets	9,382	462,158	17,948	235,837	—	725,325
Property, plant and equipment, net	497	193,398	15,227	49,358	—	258,480
Intangible and other long-term assets	4,014	34,275	—	8,780	(4,055)	43,014
Investment in subsidiaries	266,174	102,222	223,683	—	(592,079)	—
Intercompany accounts	95,378	—	21,378	—	(116,756)	—

Total assets	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$30,176	$—	$30,176
Current portion of long-term debt	—	—	—	1,192	—	1,192
Accounts payable	4,537	82,611	3,392	70,566	—	161,106
Accrued expenses	6,862	32,127	220	55,411	—	94,620

Total current liabilities	11,399	114,738	3,612	157,345	—	287,094
Long term-debt	—	258,848	5,000	28,827	—	292,675
Other long-term liabilities	5,058	45,760	3,450	9,183	(4,055)	59,396
Intercompany accounts	—	101,946	—	14,810	(116,756)	—

Total liabilities	16,457	521,292	12,062	210,165	(120,811)	639,165
Minority interest	—	—	—	28,666	—	28,666
Stockholders' equity	358,988	270,761	266,174	55,144	(592,079)	358,988

Total liabilities and stockholders' equity	$375,445	$792,053	$278,236	$293,975	$(712,890)	$1,026,819

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Statement of Operations Information Year Ended December 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$30,077	$2,106,960	$253,247	$906,926	$(304,128)	$2,993,082
Cost of goods sold	—	1,905,777	232,912	843,918	(274,051)	2,708,556

Gross profit	30,077	201,183	20,335	63,008	(30,077)	284,526
Selling, general and administrative expenses	(29,837)	(109,336)	(8,598)	(37,545)	30,077	(155,239)
Restructuring and other charges	(289)	(308)	(112)	(766)	—	(1,475)

Operating income (loss)	(49)	91,539	11,625	24,697	—	127,812
Interest expense	(3)	(31,202)	(475)	(9,341)	9,313	(31,708)
Interest income	7,019	3,302	1,227	159	(9,313)	2,394
Other income (expense), net	52	(781)	23	21	—	(685)

Income before income taxes, equity in earnings (loss) of subsidiaries, minority interest and extraordinary gain	7,019	62,858	12,400	15,536	—	97,813
Provision for income taxes	(3,196)	(24,085)	(2,509)	(5,114)	—	(34,904)
Equity in earnings of subsidiaries	56,624	18,084	46,733	—	(121,441)	—
Minority interest in earnings of subsidiary	—	—	—	(2,462)	—	(2,462)
Extraordinary gain	3,230	3,230	3,230	2,880	(9,340)	3,230

Net income	$63,677	$60,087	$59,854	$10,840	$(130,781)	$63,677

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Statement of Operations Information Year Ended December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$27,607	$2,272,818	$237,612	$668,629	$(268,513)	$2,938,153
Cost of goods sold	—	2,070,003	217,318	618,503	(240,906)	2,664,918

Gross profit	27,607	202,815	20,294	50,126	(27,607)	273,235
Selling, general and administrative expenses	(27,228)	(110,006)	(8,793)	(30,835)	27,607	(149,255)
Restructuring and other charges	(379)	(199)	—	(1,665)	—	(2,243)
Asset impairment charge	—	(2,000)	—	—	—	(2,000)

Operating income	—	90,610	11,501	17,626	—	119,737
Interest expense	(1)	(31,226)	(475)	(3,111)	4,552	(30,261)
Interest income	3,866	595	687	83	(4,552)	679
Gain on sale of investment	5,788	—	—	—	—	5,788
Other income (expense), net	—	261	138	(492)	—	(93)

Income before income taxes, equity in earnings (loss) of subsidiaries, minority interest and extraordinary gain	9,653	60,240	11,851	14,106	—	95,850
Provision for income taxes	(3,572)	(20,775)	(4,298)	(6,990)	—	(35,635)
Equity in earnings of subsidiaries	51,268	12,123	43,715	—	(107,106)	—
Minority interest in earnings of subsidiary	—	—	—	(3,737)	—	(3,737)
Extraordinary gain	—	—	—	871	—	871

Net income	$57,349	$51,588	$51,268	$4,250	$(107,106)	$57,349

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Statement of Operations Information Year Ended December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$21,466	$1,698,985	$152,654	$123,027	$(201,166)	$1,794,966
Cost of goods sold	—	1,541,793	141,456	117,935	(179,700)	1,621,484

Gross profit	21,466	157,192	11,198	5,092	(21,466)	173,482
Selling, general and administrative expenses	(21,045)	(95,038)	(8,285)	(6,791)	21,466	(109,693)
Restructuring and other charges	(324)	(663)	—	(134)	—	(1,121)
Asset impairment charge	—	—	—	(2,306)	—	(2,306)
Gain on sale of product line	—	10,355	—	—	—	10,355

Operating income (loss)	97	71,846	2,913	(4,139)	—	70,717
Interest expense	—	(27,966)	(397)	(355)	—	(28,718)
Interest income	—	7	1	17	—	25
Other income (expense), net	(97)	391	(145)	(623)	—	(474)

Income (loss) before income taxes, equity in earnings (loss) of subsidiaries and minority interest	—	44,278	2,372	(5,100)	—	41,550
Provision for income taxes	—	(8,922)	(909)	(248)	—	(10,079)
Equity in earnings (loss) of subsidiaries	31,912	(3,393)	30,449	—	(58,968)	—
Minority interest in losses of subsidiary	—	—	—	441	—	441

Net income (loss)	$31,912	$31,963	$31,912	$(4,907)	$(58,968)	$31,912

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Statement of Cash Flows Information Year Ended December 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used in) operating activities	$11,446	$158,730	$15,985	$(13,248)	$—	$172,913
Cash flows from investing activities:
Capital expenditures	(648)	(16,197)	(72)	(23,815)	—	(40,732)
Business acquisitions, net of cash acquired	—	—	—	(81,486)	—	(81,486)
Proceeds from sale of investments and other assets	—	602	—	—	—	602
Intercompany accounts	(5,670)	(86,706)	(14,927)	—	107,303	—
Investment in subsidiaries	—	(21,941)	—	—	21,941	—
Dividends received	—	1,295	475	—	(1,770)	—

Cash flows provided by (used for) investing activities	(6,318)	(122,947)	(14,524)	(105,301)	127,474	(121,616)

Cash flows from financing activities:
Proceeds from short-term borrowings, net	—	—	—	18,333	—	18,333
Proceeds from long-term borrowings	—	—	—	163	—	163
Repayments of long-term borrowings	—	—	—	(15,468)	—	(15,468)
Treasury stock purchases	(9,131)	—	—	—	—	(9,131)
Intercompany accounts	—	—	—	111,353	(111,353)	—
Capital contributions	—	—	—	17,891	(17,891)	—
Dividends paid	—	(475)	(1,295)	—	1,770	—
Proceeds from exercise of stock options	1,763	—	—	—	—	1,763
Other	2,326	—	—	—	—	2,326

Cash flows provided by (used for) financing activities	(5,042)	(475)	(1,295)	132,272	(127,474)	(2,014)

Effect of exchange rate changes on cash	—	—	—	(99)	—	(99)

Net increase in cash and cash equivalents	86	35,308	166	13,624	—	49,184
Cash and cash equivalents at beginning of period	94	44,071	2	9,326	—	53,493

Cash and cash equivalents at end of period	$180	$79,379	$168	$22,950	$—	$102,677

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Statement of Cash Flows Information Year Ended December 31, 2006
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used in) operating activities	$(13,819)	$(12,775)	$8,680	$(3,355)	$—	$(21,269)
Cash flows from investing activities:
Capital expenditures	(78)	(12,833)	(6)	(24,602)	—	(37,519)
Business acquisitions, net of cash acquired	—	—	—	(1,189)	—	(1,189)
Proceeds from sale of investments and other assets	8,750	78	—	—	—	8,828
Intercompany accounts	(85,476)	—	(9,273)	—	94,749	—
Investment in subsidiaries	—	(8,900)	—	—	8,900	—
Dividends received	—	—	476	—	(476)	—

Cash flows provided by (used for) investing activities	(76,804)	(21,655)	(8,803)	(25,791)	103,173	(29,880)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	—	(13,049)	—	6,516	—	(6,533)
Proceeds from long-term borrowings	—	—	—	12,026	—	12,026
Repayments of long-term borrowings	—	—	—	(527)	—	(527)
Proceeds from common stock offering	80,792	—	—	—	—	80,792
Intercompany accounts	—	91,631	—	9,793	(101,424)	—
Capital contributions	—	—	—	2,225	(2,225)	—
Dividends paid	—	(476)	—	—	476	—
Proceeds from exercise of stock options	3,995	—	—	—	—	3,995
Other	5,861	—	—	—	—	5,861

Cash flows provided by (used for) financing activities	90,648	78,106	—	30,033	(103,173)	95,614

Effect of exchange rate changes on cash	—	—	—	844	—	844

Net increase (decrease) in cash and cash equivalents	25	43,676	(123)	1,731	—	45,309
Cash and cash equivalents at beginning of period	69	395	125	7,595	—	8,184

Cash and cash equivalents at end of period	$94	$44,071	$2	$9,326	$—	$53,493

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental guarantor information (Continued)

	Statement of Cash Flows Information Year Ended December 31, 2005
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$4,192	$37,845	$1,829	$3,537	$—	$47,403
Cash flows from investing activities:
Essex Europe acquisition, net of cash acquired	—	—	—	(17,196)	—	(17,196)
Belden and Nexans asset acquisitions	—	(10,000)	—	—	—	(10,000)
Capital expenditures	(451)	(14,937)	(916)	(3,186)	—	(19,490)
Net proceeds from sale of assets and product line	11	11,599	—	—	—	11,610
Intercompany accounts	(4,658)	(1,347)	(1,306)	—	7,311	—
Investment in subsidiaries	—	(20,785)	—	—	20,785	—
Other	—	—	475	(832)	(475)	(832)

Cash flows used for investing activities	(5,098)	(35,470)	(1,747)	(21,214)	27,621	(35,908)

Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(16,951)	—	(3,419)	—	(20,370)
Debt issuance costs	—	(1,591)	—	—	—	(1,591)
Repayments of long-term borrowings	—	—	—	(57)	—	(57)
Intercompany accounts	—	—	—	7,311	(7,311)	—
Capital contributions	—	—	—	20,785	(20,785)	—
Proceeds from exercise of stock options	869	—	—	—	—	869
Other	—	(475)	—	—	475	—

Cash flows provided by (used for) financing activities	869	(19,017)	—	24,620	(27,621)	(21,149)

Effect of exchange rate changes on cash	—	(1,060)	—	586	—	(474)

Net increase (decrease) in cash and cash equivalents	(37)	(17,702)	82	7,529	—	(10,128)
Cash and cash equivalents at beginning of period	106	18,097	43	66	—	18,312

Cash and cash equivalents at end of period	$69	$395	$125	$7,595	$—	$8,184

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent event—North American magnet wire and distribution restructuring

        On January 23, 2008, the Company announced that it is consolidating and restructuring its North American magnet wire manufacturing facilities. The changes are expected to more efficiently match the Company's production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of the Company's Vincennes, Indiana, facility, which is expected to be completed by the fourth quarter of 2008. The Company's Board of Directors authorized the action on January 16, 2008 and the restructuring was communicated to employees on January 23, 2008.

        The total restructuring charges are estimated at $22 million, consisting of non-cash charges of approximately $15 million, principally through accelerated depreciation, and cash charges of approximately $7 million relating to employee severance and retention, equipment relocation and other costs associated with the restructuring. The Company expects to incur these charges in 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008	SUPERIOR ESSEX INC.
	By:	/s/ STEPHEN M. CARTER Stephen M. Carter Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Monte R. Haymon	Chairman of the Board	February 29, 2008
/s/ STEPHEN M. CARTER Stephen M. Carter	Chief Executive Officer and Director (principal executive officer)	February 29, 2008
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)	February 29, 2008
/s/ TRACYE C. GILLELAND Tracye C. Gilleland	Senior Vice President and Controller (principal accounting officer)	February 29, 2008
* Stephanie W. Bergeron	Director	February 29, 2008
* Denys Gounot	Director	February 29, 2008
* James F. Guthrie	Director	February 29, 2008
* Andrew P. Hines	Director	February 29, 2008
* Thomas H. Johnson	Director	February 29, 2008
* Perry J. Lewis III	Director	February 29, 2008
* Joseph M. O'Donnell	Director	February 29, 2008
*By:	/s/ BARBARA L. BLACKFORD Barbara L. Blackford Attorney-in-fact

SUPERIOR ESSEX INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$5,652	$709	$1,443	(a)	$(1,301	)(b)	$6,503
Year ended December 31, 2006:
Allowance for doubtful accounts	5,151	1,798	—		(1,297	)(b)	5,652
Year ended December 31, 2005:
Allowance for doubtful accounts	1,800	2,454	1,598	(c)	(701	)(b)	5,151

(a)
Balance consists of the following:

Allowances acquired in business acquisitions	$768
Translation effects	469
Other	206

$1,443

(b)
Write-offs net of recoveries

(c)
Primarily allowances acquired in Essex Europe transaction

S-1