Form 10-Q
period 2008-03-31
SUPERIOR ESSEX INC
filed 2008-05-09
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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
Yes ☒ No ☐

As of May 5, 2008, the registrant had 19,829,785 shares of common stock, $0.01 par value, outstanding.

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

•                  “Essex Group” refers to Essex Group, Inc., a wholly-owned subsidiary of Essex International.

•                  “Essex International” refers to Essex International Inc., a wholly- owned subsidiary of Superior Essex Holding

•                  “Essex Europe” refers to Essex Europe S.A.S., a wholly-owned French holding company (formerly known as Essex Nexans Europe S.A.S.) which owns our consolidated operations in Europe.

•                  “LME” refers to the London Metal Exchange, which operates the principal European copper futures and options trading market.

•                  “SHME” refers to the Shanghai Metal Exchange, which operates the principal Asian copper futures and options trading market.

•                  “Superior Essex Communications” refers to Superior Essex Communications LP, a limited partnership with Superior Essex Holding as the sole limited partner and SE Communications GP, a wholly-owned subsidiary of Superior Essex Holding, as the sole general partner.

•                  “Superior Essex Holding” refers to Superior Essex Holding Corp., a wholly-owned subsidiary of Superior Essex, and the sole limited partner of Superior Essex Communications.

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

You are cautioned not to place undue reliance on our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are based on currently available competitive, financial and economic data, our current expectations and assumptions, and our operating plans. While we believe that our expectations for the future are reasonable in view of the currently available information, our expectations are subject to future events, risks and inherent uncertainties, as well as potentially inaccurate expectations and assumptions, and there are numerous factors—many beyond our control—that could cause results to differ significantly from our expectations. Such events, risks and uncertainties include, but are not limited to, those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the other documents that we file with the SEC. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2007, generally because we do not perceive them to be material, that could cause results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made, and we do not undertake any obligation to update these statements to reflect subsequent circumstances or events except as required by federal securities laws. You are advised, however, to review any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the SEC.

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,894	$102,677
Accounts receivable (less allowance for doubtful accounts of $7,272 and $6,503 at March 31, 2008 and December 31, 2007, respectively)	467,540	403,132
Inventories, net	334,716	309,985
Other current assets	26,031	32,102
Total current assets	893,181	847,896
Property, plant and equipment, net	327,942	323,283
Intangible and other long-term assets, net	45,647	44,211
Total assets	$1,266,770	$1,215,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$66,705	$65,859
Current portion of long-term debt	1,187	1,097
Accounts payable	278,658	245,042
Accrued expenses	105,622	99,970
Total current liabilities	452,172	411,968
Long-term debt	287,723	286,229
Other long-term liabilities	85,063	83,934
Total liabilities	824,958	782,131
Minority interest in consolidated subsidiary	3,060	2,706
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 21,106,315 and 21,101,554 shares issued at March 31, 2008 and December 31, 2007, respectively	210	209
Capital in excess of par value	287,199	286,242
Accumulated other comprehensive income	24,377	12,086
Retained earnings	162,114	154,673
Treasury stock, at cost (1,344,807 shares and 791,865 shares at March 31, 2008 and December 31, 2007, respectively)	(35,148)	(22,657)
Total stockholders’ equity	438,752	430,553
Total liabilities and stockholders’ equity	$1,266,770	$1,215,390

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$757,160	$695,628
Cost of goods sold (note 4)	691,114	634,383
Gross profit	66,046	61,245
Selling, general and administrative expenses	(43,648)	(35,599)
Restructuring and other charges (note 4)	(2,121)	(874)
Operating income	20,277	24,772
Interest expense	(8,318)	(7,650)
Interest income	594	746
Other expense, net	(1,152)	(751)
Income before income taxes and minority interest	11,401	17,117
Income tax expense	(3,717)	(6,909)
Income before minority interest	7,684	10,208
Minority interest in earnings of subsidiaries	(243)	(1,050)
Net income	$7,441	$9,158

Net income per share of common stock:
Basic	$0.38	$0.45
Diluted	$0.37	$0.45
Weighted average shares outstanding:
Basic	19,757	20,152
Diluted	19,929	20,455

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,441	$9,158
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization (note 4)	16,615	7,486
Amortization of deferred financing costs and discount	605	568
Minority interest in earnings of subsidiaries	243	1,050
Settlement of derivatives	2,616	3,778
Share-based compensation	930	1,988
Change in assets and liabilities:
Accounts receivable, net	(50,759)	(10,236)
Inventories, net	(16,867)	5,302
Other current and non-current assets	(1,549)	11,301
Accounts payable, accrued expenses and other liabilities	27,920	23,667
Other, net	(190)	199
Cash flows provided by (used for) operating activities	(12,995)	54,261
Cash flows from investing activities:
Capital expenditures	(12,040)	(11,679)
Cash flows used for investing activities	(12,040)	(11,679)
Cash flows from financing activities:
Repayments of short-term borrowings, net	(3,518)	(18,223)
Proceeds from exercise of stock options and employee stock purchases	28	477
Treasury stock purchases	(10,869)	—
Excess tax benefits resulting from stock options and awards	—	439
Cash flows used for financing activities	(14,359)	(17,307)
Effect of exchange rate changes on cash	1,611	116
Net increase (decrease) in cash and cash equivalents	(37,783)	25,391
Cash and cash equivalents at beginning of period	102,677	53,493
Cash and cash equivalents at end of period	$64,894	$78,884

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1.                                      General

Basis of presentation

The accompanying balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Income taxes

Income tax expense for interim periods is provided based on the Company’s estimated effective tax rate for the full fiscal year.  The effective tax rate for the three months ended March 31, 2008 is less than the U.S. statutory rate of 35% due to the favorable effect of lower foreign effective tax rates and the discrete first quarter 2008 effect of favorable adjustments to state effective tax rates which more than offset the negative impact of state taxes, valuation allowances provided with respect to operating losses incurred by one of the Company’s Chinese subsidiaries and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”). The effective tax rate for the three months ended March 31, 2007 exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and liabilities for uncertain tax positions recorded in accordance with FIN 48.

New accounting pronouncements

Effective January 1, 2008, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about assets and liabilities measured at fair value on a recurring and non-recurring basis in periods subsequent to initial recognition. FAS 157 establishes a hierarchy for fair value measurements and related disclosures as follows: Level 1 - fair value measurements based on quoted prices in active markets for identical assets or liabilities; Level 2 – fair value measurements based upon significant observable market data other than quoted prices included within Level 1 or significant unobservable inputs that are corroborated by observable market data; and Level 3 – fair value measurements based on significant unobservable inputs that are not corroborated by observable market data.

The following table summarizes information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total

Copper futures contracts	$2,917	$156	$—	$3,073

Level 2 copper futures contracts consist of Euro denominated contracts. The value of these contracts is derived from converting U.S. dollar quoted LME futures contracts into Euro based equivalents by applying the publicly traded U.S. dollar to Euro foreign exchange rate. The Company also had non-deliverable forward foreign exchange contracts outstanding at March 31, 2008 with insignificant fair value measurements using Level 2 inputs (see note 10). The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

Application of FAS 157 to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is effective for fiscal years beginning after November 15, 2008 with earlier application permitted. Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include intangible and long-lived assets measured at fair value for impairment purposes, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination. The Company has not implemented FAS 157 for such assets and liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The Company is currently evaluating the effects, if any, that FAS 141(R) may have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. The Company is currently evaluating the effects, if any, that FAS 160 may have on its consolidated financial statements; however adoption of FAS 160 will result in the reclassification of the Company’s minority interest in subsidiary to equity.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effects that FAS 161 will have on its consolidated financial statements.

2.                                      Inventories, net

At March 31, 2008 and December 31, 2007, the components of inventories were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$43,374	$48,102
Work in process	98,876	78,792
Finished goods	336,823	289,413
	479,073	416,307
LIFO reserve	(144,357)	(106,322)
	$334,716	$309,985

Inventories valued using the LIFO method amounted to $186.1 million and $177.7 million at March 31, 2008 and December 31, 2007, respectively.

3.                                      Comprehensive income

The components of comprehensive income for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Net income	$7,441	$9,158
Foreign currency translation adjustment, net of income tax of $7 and $321 for the three months ended March 31, 2008 and 2007, respectively	10,689	380
Reclassification adjustment for actuarial gains of defined benefit plans included in net income, net of income tax of $2 for the three months ended March 31, 2007	—	(3)
Reclassification adjustment for prior service costs of defined benefit plans included in net income, net of income tax of $7 for the three months ended March 31, 2008 and 2007	12	12
Unrealized holding gains on derivatives during the period, net of income tax of $1,228 and $973 for the three months ended March 31, 2008 and 2007, respectively	1,906	1,517
Reclassification adjustment for (gains) losses on derivatives included in net income, net of income tax of $202 and $(504) for the three months ended March 31, 2008 and 2007, respectively	(316)	784
Net unrealized gains on derivatives	1,590	2,301
Comprehensive income	$19,732	$11,848

The components of accumulated other comprehensive income at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Foreign currency translation adjustment, net of tax of $551 and $544 at March 31, 2008 and December 31, 2007, respectively	$26,634	$15,945
Actuarial losses of defined benefit plans, net of tax of $2,405 at March 31, 2008 and December 31, 2007	(3,110)	(3,110)
Prior service costs of defined benefit plans, net of tax of $248 and $255 at March 31, 2008 and December 31, 2007, respectively	(439)	(451)
Unrealized gain (loss) on derivatives, net of tax of $(829) and $197 at March 31, 2008 and December 31, 2007, respectively	1,292	(298)
	$24,377	$12,086

4.                                      Restructuring and other charges

On January 23, 2008, the Company announced that it is consolidating and restructuring its North American magnet wire and distribution and copper rod segments’ manufacturing facilities. The changes are expected to more efficiently match production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of the magnet wire manufacturing and copper rod continuous casting facilities located in Vincennes, Indiana, and the relocation of existing production to other North American magnet wire and distribution facilities. The closures are expected to be completed by the first quarter of 2009. The Company’s Board of Directors authorized the action on January 16, 2008 and the restructuring was communicated to employees on January 23, 2008. The total restructuring charges are estimated at $22 million, consisting of non-cash charges of approximately $15 million, principally through accelerated depreciation, and cash charges of approximately $3 million relating to employee severance and retention and $4 million relating to equipment relocation and facility closure costs associated with the restructuring. The Company expects to incur the majority of these charges in 2008. The North American magnet wire and distribution and copper rod segment restructuring activities for the three months ended March 31, 2008 are summarized as follows:

	Accelerated Depreciation	Employee Severance	Employee Retention	Equipment Relocation and Other Facility Exit Costs	Total

Amounts charged to expense	$7,429	$1,335	$237	$430	$9,431
Non-cash charges against assets	(7,429)	—	—	—	(7,429)
Cash payments	—	(15)	—	(430)	(445)
Balance at March 31, 2008	$—	$1,320	$237	$—	$1,557

Accelerated depreciation charges reflect changes in estimated useful lives and residual values for long-lived assets that will be taken out of service prior to the end of their original service period and have been reported as a component of cost of goods sold in the accompanying statement of operations. All other charges associated with the restructuring have been reported as a component of restructuring and other charges in the accompanying statement of operations. Employee retention costs relate to incentives that will be paid to Vincennes’ employees who remain employed until certain future termination dates and meet specified safety and attendance goals and are accrued over the retention period. Total restructuring costs of $9.4 million for the three months ended March 31, 2008 include $8.0 million related to the North American magnet wire and distribution segment and $1.4 million related to the copper rod segment.

In March 2008, the Company announced that Essex Europe had initiated discussions with the appropriate French employee representative bodies for the potential closure of its magnet wire manufacturing facility in Chauny, France. The Chauny facility is leased from Nexans through October 2009 and currently has approximately 130 employees. Restructuring and other charges for the three months ended March 31, 2008 include $0.1 million consisting primarily of professional fees related to these discussions.

Essex Europe recorded a restructuring provision of $0.3 million during the three months ended March 31, 2007 related to a workforce reduction at its Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits and were paid during 2007. Restructuring and other charges for the three months ended March 31, 2007 also included the write-off of $0.4 million of deferred business acquisition costs and $0.1 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization.

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

                                                Tianjin acquisition

On July 26, 2007, the Company acquired Nexans’ 80% ownership interest in Essex Magnet Wire (Tianjin) Ltd. (formerly known as Nexans Tianjin Magnet Wires and Cables Co., Ltd.) which owns and operates a magnet wire facility located in Tianjin, China, for a cash purchase price of $9.3 million. In addition to complementing its existing magnet wire manufacturing facility in Suzhou, China, the Company believes this acquisition provides a significant market presence in the Chinese market for rectangular wires and related products used primarily by large transformer manufacturers in high-performance power generators and transformers. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The operations of Essex Magnet Wire (Tianjin) Ltd. are included in the Company’s Asia/Pacific magnet wire segment. The Company is in the process of finalizing certain asset and liability valuations and therefore the allocation of the purchase price is subject to refinement and adjustment.

Essex Europe minority interest acquisition

On June 27, 2007, as provided for in the Essex Europe shareholders agreement, the Company exercised its option to purchase Nexans’ 40% minority interest in Essex Europe for a cash payment of $29.6 million, including acquisition costs of $0.2 million. The acquisition of the minority interest was accounted for using the purchase method of accounting.

The following pro forma consolidated results of operations for the three months ended March 31, 2007 have been prepared as if the acquisition of the Essex Europe minority interest had occurred at January 1, 2007. The extraordinary gain directly attributable to the transaction is included in the pro forma consolidated results of operations.

Net sales	$695,628
Income before extraordinary gain	10,499
Net income	13,729
Net income per share:
Basic
Income before extraordinary gain	0.52
Net income	0.68
Diluted
Income before extraordinary gain	0.51
Net income	0.67

                                                Simcoe acquisition

On April 27, 2007, the Company acquired certain assets and assumed certain liabilities related to Nexans’ remaining North American magnet wire business in Simcoe, Canada. This acquisition provided the Company with an increased market presence in the North American market for magnet wire products used in the transformer and power generation end markets. The Simcoe acquisition was completed for a cash purchase price, after adjustment, of $12.7 million. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The Simcoe operations are included in the North American magnet wire and distribution segment.

6.                                      Debt

At March 31, 2008 and December 31, 2007, short-term borrowings and long-term debt consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Short-term borrowings:
Essex Europe factoring agreement	$49,165	$46,103
Essex Magnet Wire (Tianjin) Ltd. credit facility	11,835	14,280
Essex Magnet Wire (Suzhou) Ltd. credit facilities	5,705	5,476
	$66,705	$65,859
Long-term debt:
9% senior notes (net of discount of $4,235 and $4,446 at March 31, 2008 and December 31, 2007, respectively)	$252,865	$252,654
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
Term loan of Essex Magnet Wire (Suzhou) Ltd.	13,691	13,143
3% convertible bonds of Invex	9,167	8,432
Other	8,187	8,097
	288,910	287,326
Less current portion of long-term debt	1,187	1,097
Total long-term debt	$287,723	$286,229

Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding under the senior secured credit facility at March 31, 2008 and undrawn availability was $224.5 million.

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

7.                                      Income per share

The computation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007 is as follows:

	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic net income per common share	$7,441	19,757	$0.38	$9,158	20,152	$0.45
Effect of dilutive securities:
Restricted stock awards	—	82		—	113
Stock options	—	90		—	190
Diluted net income per common share	$7,441	19,929	$0.37	$9,158	20,455	$0.45

A total of 333,387 and 216,152 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and contingently issuable performance share awards have been excluded from the computation of diluted income per share for the three months ended March 31, 2008 and 2007, respectively. The potential dilutive effect of the $6 million Invex convertible bonds has not been included in the diluted income per share calculations for the three months ended March 31, 2008 as the Company intends to settle the debt in cash.

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

In April 2007 and August 2007, the Company granted performance share awards to certain of the Company’s officers and key employees under the 2005 Plan, as amended. Under the terms of the award the executives may vest in up to 275,738 shares of the Company’s common stock on December 31, 2009 contingent upon meeting specified performance goals during the three-year period ended December 31, 2009. In April 2008, the Company granted performance shares to certain of the Company’s officers and key employees. Under the terms of the award the executives may vest in up to 515,534 shares of the Company’s common stock on December 31, 2010 contingent upon meeting specified performance goals during the three-year period ended December 31, 2010. Compensation expense related to the performance share awards is based on the grant date fair value of the award and the estimated number of shares that will ultimately vest. Compensation expense for the three months ended March 31, 2007 included $0.9 million resulting from a change in the estimated number of performance shares that will ultimately vest. Compensation expense is subject to future adjustment based upon changes in expected performance.

Total compensation cost related to all stock-based compensation plans was $0.9 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $5.6 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	394,993	$17.54
Granted	2,500	23.90
Exercised	(1,433)	17.84
Forfeitures	—	—
Outstanding at March 31, 2008	396,060	$17.58	6.7	$4,174
Exercisable at March 31, 2008	231,178	$14.66	6.2	$3,110

Options to purchase 2,500 shares of common stock with a weighted average Black Scholes fair value per option of $11.08 were granted during the three months ended March 31, 2008. No options were granted during the three months ended March 31, 2007. The fair value for options granted during the three months ended March 31, 2008 was estimated at the date of grant using the Black Scholes option pricing model and the following weighted average assumptions: expected volatility of 43%; dividend yield of 0%; risk-free interest rate of 3.0%; and expected life of 6.25 years. The expected volatility is estimated using the historical daily volatility of the Company’s stock as well as the historical volatilities of publicly-traded stock of certain of the Company’s competitors. The Company has not made any dividend payments on its common stock and does not intend to declare cash dividends on its stock in the foreseeable future. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the stock options. The expected term was determined using the “simplified” method, as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the three months ended March 31, 2008:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2007	422,555	$31.66
Granted	1,859	23.79
Vested	—	—
Forfeited	—	—
Nonvested share awards outstanding at March 31, 2008	424,414	$31.63
Nonvested share awards at March 31, 2008 expected to vest	274,347	$29.83

9.                                      Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2008 and 2007 are presented below.

	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$660	$677
Interest cost	2,494	2,102
Expected return on plan assets	(2,731)	(2,303)
Amortization of actuarial gains	—	(5)
Amortization of prior service costs	19	19
	$442	$490

The Company’s cash contributions to the defined benefit plans amounted to $0.5 million and $1.6 million during the three months ended March 31, 2008 and 2007, respectively. The Company expects to make additional cash contributions of $4.9 million for the remainder of 2008.

In March 2008, the Compensation Committee of the Board of Directors adopted an amended and restated Senior Executive Retirement Plan (the “Amended and Restated SERP”) to replace the Company’s existing SERP agreement. The Amended and Restated SERP is effective April 1, 2008 and provides for, among other things, a reduction in the benefit accrual rate from 2.5% per year in the case of the Chief Executive Officer and 2.0% in the case of the Executive Vice Presidents to 1.5% for periods on and after January 1, 2009. In consideration of this reduction, the Company granted 41,167 restricted stock awards to the affected officers on April 1, 2008.

10.                               Derivative financial instruments

The Company, to a limited extent, uses or has used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, commodity forward price contracts and commodity futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into copper futures purchase contracts to match the metal component of customer product pricing with the copper cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged transactions are reflected in the statement of operations. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s copper futures purchase contracts designated as cash flow hedges are summarized as follows at March 31, 2008 and December 31, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
March 31, 2008:
Copper	3,300	2008	$3.18	$2,121

December 31, 2007:
Copper	5,450	2008	3.14	$(495)

All of the unrealized gains on commodity futures outstanding at March 31, 2008 are expected to be reclassified to earnings within the next twelve months.

The Company also periodically enters into commodity futures contracts which represent economic hedges but have not been designated as hedges for accounting purposes (“non-designated derivatives”). These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. The Company uses copper futures purchase contracts to match the copper component of customer product pricing with the copper cost component of the inventory shipped. The Company uses copper futures sales contracts to fix a portion of the gross margin related to the copper component of certain of our products. Gains and losses on these non-designated derivatives are recorded in income as a component of cost of goods sold. Net gains on non-designated derivatives were $1.4 million for the three months ended March 31, 2008. The Company did not enter into any non-designated derivatives during the three months ended March 31, 2007.

The Company’s non-designated commodities futures contracts outstanding at March 31, 2008 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
March 31, 2008:
Copper purchase contracts	3,273	2008	$3.40	$955
Copper purchase contracts	165	2009	3.29	65
Copper sales contracts	3,449	2008	3.80	(70)
Copper sales contracts	55	2009	3.79	2
				$952
December 31, 2007:
Copper purchase contracts	2,876	2008	3.07	$(293)

Foreign currency exchange risk management

The Company engages in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, the Company enters into intercompany loans, some of which are not considered long-term investments, among subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures which can adversely affect the Company’s results of operations. The Company attempts to manage its transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, the Company hedges certain, but not all, of its foreign currency exposures through the use of non-deliverable foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent non-designated derivatives. Changes in the fair value of these contracts, together with gains and losses on foreign currency transactions, are reflected in current earnings as a component of other income and expense. Net gains recognized on foreign currency forward exchange contracts were $1.3 million for the three months ended March 31, 2008. The Company also recognized $1.9 million of losses on foreign currency transactions during the three months ended March 31, 2008.

The following table summarizes information about foreign currency forward exchange contract derivatives as of March 31, 2008 and December 31, 2007. These contracts are generally executed on the last day of the reporting period and therefore the fair value of contracts outstanding at March 31, 2008 and December 31, 2007 is not significant.

Derivatives	Notional Amount		Weighted Average Contract Rate
	(in thousands)
March 31, 2008:
U.S. dollars for Euros	3,900	USD	0.63
Canadian dollars for U.S. dollars	9,700	USD	1.03
Canadian dollars for U.S. dollars	12,900	CAD	0.97
British pounds for Euros	9,000	EURO	0.79
Euros for U.S. dollars	2,945	EURO	1.58
British pounds for Euros	1,600	GBP	1.26

December 31, 2007:
U.S. dollars for Euros	4,100	USD	0.68
Canadian dollars for U.S dollars	4,000	USD	0.99
Canadian dollars for U.S. dollars	13,000	CAD	1.01
British pounds for Euros	7,000	EURO	0.74
Euros for U.S. dollars	1,980	EURO	1.46
British pounds for Euros	1,700	GBP	1.35

11.                               Commitments and contingencies

Legal matters

The Company is involved in lawsuits, claims, investigations and proceedings, including those described below, consisting of commercial, employment, employee benefits, environmental and other matters which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, management believes it has valid defenses with respect to all legal matters against the Company and its subsidiaries and does not believe any known matters, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, liquidity or results of operations.

In 2003, Superior TeleCom, Essex Electric Inc., now known as Exeon Inc. (“Exeon”), and other plaintiffs filed lawsuits (the “2003 Copper Action”) under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) were held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). The Company and Exeon, each claimed to be entitled to the Escrowed Settlement Proceeds and filed claims with respect to the Escrowed Settlement Proceeds and matters related thereto.

In April 2008, the Company and Exeon reached an agreement to settle their claims. Under this settlement agreement, the Company received $19.6 million of the Escrowed Settlement Proceeds. Legal fees relating to the Exeon matter have been expensed as incurred (see note 15).

On January 29, 2008, Belden Technologies, Inc. and Belden CDT (Canada) Inc. (“Belden”) filed a Complaint against the Company and Superior Essex Communications in the United States District Court for the District of Delaware, alleging that the Company infringed U.S. Patent Nos. 5,424,491; 6,074,503; 6,570,095; 6,596,944; 6,998,537; and 7,179,999. Belden Technologies, Inc. and Belden CDT (Canada) Inc. v. Superior Essex Inc. and Superior Essex Communications L.P., Case No. 08-63, U.S. District Court for the District of Delaware. The six patents-in-suit are directed to communication cables and related manufacturing processes in the premises products field. Belden completed service of the Complaint and summons upon the Company on April 10, 2008. The Company will vigorously defend against the suit.

The Company operates in nine countries in Europe, North America and Asia-Pacific and its international operations have grown significantly over the past two years, primarily through acquisitions. The Company is implementing its code of ethics and procedures to assure compliance with laws and regulations throughout its operations. Through its processes to ensure compliance with laws and regulations, in 2007 the Company identified certain U.S trade control compliance issues.

These issues include isolated sales of products by a foreign subsidiary which were not in compliance with U.S. trade control laws related to Cuba. The Company voluntarily reported these transactions related to Cuba to the U.S. Department of Treasury, Office of Foreign Asset Control. Upon discovery of transactions related to Cuba, the Company undertook a comprehensive review of transactions that may involve embargoed countries. The Company has completed that review and has identified no further transactions that were not in compliance with U.S. laws related to embargoed countries.

In addition, through this review, the Company learned that it shipped a coating for its magnet wire products to its manufacturing operations in Mexico and China and such shipments were misclassified under the U.S. export laws. Such shipments occurred on a regular basis without required export authorization. The Company voluntarily reported such violations to the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). On January 26, 2008, BIS granted licenses for shipments of the coating to the Company’s facilities in Mexico and China.

To the extent the Company violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that any actual fines or penalties imposed will not have a material adverse affect on the Company’s business, financial condition, liquidity or results of operations.

Since approximately 1990, Essex International and certain subsidiaries have been named as defendants in a number of product liability lawsuits brought by electricians, other skilled tradesmen and others claiming injury, in a substantial majority of cases, from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex International who had previously refused to defend and indemnify Essex International against these lawsuits was settled during 1999. Under the settlement, Essex International was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex International against those asbestos lawsuits, subject to the terms and limits of the respective policies. Under the plan of reorganization, certain of the claimants in these actions will only be able to assert claims against the insurers under applicable insurance coverage and related arrangements. Management believes that Essex International’s exposure, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon the Company’s business, financial condition, liquidity or results of operations.

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

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at March 31, 2008. These accruals are not material to the Company’s operations or financial position.

Purchase commitments

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments with its suppliers for copper to match its cost to the value of the copper expected to be billed to customers. At March 31, 2008, the Company had forward fixed-price copper purchase commitments for delivery of 31.7 million pounds through June 2009 for $116.5 million. Additionally, at March 31, 2008, the Company had forward purchase fixed-price commitments for

0.5 million pounds of aluminum through December 2008, 203,000 megawatts of electricity through 2011 and 180,000 MMBTUs of natural gas through December 2008 amounting to $0.7 million, $18.0 million and $1.4 million, respectively.

Other

On November 28, 2007, the Company announced a share repurchase program authorized by the Board of Directors to purchase up to $20 million of its outstanding common stock through open market purchases at times and prices considered attractive. The Company had repurchased 366,118 shares for $9.1 million as of December 31, 2007. In January 2008, the Company purchased an additional 495,661 shares for $10.9 million and completed its repurchases under the plan. The share repurchases were pursuant to a 10b5-1 trading plan. The Company repurchased a total of 861,779 shares at an average price of $23.21 per share.

12.                               Related party transactions

Essex Europe has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $61.2 million and $74.9 million for the three months ended March 31, 2008 and 2007, respectively. In December 2007, Nexans provided notice that they did not intend to renew the pre-drawn wire agreement under the current terms and conditions.

The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation (“Femco”). Net sales to Femco were $5.6 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s equity in the loss of Femco was $0.6 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

13.                               Business segments

The Company manufactures a portfolio of wire and cable products for the communications, energy, automotive, industrial, and commercial/residential end markets grouped into the following reportable segments: (i) communications cable, (ii) North American magnet wire and distribution, (iii) European magnet wire and distribution, (iv)Asia/Pacific magnet wire and (v) copper rod. The communications cable segment manufactures and markets copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and copper and fiber optic datacom or premises wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The North American magnet wire and distribution segment manufactures and markets magnet wire and related products to major OEMs for use in motors, transformers and electrical coils and controls primarily in North America. The North American magnet wire and distribution segment also distributes magnet wire and fabricated insulation products manufactured by the Company and related accessory products purchased from third parties to small OEMs and motor repair facilities. The European magnet wire and distribution segment consists of Essex Europe and manufactures and markets magnet wire used in motors, transformers and electrical coils and controls primarily in Europe. The European magnet wire and distribution segment also produces enamels that are used both for internal consumption in the production of magnet wire and for sale to third parties. As a result of the Tianjin, China acquisition in July 2007 (see note 5) and certain management reporting changes made during the third quarter of 2007, the Company began reporting a new segment, the Asia/Pacific magnet wire segment. The Asia/Pacific magnet wire segment includes the Tianjin, China business and the Company’s manufacturing operations in Suzhou, China. The operations of the Suzhou facility were previously included in the North American magnet wire and distribution segment. All prior period segment information has been retrospectively adjusted to reflect the current segment reporting structure. The copper rod segment includes sales of copper rod produced by the Company’s North American continuous casting units to external customers. The copper rod segment also produces copper rod for internal processing which is recorded by the consuming segment at cost as a component of cost of goods sold. Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate legal, audit and accounting fees and compliance costs. The components of restructuring and other charges are discussed in note 4.

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

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net sales:
Communications cable	$196,476	$215,998
North American magnet wire and distribution	295,779	246,714
European magnet wire and distribution	233,959	160,393
Asia/Pacific magnet wire	16,684	126
Copper rod	14,262	72,397
	$757,160	$695,628
Operating income (loss):
Communications cable	$18,914	$18,001
North American magnet wire and distribution (1)	5,798	9,522
European magnet wire and distribution	6,407	6,055
Asia/Pacific magnet wire	419	(976)
Copper rod (2)	(1,309)	(46)
Corporate and other	(7,831)	(6,910)
Restructuring and other charges	(2,121)	(874)
	$20,277	$24,772

	March 31, 2008	December 31, 2007
	(in thousands)
Total assets:
Communications cable	$370,816	$377,895
North American magnet wire and distribution	366,881	336,231
European magnet wire and distribution	433,684	405,307
Asia/Pacific magnet wire	82,772	74,746
Copper rod	12,407	15,560
Corporate and other	210	5,651
	$1,266,770	$1,215,390

(1)                           Includes $6.1 million of accelerated depreciation charges related to restructuring activities for the three months ended March 31, 2008 (see note 4).

(2)                           Includes $1.3 million of accelerated depreciation charges related to restructuring activities for the three months ended March 31, 2008 (see note 4).

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

	Balance Sheet Information
	March 31, 2008
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$104	$47,866	$391	$16,533	$—	$64,894
Accounts receivable, net	—	222,340	3,347	241,853	—	467,540
Inventories, net	—	163,982	24,812	145,922	—	334,716
Other current assets	1,700	7,797	588	18,441	(2,495)	26,031
Total current assets	1,804	441,985	29,138	422,749	(2,495)	893,181
Property, plant and equipment, net	739	179,501	15,434	132,268	—	327,942
Intangible and other long-term assets	161	28,961	10	16,931	(416)	45,647
Investment in subsidiaries	313,725	179,343	250,348	—	(743,416)	—
Intercompany accounts	137,658	—	35,048	—	(172,706)	—
Total assets	$454,087	$829,790	$329,978	$571,948	$(919,033)	$1,266,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$66,705	$—	$66,705
Current portion of long-term debt	—	—	—	1,187	—	1,187
Accounts payable	553	141,540	6,860	129,705	—	278,658
Accrued expenses	5,565	32,601	479	69,472	(2,495)	105,622
Total current liabilities	6,118	174,141	7,339	267,069	(2,495)	452,172
Long term-debt	—	259,865	5,000	22,858	—	287,723
Other long-term liabilities	9,217	39,156	3,914	33,192	(416)	85,063
Intercompany accounts	—	38,423	—	134,283	(172,706)	—
Total liabilities	15,335	511,585	16,253	457,402	(175,617)	824,958
Minority interest	—	—	—	3,060	—	3,060
Stockholders’ equity	438,752	318,205	313,725	111,486	(743,416)	438,752
	$454,087	$829,790	$329,978	$571,948	$(919,033)	$1,266,770

	Balance Sheet Information December 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$180	$79,379	$168	$22,950	$—	$102,677
Accounts receivable, net	—	176,299	2,815	224,018	—	403,132
Inventories, net	—	164,834	12,075	133,076	—	309,985
Other current assets	1,808	8,195	589	18,022	3,488	32,102
Total current assets	1,988	428,707	15,647	398,066	3,488	847,896
Property, plant and equipment, net	901	188,571	13,509	120,302	—	323,283
Intangible and other long-term assets	9,150	30,350	11	14,016	(9,316)	44,211
Investment in subsidiaries	298,323	155,612	242,711	—	(696,646)	—
Intercompany accounts	142,360	—	40,355	—	(182,715)	—
Total assets	$452,722	$803,240	$312,233	$532,384	$(885,189)	$1,215,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$65,859	$—	$65,859
Current portion of long-term debt	—	—	—	1,097	—	1,097
Accounts payable	265	111,857	5,219	127,701	—	245,042
Accrued expenses	3,376	32,846	78	60,182	3,488	99,970
Total current liabilities	3,641	144,703	5,297	254,839	3,488	411,968
Long term-debt	—	259,654	5,000	21,575	—	286,229
Other long-term liabilities	18,528	39,681	3,613	31,428	(9,316)	83,934
Intercompany accounts	—	56,552	—	126,163	(182,715)	—
Total liabilities	22,169	500,590	13,910	434,005	(188,543)	782,131
Minority interest	—	—	—	2,706	—	2,706
Stockholders’ equity	430,553	302,650	298,323	95,673	(696,646)	430,553
Total liabilities and stockholders’ equity	$452,722	$803,240	$312,233	$532,384	$(885,189)	1,215,390

	Statement of Operations Information
	Three Months Ended March 31, 2008
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$7,680	$473,007	$62,418	$289,532	$(75,477)	$757,160
Cost of goods sold	—	433,891	57,401	267,619	(67,797)	691,114
Gross profit	7,680	39,116	5,017	21,913	(7,680)	66,046
Selling, general and administrative expenses	(7,680)	(30,771)	(180)	(12,697)	7,680	(43,648)
Restructuring and other charges	—	(1,962)	(40)	(119)	—	(2,121)
Operating income	—	6,383	4,797	9,097	—	20,277
Interest expense	—	(7,461)	(119)	(3,268)	2,530	(8,318)
Interest income	2,129	529	405	61	(2,530)	594
Other income (expense), net	29	(565)	(30)	(586)	—	(1,152)
Income (loss) before income taxes, equity in earnings of subsidiaries and minority interest	2,158	(1,114)	5,053	5,304	—	11,401
Income tax expense	(666)	219	(1,791)	(1,479)	—	(3,717)
Equity in earnings of subsidiaries	5,949	6,925	3,110	—	(15,984)	—
Minority interest in income of subsidiary	—	—	—	(243)	—	(243)
Net income	$7,441	$6,030	$6,372	$3,582	$(15,984)	$7,441

	Statement of Operations Information
	Three Months Ended March 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,937	$529,167	$52,262	$168,812	$(61,550)	$695,628
Cost of goods sold	—	483,776	48,793	156,427	(54,613)	634,383
Gross profit	6,937	45,391	3,469	12,385	(6,937)	61,245
Selling, general and administrative expenses	(6,903)	(28,559)	(182)	(6,892)	6,937	(35,599)
Restructuring and other charges	(80)	(39)	—	(755)	—	(874)
Operating income (loss)	(46)	16,793	3,287	4,738	—	24,772
Interest expense	(2)	(8,382)	(119)	(905)	1,758	(7,650)
Interest income	1,758	730	—	16	(1,758)	746
Other income (expense), net	46	(530)	(11)	(256)	—	(751)
Income before income taxes, equity in earnings of subsidiaries and minority interest	1,756	8,611	3,157	3,593	—	17,117
Income tax expense	(650)	(2,959)	(1,215)	(2,085)	—	(6,909)
Equity in earnings of subsidiaries	8,052	2,478	6,110	—	(16,640)	—
Minority interest in income of subsidiaries	—	—	—	(1,050)	—	(1,050)
Net income	$9,158	$8,130	$8,052	$458	$(16,640)	$9,158

	Statement of Cash Flows Information
	Three Months Ended March 31, 2008
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$3,184	$(1,739)	$(7,248)	$(7,192)	$—	$(12,995)
Cash flows from investing activities:
Capital expenditures	(10)	(3,190)	(1,902)	(6,938)	—	(12,040)
Investment in subsidiaries	—	(6,000)	—	—	6,000	—
Intercompany accounts	7,591	—	9,373	—	(16,964)	—
Cash flows provided by (used for) investing activities	7,581	(9,190)	7,471	(6,938)	(10,964)	(12,040)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	—	—	(3,518)	—	(3,518)
Proceeds from exercise of stock options and employee stock purchases	28	—	—	—	—	28
Capital contributions	—	—	—	1,500	(1,500)	—
Treasury stock purchases	(10,869)	—	—	—	—	(10,869)
Intercompany accounts	—	(20,584)	—	8,120	12,464	—
Cash flows provided by (used for) financing activities	(10,841)	(20,584)	—	6,102	10,964	(14,359)
Effect of exchange rate changes on cash	—	—	—	1,611	—	1,611
Net increase (decrease) in cash and cash equivalents	(76)	(31,513)	223	(6,417)	—	(37,783)
Cash and cash equivalents at beginning of period	180	79,379	168	22,950	—	102,677
Cash and cash equivalents at end of period	$104	$47,866	$391	$16,533	$—	$64,894

	Statement of Cash Flows Information
	Three Months Ended March 31, 2007
	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating activities	$3,009	$29,915	$1,986	$19,351	$—	$54,261
Cash flows from investing activities:
Capital expenditures	(29)	(2,875)	(152)	(8,623)	—	(11,679)
Intercompany accounts	(4,387)	—	(1,719)	—	6,106	—
Investment in subsidiaries	—	(2,400)	—	—	2,400	—
Cash flows used for investing activities	(4,416)	(5,275)	(1,871)	(8,623)	8,506	(11,679)
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	—	—	(18,223)	—	(18,223)
Proceeds from exercise of stock options and employee stock purchases	477	—	—	—	—	477
Capital contributions	—	—	—	600	(600)	—
Other	439	—	—	—		439
Intercompany accounts	—	2,812	—	5,094	(7,906)	—
Cash flows provided by (used for) financing activities	916	2,812	—	(12,529)	(8,506)	(17,307)
Effect of exchange rate changes on cash	—	—	—	116	—	116
Net increase (decrease) in cash and cash equivalents	(491)	27,452	115	(1,685)	—	25,391
Cash and cash equivalents at beginning of period	94	44,071	2	9,326	—	53,493
Cash and cash equivalents at end of period	$(397)	$71,523	$117	$7,641	$—	$78,884

15.                               Subsequent event – settlement of litigation

In April 2008, the Company settled its litigation with Exeon (see note 11). Under the terms of the settlement, the Company received $19.6 million. The Company will recognize a gain in the amount of the settlement in the second quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We currently manufacture a portfolio of wire and cable products for the communications, energy, automotive, industrial, and commercial/residential end-markets grouped into the following segments: (i) communications cable, (ii) North American magnet wire and distribution, (iii) European magnet wire and distribution, (iv) Asia/Pacific magnet wire and (v)  copper rod. As a result of the Tianjin acquisition and certain management reporting changes implemented during 2007, we began reporting a new segment, the Asia/Pacific magnet wire segment. The Asia/Pacific magnet wire segment includes the Tianjin, China business and our manufacturing operations in Suzhou, China. Prior to the third quarter of 2007, the operations of the Suzhou facility were included in the North American magnet wire and distribution segment. All prior period segment information has been retrospectively adjusted to reflect the current segment reporting structure.

Industry segment financial data for the three months ended March 31, 2008 and 2007 is included in Note 13 to the accompanying condensed consolidated financial statements.

Overview

Our results for the three months ended March 31, 2008 were significantly impacted by several factors. The Invex, Simcoe and Tianjin acquisitions (see note 5 to the consolidated financial statements) completed in 2007 subsequent to the first quarter contributed total sales of $114 million and operating income of $6.5 million for the three months ended March 31, 2008. In June 2007, we also acquired Nexans’ 40% minority interest in Essex Europe (see note 5 to the consolidated financial statements) thus eliminating the minority interest charge against the net income of Essex Europe in subsequent periods. The negative impact on demand for our products experienced in 2007 as a result of weakness in the U.S. residential construction and housing market and soft demand in North American and European manufacturing sectors has continued into 2008, and this trend is expected to continue for the remainder of 2008. Excluding the impact of business acquisitions made in 2007, all of our business segments, other than our start-up operation in China, experienced reductions in sales volumes for the three months ended March 31, 2008 as compared to the prior year first quarter. Our results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflect the favorable effects of the strengthened Euro to U.S. dollar exchange rate on the translation of our European magnet wire and distribution segment operating results. The average Euro to U.S. dollar exchange rate used to translate our European magnet wire and distribution segment operating results increased over 14% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Our operating income for the three months ended March 31, 2008 decreased $4.5 million compared to the three months ended March 31, 2007. This decrease is primarily attributable to $9.4 million of costs, including $7.4 million of accelerated depreciation charged to costs of goods sold, associated with the restructuring of our North American magnet wire and distribution and copper rod segments announced in January 2008 as discussed further below, offset by $6.5 million in positive contributions from the Invex, Simcoe and Tianjin acquisitions. Gross margin improvements, exclusive of the impacts of the restructuring costs, in our communications cable and North American magnet wire and distribution segments together more than offset the effects of sales volume declines.

Copper is the primary raw material we use in the manufacture of our wire and cable products. Over the past three years the price of copper has escalated rapidly and has been subject to significant volatility. We expect continued volatility in copper prices in the future. Although we generally have the ability to adjust prices billed for our products to properly match the copper cost component, rapid and significant fluctuations in copper prices can impact our results. Additionally, changes in copper prices impact our reported sales and gross margins due to the general pass through of copper costs. The average daily COMEX price per pound of copper for the three months ended March 31, 2008 increased approximately 30% compared to the prior year first quarter. We estimate that our sales for three months ended March 31, 2008 increased approximately $67 million compared to the three months ended March 31, 2007 as a result of increased copper prices.

Results of Operations

Non-GAAP Financial Measures

In discussing our results of operations below, we present supplemental net sales information adjusted to a constant $3.00/lb COMEX cost of copper for our North American operations (or the equivalent SHME per kilogram value for our China operations) and €4.90 per kilogram for our European operations, which we refer to as copper-adjusted net sales or sales adjusted for a constant cost of copper. We also present and discuss copper-adjusted gross profit margin (gross profit divided by copper-adjusted net sales). Copper-adjusted net sales and copper-adjusted gross profit margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance, financial position or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe sales adjusted for a constant cost of copper and copper-adjusted gross profit margin are useful measures to aid in analyzing period-to-period net sales and gross profit margins, particularly in periods of changing copper prices. We also use copper-adjusted sales to evaluate performance for certain executive compensation programs. Copper-adjusted net sales has distinct limitations as compared to GAAP net sales. By copper-adjusting net sales, in a declining copper cost environment, it may not be apparent that net sales are declining on an actual basis. Furthermore, by copper-adjusting gross profit margins in a rising copper cost environment, it may not be apparent that the gross profit margins are declining on an actual basis. Management compensates for these limitations by using the GAAP results in conjunction with copper-adjusted net sales and gross profit margins. Net sales adjusted for a constant cost of copper and copper-adjusted gross profit margin as used by us may not be comparable to similarly titled measures of other companies.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the three months ended March 31, 2008 and 2007:

	Actual			Copper-adjusted
	Three Months Ended March 31,		%	Three Months Ended March 31,		%
	2008	2007	Change	2008	2007	Change
Net sales:
Communications cable	$196,476	$215,998	(9)%	$187,600	$211,913	(11)%
North American magnet wire and distribution	295,779	246,714	20%	273,795	260,506	5%
European magnet wire and distribution	233,959	160,393	46%	229,141	160,443	43%
Asia/Pacific magnet wire	16,684	126	*	16,420	133	*
Copper rod	14,262	72,397	(80)%	12,371	80,427	(85)%
	757,160	695,628	9%	719,327	713,422	1%
Constant cost of copper adjustment	—	—		37,833	(17,794)
Total	$757,160	$695,628	9%	$757,160	$695,628	9%
Average daily COMEX price per pound of copper	$3.53	$2.71	30%

*                Comparisons are not meaningful due to the Tianjin acquisition in July 2007 and the start-up of operations in Suzhou in 2007.

Sales for our communications cable segment for the three months ended March 31, 2008 were $196.5 million, a decrease of $19.5 million, or 9%, as compared to sales of $216.0 million for the three months ended March 31, 2007. We estimate that sales increased approximately $6 million in the 2008 quarter due to the pass-through of increased copper prices with the offsetting decrease of $25.5 million primarily attributable to declines in copper OSP unit volume. The decline in copper OSP unit volume was attributable to overall decreases in market-related demand as a result of the slowdown in new home construction, continued loss of access lines by major telephone companies and the increased use of fiber optic cable in telephone networks. These market-related trends are expected to continue. The decrease in copper- adjusted sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflects declines in copper OSP unit volume discussed above as well as a slight decrease in premise product sales.

Sales for our North American magnet wire and distribution segment were $295.8 million for the three months ended March 31, 2008, an increase of $49.1 million, or 20%, as compared to sales of $246.7 million for the three months ended

March 31, 2007. Sales for the three months ended March 31, 2008 include $32.9 million attributable to the Simcoe operations acquired in April 2007 and an estimated $36 million impact from the pass through of increased copper prices. These increases were partially offset by comparative volume decreases resulting from weakness in the U.S. heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity as well as weakness in the U.S. automotive market. On a copper-adjusted basis, sales for the three months ended March 31, 2008 increased 5% as sales attributable to the Simcoe acquisition more than offset the effects of volume decreases discussed above.

Sales for the European magnet wire and distribution segment were $234.0 million for the three months ended March 31, 2008 compared to $160.4 million for the three months ended March 31, 2007, an increase of $73.6 million. Sales for the three months ended March 31, 2008 include $71.2 million attributable to the Invex acquisition and an estimated $23 million positive impact from the strengthening of the Euro to U.S. dollar conversion rate during the first quarter of 2008 as compared to the prior year first quarter. These increases were partially offset by comparative volume decreases primarily resulting from reductions in unit demand due to weakness in the European industrial markets and the full effects of a planned rationalization of low margin customers implemented during the first quarter of 2007. On a copper-adjusted basis, sales increased 43% for the three months ended March 31, 2008 compared to the prior year first quarter. Excluding the effects of the Invex acquisition and the strengthening Euro against the U.S. dollar, copper-adjusted sales decreased 13% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to the decrease in unit volume as discussed above.

Sales for the Asia/Pacific magnet wire segment for the three months ended March 31, 2008 consist of $9.8 million of revenues from the Tianjin acquisition and $6.9 million related to our operation in Suzhou, China which began initial commercial production in the first quarter of 2007. We expect volumes at the Suzhou operation to increase in 2008 as prospective customers complete their product qualification processes.

Copper rod sales for the three months ended March 31, 2008 were $14.3 million compared to $72.4 million for the three months ended March 31, 2007, a decrease of $58.1 million. The decrease in sales primarily reflects a planned reduction in total copper rod production, including a rationalization of third-party copper rod sales, implemented in 2007 and continuing into 2008, and an increase in the percentage of copper rod used for internal production, including copper rod used in our acquired Simcoe Canadian operations. In the fourth quarter of 2007 we reduced the number of our copper rod continuous casting units in operation from two to one in as part of this planned rationalization. We believe this will enable us to improve the utilization and efficiency of our copper rod casting operation.

Gross profit

The gross profit margin for the three months ended March 31, 2008 was 8.7% compared to 8.8% for the three months ended March 31, 2007. Gross profit margin on a copper-adjusted basis was 9.2% for the three months ended March 31, 2008 and 8.6% for the comparable 2007 quarter. Gross profit and gross profit margins for the three months ended March 31, 2008 were significantly impacted by $7.4 million of accelerated depreciation recorded in connection with the North American magnet wire and distribution and copper rod restructuring. The impact of the accelerated depreciation was to reduce gross margins and copper-adjusted gross margins by 100 basis points. The comparative gross profit margins were also significantly impacted by the effect of the sales and copper-adjusted sales declines for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decreases in sales and copper-adjusted sales in the copper rod segment for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 did not result in a proportionate reduction in gross profit. The combined copper-adjusted gross margin for our communications cable, North American and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 9.5%, net of 90 basis points attributable to restructuring related accelerated depreciation, for the three months ended March 31, 2008 compared to 9.8% for the three months ended March 31, 2007. Gross profit for the three months ended March 31, 2008 was $66.0 million compared to gross profit of $61.2 million for the three months ended March 31, 2007. The increase in gross profit was primarily attributable to the Invex, Simcoe and Tianjin acquisitions ($10.0 million) as well as gross profit margin improvements in our communications cable segment which more than offset the negative impact of sales volume declines and restructuring related accelerated depreciation charges ($7.4 million).

Copper-adjusted gross profit margins in our communications cable business increased for the three months ended March 31, 2008 compared to the prior year first quarter due primarily to improved copper cost recovery of approximately $2 to $3 million and continued benefits from production cost efficiencies.

Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the three months ended March 31, 2008, excluding the effects of restructuring related accelerated depreciation, increased compared to the prior year first quarter due primarily to improved pricing in the distribution market and product mix, including the impact of higher margin energy-related products produced by our Simcoe operation. These positive factors were partially offset by an estimated $1.1 million of transitional supply chain costs related to a temporary disruption in the availability of internally produced enamel wire coating.

Copper-adjusted gross profit margin for the European magnet wire and distribution segment decreased slightly for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to unfavorable product mix.

Our Asia/Pacific magnet wire segment reported gross profit of $1.3 million for the three months ended March 31, 2008 attributable to the Tianjin business as we continue to incur negative gross margins in our Suzhou start-up operation. Additionally, the gross margin for the Asia/Pacific magnet wire business for the three months ended March 31, 2008 includes $1.1 million of unrealized gains on outstanding non-designated copper futures purchase contracts which serve as economic hedges of future customer sale commitments.

Our copper rod segment reported a negative gross profit of $1.1 million for the three months ended March 31, 2008 compared to break-even margins in the prior year first quarter due to the effect of restructuring related accelerated depreciation of $1.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $43.6 million for the three months ended March 31, 2008 increased $8.0 million as compared to SG&A expense of $35.6 million for the three months ended March 31, 2007 primarily due to SG&A expense of the acquired entities ($3.5 million), the effects of the strengthened Euro to U.S. dollar exchange rate which increased reported SG&A expense of our European operations ($1.1 million), increased employee compensation, and benefits and hiring related costs ($1.6 million), accelerated depreciation related to our headquarters office relocation as discussed below ($0.2 million) and the comparative effect of a $0.6 million European bad debt recovery in the first quarter of 2007.

Restructuring and other charges

On January 23, 2008, the Company announced that it is consolidating and restructuring its North American magnet wire and distribution and copper rod segments’ manufacturing facilities. The changes are expected to more efficiently match production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of the magnet wire manufacturing and copper rod continuous casting facilities located in Vincennes, Indiana, and the relocation of existing production to other North American magnet wire and distribution facilities. The closures are expected to be completed by the first quarter of 2009. Our Board of Directors authorized the action on January 16, 2008 and the restructuring was communicated to employees on January 23, 2008. The total restructuring charges are estimated at $22 million, consisting of non-cash charges of approximately $15 million, principally through accelerated depreciation, and cash charges of approximately $3 million relating to employee severance and retention and $4 million relating to equipment relocation and facility closure costs associated with the restructuring. We expect to incur the majority of these charges in 2008. During the three months ended March 31, 2008, restructuring and other charges include $1.6 million of severance and retention costs and $0.4 million of equipment relocation and other closure costs.

In March 2008, we announced that Essex Europe had initiated discussions with the appropriate French employee representative bodies for the potential closure of its magnet wire manufacturing facility in Chauny, France. The Chauny facility is leased from Nexans through October 2009 and currently has approximately 130 employees. Restructuring and other charges for the three months ended March 31, 2008 include $0.1 million consisting primarily of professional fees related to these discussions. If our discussions with the French employee representatives ultimately result in the closure of the Chauny facility, we anticipate we will incur cash costs with respect to employee severance and related benefits.

In January 2008, we executed an eleven year lease for a new corporate and communications cable headquarters building which we plan to occupy in the third quarter of 2008. The new lease provides for various incentives which will be deferred and amortized over the term of the new lease. As a result of the relocation, we expect to incur accelerated depreciation charges related to leasehold improvements in our current office of $0.5 million and lease termination costs of approximately $1 million.

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

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended March 31, 2008 and 2007. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2008	2007
	(in thousands)
Operating income (loss)
Communications cable	$18,914	$18,001
North American magnet wire and distribution (1)	5,798	9,522
European magnet wire and distribution	6,407	6,055
Asia/Pacific magnet wire	419	(976)
Copper rod (2)	(1,309)	(46)
Corporate and other	(7,831)	(6,910)
Restructuring and other charges	(2,121)	(874)
	$20,277	$24,772

(1)                           Includes $6.1 million of accelerated depreciation charges related to restructuring activities for the three months ended March 31, 2008.

(2)                           Includes $1.3 million of accelerated depreciation charges related to restructuring activities for the three months ended March 31, 2008.

Operating income for the communications cable segment increased $0.9 million for the three months ended March 31, 2008 compared to the 2007 first quarter. Communications cable segment gross profit increases resulting from improved gross margins more than offset an increase in SG&A expense of $0.4 million due primarily to higher salaries and benefits and accelerated depreciation of leasehold improvements related to the headquarters office relocation discussed above.

Operating income for our North American magnet wire and distribution segment for the three months ended March 31, 2008 decreased $3.7 million as compared to the three months ended March 31, 2007 due primarily to restructuring related accelerated depreciation ($6.1 million) and increased SG&A expenses primarily resulting from increased employee compensation, benefits and hiring related costs ($0.9 million). These negative factors were partially offset by operating income contributed by the Simcoe operation ($2.0 million) and improved gross margins, exclusive of accelerated depreciation charges.

Operating income for the European magnet wire and distribution segment increased $0.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as operating income improvements attributable to the Invex acquisition ($2.7 million) and currency exchange rates ($0.9 million) were largely offset by reduced gross profit resulting from volume and gross margin declines.

The Asia/Pacific magnet wire segment reported operating income of $0.4 million for the three months ended March 31, 2008 compared to an operating loss of $1.0 million for the three months ended March 31, 2007. The improvement in 2007 is attributable to the Tianjin operation which had operating income of $1.8 for the three months ended March 31, 2008. The Tianjin operating income was offset by operating losses incurred in connection with our Suzhou operations due to unabsorbed production costs and the resulting negative gross margins realized on initial sales.

The copper rod segment’s operating loss for the three months ended March 31, 2008 reflects $1.3 million of restructuring related accelerated depreciation. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even.

Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to increased legal fees associated with the Exeon litigation discussed below and other professional fees as well as accelerated depreciation of corporate leasehold improvements in connection with the planned relocation of our headquarters as discussed above.

Consolidated operating income for the three months ended March 31, 2008 included restructuring and other charges of $2.1 million compared to $0.9 million of such charges for the three months ended March 31, 2007, the components of which are discussed above.

Interest expense, interest income and other income(expense)

Interest expense for the quarter ended March 31, 2008 was $8.3 million compared to interest expense of $7.6 million for the quarter ended March 31, 2007. The increase in interest expense is due to interest on borrowings to finance our Suzhou and the acquired Invex and Tianjin operations. Other expense for the three months ended March 31, 2008 and 2007 includes losses of $0.6 million and $0.4 million, respectively, related to our 50% owned joint venture, Femco Magnet Wire Corporation, an equity-method investee. Other expense for the three months ended March 31, 2008 and 2007 also includes net foreign exchange losses of $0.6 million and $0.3 million, respectively.

Income tax expense

Our effective income tax rate for the three months ended March 31, 2008 was 33% compared to an effective tax rate of 40% for the three months ended March 31, 2007. The decrease in the effective rate is primarily due to lower effective rates in certain foreign jurisdictions and the discrete first quarter 2008 effect of favorable adjustments to state effective tax rates. The effective tax rate for the three months ended March 31, 2008 is less than the U.S. statutory rate of 35% due to the lower foreign effective tax rates and the discrete first quarter 2008 item discussed above which more than offset the negative impact of state taxes, valuation allowances provided with respect to operating losses incurred by our Suzhou operation and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”).

Other Matters – Settlement of Litigation

In 2003, Superior TeleCom, Essex Electric Inc., now know as Exeon Inc. (“Exeon”), and other plaintiffs filed lawsuits (the “2003 Copper Action”) under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) were held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). The Company and Exeon each claimed to be entitled to the Escrowed Settlement Proceeds and filed claims with respect to the Escrowed Settlement Proceeds and matters related thereto.

In April 2008, the Company and Exeon reached an agreement to settle their claims. Under this settlement agreement, the Company received $19.6 million of the Escrowed Settlement Proceeds. The Company expects to recognize a gain on the settlement of litigation in the amount of the settlement during the second quarter of 2008.

Liquidity and Capital Resources

Cash from Operating, Investing and Financing Activities

We reported cash used by operating activities of $13.0 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $54.3 million for the three months ended March 31, 2007. Cash used by operating activities for the three months ended March 31, 2008 included a net working capital increase of $41.3 million compared to a net working capital decrease of $30.0 million for the three months ended March 31, 2007. We have historically experienced a first quarter seasonal increase in our working capital resulting from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. In addition, the increase in working capital for the three months ended March 31, 2008 reflects the increase in the average cost of copper in our working capital accounts as compared to December 31, 2007. Average copper prices have increased 8% in the first quarter of 2008 as compared to the fourth quarter of 2007. Conversely, first quarter seasonal increases in working capital experienced in 2007 were more than offset by a decrease in the average cost of copper in our working capital accounts at March 31, 2007 as compared to December 31, 2006. Cash used for financing activities for the three months ended March 31, 2008 amounted to $14.4 million due primarily to $10.9 of cash used for open market purchases of our common stock as we completed our stock repurchase program announced in December 2007. Cash used for financing activities of $17.3 million for the three months ended March 31, 2007 includes net repayments of $18.2 million of Essex Europe short-term borrowings due to positive operating cash flow, including a reduction in working capital.

Liquidity and Capital Resources

Our principal cash requirements generally include funding of our working capital, interest payments on our senior secured revolving credit facility and the 9% senior notes and other outstanding debt, dividend payments on our subsidiary’s series A preferred stock, principal payments on the China term and working capital loans, redemption of Invex’s €6 million convertible bonds, capital expenditures currently estimated at approximately $60 to $70 million for 2008, severance and other benefit payments in connection with the announced closure of our Vincennes, Indiana facility, obligations related to our defined benefit pension plans and any costs associated with the potential closure of our Chauny, France facility. Additionally, in January of 2008 we completed our previously announced stock repurchase program. We purchased a total of 861,779 shares of our common stock for an aggregate purchase price of $20 million, $9.1 million of which was expended in 2007. Average copper prices have increased 8% in the first quarter of 2008 as compared to the fourth quarter of 2007. Significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements

We believe that our cash on hand ($64.9 million at March 31, 2008), together with cash provided by operations and borrowing availability under our amended and restated senior secured revolving credit facility ($224.5 million undrawn and available at March 31, 2008), the Essex Europe factoring agreement and the Tianjin credit facility will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future. In addition, in May 2008 we received cash proceeds of $19.6 million related to the settlement of our litigation with Exeon.

New Accounting Pronouncements

Effective January 1, 2008, we adopted certain provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about assets and liabilities measured at fair value on a recurring and non-recurring basis in periods subsequent to initial recognition. SFAS No. 157 establishes a hierarchy for fair value measurements and related disclosures as follows: Level 1 - fair value measurements based on quoted prices in active markets for identical assets or liabilities; Level 2 – fair value measurements based upon significant observable market data other than quoted prices included within Level 1or significant unobservable inputs that are corroborated by observable market data; and Level 3 – fair value measurements based on significant unobservable inputs that are not corroborated by observable market data. Application of SFAS No. 157 to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is effective for fiscal years beginning after November 15, 2008 with earlier application permitted. We have not implemented SFAS No. 157 for such assets and liabilities. See note 1 to the accompanying consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are currently evaluating the effects, if any, that FAS 160 may have on our consolidated financial statements; however adoption of FAS 160 will result in the reclassification of the Company’s minority interest in subsidiary to equity.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the effects that FAS 161 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We, to a limited extent, use or have used forward fixed price contracts and derivative financial instruments to manage commodity price, interest rate and foreign currency exchange risks. We do not hold or issue financial instruments for investment or trading purposes. We are exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, commodity forward price contracts and commodity futures contracts but we do not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally limited to any unrealized gains within the underlying contracts.

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into copper futures purchase contracts to match the metal component of customer product pricing with the copper cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged transactions are reflected in the statement of operations. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our copper futures purchase contracts designated as cash flow hedges are summarized as follows at March 31, 2008 and December 31, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
March 31, 2008:
Copper	3,300	2008	$3.18	$2,121

December 31, 2007:
Copper	5,450	2008	3.14	$(495)

All of the unrealized gains on commodity futures outstanding at March 31, 2008 are expected to be reclassified to earnings within the next twelve months.

We also periodically enter into commodity futures contracts which represent economic hedges but have not been designated as hedges for accounting purposes (“non-designated derivatives”). These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. We use copper futures purchase contracts to match the copper component of customer product pricing with the copper cost component of the inventory shipped. We use copper futures sales contracts to fix a portion of the gross margin related to the copper component of certain of our products. Gains and losses on these non-designated derivatives are recorded in income as a component of cost of goods sold. Our non-designated commodities futures contracts outstanding at March 31, 2008 and December 31, 2007 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
March 31, 2008:
Copper purchase contracts	3,273	2008	$3.40	$955
Copper purchase contracts	165	2009	3.29	65
Copper sales contracts	3,449	2008	3.80	(70)
Copper sales contracts	55	2009	3.79	2
				$952
December 31, 2007:
Copper purchase contracts	2,876	2008	3.07	$(293)

Foreign currency exchange risk management

We engage in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, we enter into intercompany loans, some of which are not considered long-term investments, among subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures which can adversely affect our results of operations. We attempt to manage our transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, we hedge certain, but not all, of our foreign currency exposures through the use of non-deliverable foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent non-designated derivatives. Changes in the fair value of these contracts, together with gains and losses on foreign currency transactions, are reflected in current earnings as a component of other income and expense.

The following table summarizes information about foreign currency forward exchange contract derivatives as of March 31, 2008 and December 31, 2007. These contracts are generally executed on the last day of the reporting period and therefore the fair value of contracts outstanding at March 31, 2008 and December 31, 2007 is not significant.

Derivatives	Notional Amount		Weighted Average Contract Rate
	(in thousands)
March 31, 2008:
U.S. dollars for Euros	3,900	USD	0.63
Canadian dollars for U.S. dollars	9,700	USD	1.03
Canadian dollars for U.S. dollars	12,900	CAD	0.97
British pounds for Euros	9,000	EURO	0.79
Euros for U.S. dollars	2,945	EURO	1.58
British pounds for Euros	1,600	GBP	1.26

December 31, 2007:
U.S. dollars for Euros	4,100	USD	0.68
Canadian dollars for U.S. dollars	4,000	USD	0.99
Canadian dollars for U.S. dollars	13,000	CAD	1.01
British pounds for Euros	7,000	EURO	0.74
Euros for U.S. dollars	1,980	EURO	1.46
British pounds for Euros	1,700	GBP	1.35

Purchase Commitments

We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward fixed-price purchase commitments with our suppliers for copper to match our cost to the value of the copper expected to be billed to customers. At March 31, 2008, we had forward fixed price copper purchase commitments for delivery of 31.7 million pounds through June 2009 for $116.5 million. Additionally at March 31, 2008, we had forward purchase fixed price commitments for 0.5 million pounds of aluminum through December 2008, 203,000 megawatts of electricity through 2011 and 180,000 MMBTUs of natural gas through December 2008 amounting to $0.7 million, $18.0 million and $1.4 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls provides absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2008.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 29, 2008, Belden Technologies, Inc. and Belden CDT (Canada) Inc. (“Belden”) filed a Complaint against the Company and Superior Essex Communications in the United States District Court for the District of Delaware, alleging that the Company infringed U.S. Patent Nos. 5,424,491; 6,074,503; 6,570,095; 6,596,944; 6,998,537; and 7,179,999. Belden Technologies, Inc. and Belden CDT (Canada) Inc. v. Superior Essex Inc. and Superior Essex Communications L.P., Case No. 08-63, U.S. District Court for the District of Delaware. The six patents-in-suit are directed to communication cables and related manufacturing processes in the premises products field. Belden completed service of the Complaint and summons upon the Company on April 10, 2008. The Company will vigorously defend against the suit.

In 2003, Superior TeleCom and Essex Electric Inc., now known as Exeon Inc. (“Exeon”), each filed lawsuits (the “2003 Copper Action”) under Section 1 of the Sherman Act against certain defendants based on an alleged conspiracy to elevate the prices of certain copper products during certain periods from 1993 to 1996. On June 4, 2007, the parties to the 2003 Copper Action (including all plaintiffs and defendants) entered into a settlement pursuant to which the 2003 Copper Action was dismissed with prejudice. The terms of the settlement are confidential. A portion of the settlement proceeds (approximately $27,000,000) were held in escrow by plaintiffs’ counsel (the “Escrowed Settlement Proceeds”). The Company and Exeon each claimed to be entitled to the Escrowed Settlement Proceeds and filed claims with respect to the Escrowed Settlement Proceeds and matters thereto.

In April 2008, the Company and Exeon reached an agreement to settle their claims. Under this settlement agreement, the Company received $19.6 million of the Escrowed Settlement Proceeds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of shares of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2008	495,661	21.93	495,661	—
February 2008	—	—	—	—
March 2008(a)	57,281	28.31	—	—

(a)                                  Represents shares withheld from members of management to satisfy minimum statutory tax withholdings due as a result of the vesting of performance share awards.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Superior Essex Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2006 (the “2006 Superior Essex 10-K”))

3.2	Restated By-Laws of Superior Essex Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Superior Essex Inc. dated March 12, 2008).
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

10.1*

Amended and Restated Agreement dated February 25, 2008, between Denys Gounot, DG Network and Superior Essex Inc. (incorporated herein by reference to Exhibit 48 to the Annual Report on Form 10-K of Superior Essex Inc. for the year ended December 31, 2007)

10.2*

Amended and Restated Employment Agreement dated March 19, 2008 between Stephen M. Carter and Superior Essex (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)

10.3*

Amended and Restated Employment Agreement dated March 19, 2008 between David S. Aldridge and Superior Essex (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)

10.4*

Amended and Restated Employment Agreement dated March 19, 2008 between Barbara L. Blackford and Superior Essex (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)

10.5*

Amended and Restated Employment Agreement dated March 19, 2008 between Justin F. Deedy, Jr. and Superior Essex (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)

10.6*

Amended and Restated Employment Agreement dated March 19, 2008 between H. Patrick Jack and Superior Essex (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)

10.7*

Amended and Restated Employment Agreement dated March 19, 2008 between J. David Reed and Superior Essex (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)

10.8*	Amended and Restated Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)
10.9*	Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)
10.10*	Amended and Restated Executive Bonus Plan
31.1	Rule 13a-14(a) certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*                                         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
Date: May 9, 2008		David S. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)