Form 10-Q
period 2008-06-30
SUPERIOR ESSEX INC
filed 2008-08-07
CIK 1271193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
Yes ☒ No ☐

As of July 30, 2008, the registrant had 19,901,782 shares of common stock, $0.01 par value, outstanding.

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

•      “Essex Group” refers to Essex Group, Inc., a wholly-owned subsidiary of Essex International.

•      “Essex Group Canada” refers to Essex Group Canada Inc., a wholly-owned Canadian subsidiary of Essex Group.

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

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$79,462	$102,677
Accounts receivable (less allowance for doubtful accounts of $6,467 and $6,503 at June 30, 2008 and December 31, 2007, respectively)	498,581	403,132
Inventories, net	320,830	309,985
Other current assets	27,308	32,102
Total current assets	926,181	847,896
Property, plant and equipment, net	334,895	323,283
Intangible and other long-term assets, net	48,611	44,211
Total assets	$1,309,687	$1,215,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$78,569	$65,859
Current portion of long-term debt	932	1,097
Accounts payable	271,587	245,042
Accrued expenses	121,177	99,970
Total current liabilities	472,265	411,968
Long-term debt	288,301	286,229
Other long-term liabilities	85,765	83,934
Total liabilities	846,331	782,131
Minority interest in consolidated subsidiary	3,134	2,706
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 7,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 33,000,000 shares authorized; 21,250,651 and 21,101,554 shares issued at June 30, 2008 and December 31, 2007, respectively	212	209
Capital in excess of par value	289,887	286,242
Accumulated other comprehensive income	23,868	12,086
Retained earnings	181,529	154,673
Treasury stock, at cost (1,349,108 shares and 791,865 shares at June 30, 2008 and December 31, 2007, respectively)	(35,274)	(22,657)
Total stockholders’ equity	460,222	430,553
Total liabilities and stockholders’ equity	$1,309,687	$1,215,390

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Net sales	$831,853	$772,440
Cost of goods sold	754,899	697,989
Gross profit	76,954	74,451
Selling, general and administrative expenses	(40,452)	(37,987)
Restructuring and other charges	(18,562)	(413)
Income from settlement of litigation (note 11)	19,584	—
Operating income	37,524	36,051
Interest expense	(8,552)	(7,472)
Interest income	316	869
Other income (expense), net	(16)	103
Income before income taxes, minority interest and extraordinary gain	29,272	29,551
Income tax expense	(9,854)	(11,885)
Income before minority interest and extraordinary gain	19,418	17,666
Minority interest in earnings of subsidiaries	(3)	(1,307)
Income before extraordinary gain	19,415	16,359
Extraordinary gain (note 5)	—	3,539
Net income	$19,415	$19,898

Net income per share of common stock:
Basic:
Income before extraordinary gain	$0.99	$0.81
Extraordinary gain (note 5)	—	0.17
Net income	$0.99	$0.98
Diluted:
Income before extraordinary gain	$0.98	$0.80
Extraordinary gain (note 5)	—	0.17
Net income	$0.98	$0.97
Weighted average shares outstanding:
Basic	19,696	20,253
Diluted	19,909	20,527

The accompanying notes are an integral part of these condensed consolidated financial statements

	Six Months Ended June 30,
	2008	2007
Net sales	$1,589,013	$1,468,068
Cost of goods sold	1,446,013	1,332,372
Gross profit	143,000	135,696
Selling, general and administrative expenses	(84,100)	(73,586)
Restructuring and other charges	(20,683)	(1,287)
Income from settlement of litigation (note 11)	19,584	—
Operating income	57,801	60,823
Interest expense	(16,870)	(15,122)
Interest income	910	1,615
Other expense, net	(1,168)	(648)
Income before income taxes, minority interest and extraordinary gain	40,673	46,668
Income tax expense	(13,571)	(18,794)
Income before minority interest and extraordinary gain	27,102	27,874
Minority interest in earnings of subsidiaries	(246)	(2,357)
Income before extraordinary gain	26,856	25,517
Extraordinary gain - (note 5)	—	3,539
Net income	$26,856	$29,056
Net income per share of common stock:
Basic:
Income before extraordinary gain	$1.36	$1.26
Extraordinary gain (note 5)	—	0.18
Net income	$1.36	$1.44
Diluted:
Income before extraordinary gain	$1.35	$1.25
Extraordinary gain (note 5)	—	0.17
Net income	$1.35	$1.42
Weighted average shares outstanding:
Basic	19,729	20,203
Diluted	19,921	20,491

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,856	$29,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (note 4)	30,088	15,030
Amortization of deferred financing costs and discount	1,217	1,061
Minority interest in earnings of subsidiaries	246	2,357
Extraordinary gain	—	(3,539)
Settlement of derivatives	1,948	3,564
Share-based compensation	1,808	4,016
Change in assets and liabilities:
Accounts receivable, net	(80,494)	(58,638)
Inventories, net	(2,441)	28,169
Other current and non-current assets	(2,366)	16,350
Accounts payable, accrued expenses and other liabilities	33,247	38,619
Other, net	(306)	795
Cash flows provided by operating activities	9,803	76,840
Cash flows from investing activities:
Capital expenditures	(30,050)	(18,351)
Acquisitions, net of cash acquired (note 5)	(2,965)	(48,334)
Other	32	26
Cash flows used for investing activities	(32,983)	(66,659)
Cash flows from financing activities:
Short-term borrowings, net	7,616	6,551
Repayments of long-term debt	(250)	(15,021)
Proceeds from exercise of stock options and employee stock purchases	1,278	2,413
Treasury stock purchases	(10,869)	—
Excess tax benefits resulting from stock options and awards	562	1,737
Cash flows used for financing activities	(1,663)	(4,320)
Effect of exchange rate changes on cash	1,628	(611)
Net increase (decrease) in cash and cash equivalents	(23,215)	5,250
Cash and cash equivalents at beginning of period	102,677	53,493
Cash and cash equivalents at end of period	$79,462	$58,743

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPERIOR ESSEX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

1.             General

Basis of presentation

The accompanying balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these statements reflect all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods. Results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Superior Essex Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Tender offer and merger

On June 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with LS Cable Ltd. (“LS Cable”), a Korean company. Under the terms of the agreement, Cyprus Acquisition Merger Sub Inc. (“Cyprus”), an indirect wholly-owned subsidiary of LS Cable, made a cash tender offer to purchase all of the outstanding shares of Superior Essex common stock for $45.00 per share. On August 4, 2008, Cyprus completed the tender offer and acquired approximately 92% of the outstanding common stock of Superior Essex Inc. In accordance with the terms of the Agreement, LS Cable will merge Cyprus with and into Superior Essex Inc. and all remaining Superior Essex Inc. common shares will be cancelled in exchange for the right to receive a cash payment of $45 per share. Upon completion of the merger Superior Essex Inc. will be an indirect subsidiary of LS Cable.

Income taxes

Income tax expense for interim periods is provided based on the Company’s estimated effective tax rate for the full fiscal year. The effective tax rate for the three and six months ended June 30, 2008 is less than the U.S. statutory rate of 35% due to the favorable effect of lower foreign effective tax rates and the discrete effects of favorable adjustments to state effective tax rates and research and development tax credits which more than offset the negative impact of state taxes, valuation allowances provided with respect to operating losses incurred by one of the Company’s Chinese subsidiaries and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”). The effective tax rate for the three and six months ended June 30, 2007 exceeds the U.S. statutory rate of 35% due to the effects of state and foreign taxes and liabilities for uncertain tax positions recorded in accordance with FIN 48.

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

The following table summarizes information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total

Copper futures contracts	$1,573	$532	$—	$2,105

Level 2 copper futures contracts consist of Euro denominated contracts. The value of these contracts is derived from converting U.S. dollar quoted LME futures contracts into Euro based equivalents by applying the publicly traded U.S. dollar to Euro foreign exchange rate. The Company also had non-deliverable forward foreign exchange contracts outstanding at June 30, 2008 with insignificant fair value measurements using Level 2 inputs (see note 10). The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

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

In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the effects, if any, that FSP 142-3 will have on its consolidated financial statements.

2.                                      Inventories, net

At June 30, 2008 and December 31, 2007, the components of inventories were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$41,111	$48,102
Work in process	91,238	78,792
Finished goods	326,933	289,413
	459,282	416,307
LIFO reserve	(138,452)	(106,322)
	$320,830	$309,985

Inventories valued using the LIFO method amounted to $176.9 million and $177.7 million at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008, certain inventory quantities were reduced resulting in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income by $3.2 million.

3.                                      Comprehensive income

The components of comprehensive income for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net income	$19,415	$19,898
Foreign currency translation adjustment, net of income tax of $10 and $40 for the three months ended June 30, 2008 and 2007, respectively	680	1,037
Actuarial loss on defined benefit plans net of income tax of $411 for the three months ended June 30, 2008	(732)	—
Reclassification adjustment for actuarial losses (gains) of defined benefit plans included in net income, net of income tax of $(2) and $2 for the three months ended June 30, 2008 and 2007, respectively	4	(3)
Prior service costs of defined benefit plans, net of tax of $38 for the three months ended June 30, 2008	(67)
Reclassification adjustment for prior service costs of defined benefit plans included in net income, net of income tax of $8 and $7 for the three months ended June 30, 2008 and 2007, respectively	13	12
Unrealized holding gains on derivatives during the period, net of income tax of $268 and $1,478 for the three months ended June 30, 2008 and 2007, respectively	418	2,311
Reclassification adjustment for gains on derivatives included in net income, net of income tax of $529 and $1,561 for the three months ended June 30, 2008 and 2007, respectively	(825)	(2,442)
Comprehensive income	$18,906	$20,813

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net income	$28,656	$29,056
Foreign currency translation adjustment, net of income tax of $17 and $361 for the six months ended June 30, 2008 and 2007, respectively	11,368	1,417
Actuarial loss on defined benefit plans net of income tax of $411 for the six months ended June 30, 2008	(732)	—
Reclassification adjustment for actuarial losses (gains) of defined benefit plans included in net income, net of income tax of $(2) and $4 for the six months ended June 30, 2008 and 2007, respectively	4	(6)
Prior service costs of defined benefit plans, net of tax of $38 for the six months ended June 30, 2008	(67)
Reclassification adjustment for prior service costs of defined benefit plans included in net income, net of income tax of $15 and $14 for the six months ended June 30, 2008 and 2007, respectively	26	24
Unrealized holding gains on derivatives during the period, net of income tax of $1,496 and $2,451 for the six months ended June 30, 2008 and 2007, respectively	2,324	3,828
Reclassification adjustment for gains on derivatives included in net income, net of income tax of $731 and $1,057 for the six months ended June 30, 2008 and 2007, respectively	(1,141)	(1,658)
Comprehensive income	$40,438	$32,661

The components of accumulated other comprehensive income at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Foreign currency translation adjustment, net of tax of $561 and $544 at June 30, 2008 and December 31, 2007, respectively	$27,313	$15,945
Actuarial losses of defined benefit plans, net of tax of $2,814 and $2,405 at June 30, 2008 and December 31, 2007, respectively	(3,838)	(3,110)
Prior service costs of defined benefit plans, net of tax of $278 and $255 at June 30, 2008 and December 31, 2007, respectively	(492)	(451)
Unrealized gain (loss) on derivatives, net of tax of $(568) and $197 at June 30, 2008 and December 31, 2007, respectively	885	(298)
	$23,868	$12,086

4.                                      Restructuring and other charges

North American magnet wire and copper rod restructuring

On January 23, 2008, the Company announced that it is consolidating and restructuring its North American magnet wire and distribution and copper rod segments’ manufacturing facilities. The changes are expected to more efficiently match production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of the magnet wire manufacturing and copper rod continuous casting facilities located in Vincennes, Indiana, and the relocation of existing production to other North American magnet wire and distribution facilities. The closures are expected to be completed by the first quarter of 2009. The Company’s Board of Directors authorized the action on January 16, 2008 and the restructuring was communicated to employees on January 23, 2008. The total restructuring charges are estimated at $22 million, consisting of non-cash charges of approximately $15 million, principally through accelerated depreciation, and cash charges of approximately $3 million relating to employee severance and retention and $4 million relating to equipment relocation and facility closure costs associated with the restructuring. The Company expects to incur the majority of these charges in 2008. The North American magnet wire and distribution and copper rod segment restructuring activities for the six months ended June 30, 2008 are summarized as follows:

	Accelerated Depreciation	Employee Severance	Employee Retention	Equipment Relocation and Other Facility Exit Costs	Total

Amounts charged to expense	$10,316	$2,306	$48	$1,679	$14,349
Non-cash charges against assets	(10,316)	—	—	—	(10,316)
Cash payments	—	(435)	—	(1,598)	(2,033)
Balance at June 30, 2008	$—	$1,871	$48	$81	$2,000

Accelerated depreciation charges reflect changes in estimated useful lives and residual values for long-lived assets that will be taken out of service prior to the end of their original service period and have been reported as a component of cost of goods sold in the accompanying statement of operations. All other charges associated with the North American magnet wire and copper rod restructuring have been reported as a component of restructuring and other charges in the accompanying statement of operations. Employee retention costs relate to incentives that will be paid to Vincennes’ employees who remain employed until certain future termination dates and meet specified safety and attendance goals and are accrued over the retention period. Total restructuring costs of $14.3 million for the six months ended June 30, 2008 include $12.4 million related to the North American magnet wire and distribution segment and $1.9 million related to the copper rod segment.

European magnet wire restructuring

In March 2008, the Company announced that Essex Europe had initiated discussions with the appropriate French employee representative bodies for the potential closure of its magnet wire manufacturing facility in Chauny, France. Discussions with the local employee representative bodies were completed during the second quarter of 2008 and on June 30, 2008, the Company authorized the closure of the Chauny facility. The Chauny facility is leased from Nexans through

October 2009 and currently has approximately 130 employees. The changes are expected to more efficiently match the Company’s production capabilities to industry demand levels and to customer requirements. During the three months ended June 30, 2008, Essex Europe also recorded a restructuring provision of $2.8 million related to the consolidation of certain of its administrative and production support functions in Germany. The total estimated cost of these restructurings is approximately $22 million, which primarily consists of (i) cash charges of approximately $18.7 million relating to employee severance and related benefits and approximately $3.7 million related to equipment relocation and disposal and other costs associated with the restructuring, (ii) non-cash charges of approximately $1.3 million, principally through accelerated depreciation, and (iii) non-cash gains of $1.7 million attributable to employee benefit plan curtailments. The Company expects to incur the majority of these charges in 2008 and the first half of 2009. Restructuring and other charges for the six months ended June 30, 2008 related to the European magnet wire restructuring are summarized as follows:

	Accelerated Depreciation	Employee Severance And Related Benefits	Employee Benefit Plan Curtailment Gains	Equipment Relocation and Other Facility Exit Costs	Total

Amounts charged to expense	$1,246	$15,112	$(1,711)	$448	$15,095
Non-cash charges against assets/liabilities	(1,246)	—	1,711	—	465
Cash payments	—	(107)	—	(448)	(555)
Balance at June 30, 2008	$—	$15,005	$—	$—	$15,005

Accelerated depreciation charges reflect changes in estimated useful lives and residual values for long-lived assets that will be taken out of service prior to the end of their original service period and have been reported as a component of cost of goods sold in the accompanying statement of operations. All other charges associated with the European magnet wire restructurings have been reported as a component of restructuring and other charges in the accompanying statement of operations.

Other

In addition to the North American magnet wire, copper rod and European magnet wire restructurings discussed above, restructuring and other charges for the six months ended June 30, 2008 also include $2.5 million of professional fees and costs associated with the LS Cable transaction (see note 1), $0.2 million of professional fees incurred in connection with the Chauny restructuring and the write-off of $0.2 million of deferred business acquisition costs.

Essex Europe recorded a restructuring provision of $0.3 million during the six months ended June 30, 2007 related to a workforce reduction at its Viana de Castelo, Portugal manufacturing facility. The majority of the costs related to severance payments and related benefits and were paid during 2007. Restructuring and other charges for the six months ended June 30, 2007 also included the write-off of $0.4 million of deferred business acquisition costs, $0.3 million of facility exit costs primarily related to the closure of an insulation manufacturing facility in our North American magnet wire and distribution segment and $0.2 million of professional fees incurred in connection with the administration of Superior TeleCom’s plan of reorganization.

5.                                      Acquisitions

A.E.V. acquisition

In April 2008, Essex Europe acquired certain assets A.E.V. Limited, a United Kingdom based distributor of magnet wire enamels and related products, for a total purchase price of $3.0 million. The purchased assets consisted primarily of customer and supplier lists, existing customer and supplier contracts, minor rewinding equipment and racking and a limited amount of inventory. The acquisition was accounted for using the purchase method of accounting and the results of the acquired operations have been included in the consolidated results of operations of the Company from the date of acquisition. The acquired operations are included in the Company’s European magnet wire and distribution segment.

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

The following pro forma consolidated results of operations for the six months ended June 30, 2007 have been prepared as if the acquisition of the Essex Europe minority interest had occurred at January 1, 2007. The extraordinary gain directly attributable to the transaction is included in the pro forma consolidated results of operations.

Net sales	$1,468,068
Income before extraordinary gain	28,317
Net income	31,856
Net income per share:
Basic
Income before extraordinary gain	1.40
Net income	1.58
Diluted
Income before extraordinary gain	1.38
Net income	1.55

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

6.                                      Debt

At June 30, 2008 and December 31, 2007, short-term borrowings and long-term debt consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Short-term borrowings:
Essex Europe factoring agreement	$59,806	$46,103
Essex Magnet Wire (Tianjin) Ltd. credit facility	18,763	14,280
Essex Magnet Wire (Suzhou) Ltd. credit facilities	—	5,476
	$78,569	$65,859
Long-term debt:
9% senior notes (net of discount of $4,014 and $4,446 at June 30, 2008 and December 31, 2007, respectively)	$253,086	$252,654
Series A redeemable preferred stock of Superior Essex Holding	5,000	5,000
Term loan of Essex Magnet Wire (Suzhou) Ltd.	13,996	13,143
3% convertible bonds of Invex	9,219	8,432
Other	7,932	8,097
	289,233	287,326
Less current portion of long-term debt	932	1,097
Total long-term debt	$288,301	$286,229

Superior Essex Communications and Essex Group are borrowers under a $225 million senior secured credit facility. Interest on the senior secured credit facility accrues on outstanding borrowings at an annual rate equal to, at the borrowers’ option, LIBOR or a base rate, plus, in each case, an applicable margin, determined quarterly based on average borrowing availability, ranging from 1.00% to 2.00% for LIBOR loans and from 0% to 0.75% for base rate loans. Obligations under the senior secured credit facility are secured by substantially all domestic assets of the Company and 65% of the voting stock of certain of the Company’s foreign subsidiaries. Availability under the senior secured credit facility is subject to a borrowing base equal to the lesser of (1) $225 million less outstanding letters of credit and (2) a specified percentage of eligible accounts receivable and inventory less specified reserves. The specified percentages are (i) 85% of the value of the eligible accounts receivable and with respect to inventory the lesser of (a) $110 million or (b) the lesser of (x) 65% of the value of eligible inventory and (y) 85% multiplied by the net orderly liquidation percentage then applicable multiplied by the value of the eligible inventory. Certain of the specified reserves that reduce availability are not fixed and may be increased or imposed by the administrative agent for the amended and restated senior secured credit facility at its reasonable credit judgment. The borrowers are obligated to pay an unused commitment fee of 0.25% per annum on the unused amount of the maximum committed amounts and a fee of 0.125% per annum on the outstanding face amount of outstanding letters of credit. No borrowings were outstanding under the senior secured credit facility at June 30, 2008 and undrawn availability was $224.5 million.

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

Subsequent to June 30, 2008, the Company amended and restated its senior secured credit facility and redeemed the 9% senior notes and Series A preferred stock of Superior Essex Holding. See note 15.

7.                                      Income per share

The computation of basic and diluted income before extraordinary gain per share for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income before extraordinary gain per common share	$19,415	19,696	$0.99	$16,359	20,253	$0.81
Effect of dilutive securities:
Restricted stock awards	—	81		—	96
Performance share awards	—	8		—	—
Stock options	—	124		—	178
Diluted income before extraordinary gain per common share	$19,415	19,909	$0.98	$16,359	20,527	$0.80

	Six Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic income before extraordinary gain per common share	$26,856	19,729	$1.36	$25,517	20,203	$1.26
Effect of dilutive securities:
Restricted stock awards	—	81		—	104
Performance share awards	—	4		—	—
Stock options	—	107		—	184
Diluted income before extraordinary gain per common share	$26,856	19,921	$1.35	$25,517	20,491	$1.25

A total of 835,873 and 219,758 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and contingently issuable performance share awards have been excluded from the computation of diluted income per share for the three months ended June 30, 2008 and 2007, respectively. A total of 584,630 and 121,145 anti-dilutive weighted average shares with respect to outstanding stock options, restricted stock awards and contingently issuable performance share awards have been excluded from the computation of diluted income per share for the six months ended June 30, 2008 and 2007, respectively. The potential dilutive effect of the $6 million Invex convertible bonds has not been included in the diluted income per share calculations for the three and six months ended June 30, 2008 as the Company intends to settle the debt in cash.

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

In May 2005, the shareholders of the Company approved the Superior Essex Inc. 2005 Incentive Plan (the “2005 Plan”) pursuant to which a committee of the Company’s board of directors may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend and interest equivalents and cash-based awards to eligible employees, officers, non-employee directors and consultants. Stock options can be granted under the 2005 Plan with an exercise price equal to or greater than the stock’s fair market value at the date of grant. The term of stock options granted may not exceed 10 years. As a result of adoption of the 2005 Plan, no further grants or awards may be made pursuant to the 2003 Plan. In May 2007 and 2008, the shareholders of the Company approved amendments to the 2005 Plan to, among other things, increase the number of shares that may be issued under the Plan by 1,000,000 shares and adjust the share reserve provisions. Immediately after the 2008 amendment, and subject to adjustment as provided in the 2005 Plan, the aggregate number of shares of common stock available for issuance under the 2005 Plan was (i) 500,000, plus (ii) shares underlying awards outstanding under the 2005 Plan as of May 6, 2008, plus (iii) shares remaining available for issuance under the 2005 Plan as of May 5, 2008, plus (iv) a number of additional shares underlying awards outstanding under the 2003 Plan that lapse for any reason, plus (v) a number of additional shares delivered or withheld on or after May 3, 2007 to cover the exercise price and/or satisfy tax withholding obligations with respect to awards outstanding under the 2003 Plan.

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

Total compensation cost related to all stock-based compensation plans was $0.8 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively. Total compensation cost related to all stock-based compensation plans was $1.7 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $7.3 million of unrecognized compensation cost related to the Company’s stock-based compensation plans which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	394,993	$17.54
Granted	40,652	28.76
Exercised	(79,404)	16.06
Forfeitures	(5,974)	16.39
Outstanding at June 30, 2008	350,267	$19.20	6.9	$8,907
Exercisable at June 30, 2008	210,641	$15.86	6.2	$6,061

Options to purchase 40,652 shares and 28,429 shares of common stock with a weighted average Black Scholes fair value per option of $13.08 and $16.54 were granted during the six months ended June 30, 2008 and 2007, respectively. The fair value for options granted during the six months ended June 30, 2008 and 2007 was estimated at the date of grant using the Black Scholes option pricing model and the following weighted average assumptions:

	Six Months Ended June 30,
	2008	2007
Volatility	43%	40%
Dividend yield	0%	0%
Risk-free interest rate	2.9%	4.7%
Expected life (years)	6.2	6.2

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

The following table summarizes the status of the Company’s unvested share awards, including the performance share awards discussed above, for the six months ended June 30, 2008:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Nonvested share awards outstanding at December 31, 2007	422,555	$31.66
Granted	574,383	29.06
Vested	(38,556)	28.09
Forfeited	(1,768)	29.94
Nonvested share awards outstanding at June 30, 2008	956,614	$30.25
Nonvested share awards at June 30, 2008 expected to vest	307,322	$29.60

Concurrent with the completion of the tender offer and purchase of the Company’s shares by LS Cable (see note 1), all outstanding and unexercised options, whether or not vested, were vested and cancelled and converted to the right to receive a cash payment from the Company equal to the excess, if any, of $45 over the exercise price per share of the option. In addition, all outstanding unvested restricted stock awards, performance share awards and restricted stock units were vested and cancelled and converted to the right to receive a cash payment of $45 per share. Outstanding performance share awards were deemed vested at target performance levels. Upon completion of the merger, all of the Company’s stock plans will be terminated.

9.                                      Employee benefits

The components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and six months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$787	$730
Interest cost	2,524	2,250
Expected return on plan assets	(2,728)	(2,528)
Amortization of actuarial losses (gains)	6	(5)
Amortization of prior service costs	22	19
Curtailment gain	1,011	—
	$1,622	$466

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,447	$1,407
Interest cost	5,018	4,352
Expected return on plan assets	(5,459)	(4,831)
Amortization of actuarial losses (gains)	6	(10)
Amortization of prior service costs	41	38
Curtailment gain	1,011	—
	$2,064	$956

The Company recognized a curtailment gain of $1.0 million with respect to its French defined benefit plan in connection with the closure of its manufacturing facility in Chauny, France (see note 4).

The Company’s cash contributions to the defined benefit plans amounted to $2.0 million and $3.5 million during the six months ended June 30, 2008 and 2007, respectively. The Company expects to make additional cash contributions of $2.4 million for the remainder of 2008.

In March 2008, the Compensation Committee of the Board of Directors adopted an amended and restated Senior Executive Retirement Plan (the “Amended and Restated SERP”) to replace the Company’s existing SERP agreement. The Amended and Restated SERP is effective April 1, 2008 and provides for, among other things, a reduction in the benefit accrual rate from 2.5% per year in the case of the Chief Executive Officer and 2.0% in the case of the Executive Vice Presidents to 1.5% for periods on and after January 1, 2009. In consideration of this reduction, the Company granted 41,167 restricted stock awards to the affected officers on April 1, 2008. In connection with the amendments to the SERP, the Company remeasured the SERP benefit obligation as of April 1, 2008. The effect of the remeasurement was to increase the benefit obligation by $1.2 million.

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

Commodity price risk management

The cost of copper, the Company’s most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, the Company enters into copper futures purchase contracts to match the metal component of customer product pricing with the copper cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged transactions are reflected in the statement of operations. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. The Company’s copper futures purchase contracts designated as cash flow hedges are summarized as follows at June 30, 2008 and December 31, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
June 30, 2008:
Copper	5,853	2008	$3.60	$1,598
Copper	2,133	2009	3.69	268
	7,986			$1,866

December 31, 2007:
Copper	5,450	2008	3.14	$(495)

All of the unrealized gains on commodity futures outstanding at June 30, 2008 are expected to be reclassified to earnings within the next twelve months.

The Company also periodically enters into commodity futures contracts which represent economic hedges but have not been designated as hedges for accounting purposes (“non-designated derivatives”). These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. The Company uses copper futures purchase contracts to match the copper component of customer product pricing with the copper cost component of the inventory shipped. The Company uses copper futures sales contracts to fix a portion of the gross margin related to the copper component of certain of our products. Gains and losses on these non-designated derivatives are recorded in income as a component of cost of goods sold. Net gains (losses) on non-designated derivatives were $(1.0) million and $0.6 million, respectively, for the three and six months ended June 30, 2008. The Company did not enter into any non-designated derivatives during the six months ended June 30, 2007.

The Company’s non-designated commodities futures contracts outstanding at June 30, 2008 and December 31, 2007 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
June 30, 2008:
Copper purchase contracts	4,207	2008	$3.60	$205
Copper purchase contracts	220	2009	3.35	81
Copper sales contracts	1,543	2008	3.85	(47)
Copper sales contracts	110	2009	3.85	—
	6,080			$239
December 31, 2007:
Copper purchase contracts	2,876	2008	3.07	$(293)

Foreign currency exchange risk management

The Company engages in the sale and purchase of products which result in accounts receivable and accounts payable denominated in foreign currencies. Additionally, the Company enters into intercompany loans, some of which are not considered long-term investments, among subsidiaries with differing functional currencies. As a result, fluctuations in the value of foreign currencies create exposures which can adversely affect the Company’s results of operations. The Company attempts to manage its transactional foreign currency exchange risk by economically hedging foreign currency cash flow forecasts arising from the settlement of accounts receivable, accounts payable and intercompany accounts. Where naturally offsetting foreign currency positions do not occur, the Company hedges certain, but not all, of its foreign currency exposures through the use of non-deliverable foreign currency forward exchange contracts. These contracts generally have maturities of less than two months and represent non-designated derivatives. Changes in the fair value of these contracts, together with gains and losses on foreign currency transactions, are reflected in current earnings as a component of other income and expense. Net gains (losses) recognized on foreign currency forward exchange contracts were $(0.4) million and $0.9 million for the three and six months ended June 30, 2008, respectively. The Company also recognized gains of $0.3 million on foreign currency transactions during the three months ended June 30, 2008 and losses of $1.6 million on foreign currency transactions during the six months ended June 30, 2008.

The following table summarizes information about foreign currency forward exchange contract derivatives as of June 30, 2008 and December 31, 2007. These contracts are generally executed on the last day of the reporting period and therefore the fair value of contracts outstanding at June 30, 2008 and December 31, 2007 is not significant.

Derivatives	Notional Amount		Weighted Average Contract Rate
	(in thousands)
June 30, 2008:
U.S. dollars for Euros	5,200	USD	0.64
Canadian dollars for U.S. dollars	1,500	USD	1.02
Canadian dollars for U.S. dollars	15,000	CAD	0.98
British pounds for Euros	10,700	EURO	0.79
Euros for U.S. dollars	3,924	EURO	1.57
British pounds for Euros	3,000	GBP	1.26

December 31, 2007:
U.S. dollars for Euros	4,100	USD	0.68
Canadian dollars for U.S dollars	4,000	USD	0.99
Canadian dollars for U.S. dollars	13,000	CAD	1.01
British pounds for Euros	7,000	EURO	0.74
Euros for U.S. dollars	1,980	EURO	1.46
British pounds for Euros	1,700	GBP	1.35

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

In April 2008, the Company and Exeon reached an agreement to settle their claims. Under this settlement agreement, the Company received $19.6 million of the Escrowed Settlement Proceeds. Legal fees relating to the Exeon matter have been expensed as incurred. The settlement has been reflected as a gain in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008.

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

A liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. The Company has accrued amounts with respect to environmental matters that it believes were adequate at June 30, 2008. These accruals are not material to the Company’s operations or financial position.

Purchase commitments

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward fixed-price purchase commitments with its suppliers for copper to match its cost to the value of the copper expected to be billed to customers. At June 30, 2008, the Company had forward fixed-price copper purchase commitments for delivery of 29.6 million pounds through April 2009 for $109.1 million. Additionally, at June 30, 2008, the Company had forward purchase fixed-price commitments for 0.4 million pounds of aluminum through December 2008, 227,000 megawatts of electricity through 2011 and 120,000 MMBTUs of natural gas through December 2008 amounting to $0.6 million, $21.2 million and $1.0 million, respectively.

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

In connection with the execution of the Agreement with LS Cable (see note 1), the Company entered into amended and restated employment agreements with its chief executive officer and certain of its executive vice presidents. The amended and restated employment agreements will become effective upon completion of the tender offer for a term of two years with automatic one-year renewals unless cancelled by either party upon 90 days prior written notice. As an inducement to each of the executives to remain employed by the Company, and in lieu of cash severance in the event of a termination of employment by the Company without cause or resignation by the executives for good reason during the initial term of the employment agreements, the amended and restated employment agreements provide for an aggregate signing bonus of $6.3 million payable on the later of January 2, 2009 or the third business day following the completion of the tender offer. In addition, the amended and restated employment agreements provide for an aggregate retention bonus of $2.1 million payable 18 months after completion of the tender offer, subject to the executive’s continued employment through the payment date.

12.                               Related party transactions

Essex Europe has entered into agreements to purchase a significant portion of its copper rod and pre-drawn copper wire requirements from Nexans. The purchase agreements expire on December 31, 2008 with automatic one year renewals unless cancelled by either party upon six months prior notice in the case of copper rod and twelve months prior notice in the case of pre-drawn copper wire. Total purchases pursuant to these agreements amounted to $52.6 million and $96.2 million for the three months ended June 30, 2008 and 2007, respectively, and $113.8 million and $171.1 million for the six months ended June 30, 2008 and 2007, respectively. In December 2007, Nexans provided notice that they did not intend to renew the pre-drawn wire agreement under the current terms and conditions.

The Company sells magnet wire to and provides certain tolling services for its 50% owned joint venture, Femco Magnet Wire Corporation (“Femco”). Net sales to Femco were $5.3 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively, and $11.0 million and $11.7 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s equity in the loss of Femco was $0.5 million and $0.3 million for the six months ended June  30, 2008 and 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales:
Communications cable	$213,741	$235,738	$410,217	$451,736
North American magnet wire and distribution	312,834	296,045	608,613	542,759
European magnet wire and distribution	268,066	175,541	502,025	335,934
Asia/Pacific magnet wire	25,030	281	41,714	407
Copper rod	12,182	64,835	26,444	137,232
	$831,853	$772,440	$1,589,013	$1,468,068
Operating income (loss):
Communications cable	$21,229	$25,911	$40,143	$43,912
North American magnet wire and distribution (1)	13,171	12,813	18,969	22,335
European magnet wire and distribution (2)	7,410	5,801	13,817	11,856
Asia/Pacific magnet wire	(451)	(1,152)	(32)	(2,128)
Copper rod (3)	1,290	(136)	(19)	(182)
Corporate and other	(6,147)	(6,773)	(13,978)	(13,683)
Income from settlement of litigation	19,584	—	19,584	—
Restructuring and other charges	(18,562)	(413)	(20,683)	(1,287)
	$37,524	$36,051	$57,801	$60,823

	June 30, 2008	December 31, 2007
	(in thousands)
Total assets:
Communications cable	$382,720	$377,895
North American magnet wire and distribution	349,944	336,231
European magnet wire and distribution	465,152	405,307
Asia/Pacific magnet wire	91,106	74,746
Copper rod	11,802	15,560
Corporate and other	8,963	5,651
	$1,309,687	$1,215,390

(1)         Includes $2.9 million and $9.0 million of accelerated depreciation charges related to restructuring activities for the three and six months ended June, 2008, respectively (see note 4).

(2)         Includes $1.2 million of accelerated depreciation charges related to restructuring activities for the three and six months ended June 30, 2008, respectively (see note 4).

(3)         Includes $1.3 million of accelerated depreciation charges related to restructuring activities for the three and six months ended June 30, 2008 (see note 4).

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

Balance Sheet Information

June 30, 2008

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,720	$55,425	$393	$15,924	$—	$79,462
Accounts receivable, net	—	226,379	3,210	268,992	—	498,581
Inventories, net	—	161,691	19,706	139,433	—	320,830
Other current assets	1,570	6,973	593	20,575	(2,403)	27,308
Total current assets	9,290	450,468	23,902	444,924	(2,403)	926,181
Property, plant and equipment, net	2,011	174,280	17,986	140,618	—	334,895
Intangible and other long-term assets	12,469	28,176	11	20,829	(12,874)	48,611
Investment in subsidiaries	319,503	181,484	250,191	—	(751,178)	—
Intercompany accounts	153,986	—	42,695	—	(196,681)	—
Total assets	$497,259	$834,408	$334,785	$606,371	$(963,136)	$1,309,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$78,569	$—	$78,569
Current portion of long-term debt	—	—	—	932	—	932
Accounts payable	1,079	123,230	5,973	141,305	—	271,587
Accrued expenses	11,280	28,058	395	83,847	(2,403)	121,177
Total current liabilities	12,359	151,288	6,368	304,653	(2,403)	472,265
Long term-debt	—	260,086	5,000	23,215	—	288,301
Other long-term liabilities	24,678	37,817	3,914	32,230	(12,874)	85,765
Intercompany accounts	—	61,442	—	135,239	(196,681)	—
Total liabilities	37,037	510,633	15,282	495,337	(211,958)	846,331
Minority interest	—	—	—	3,134	—	3,134
Stockholders’ equity	460,222	323,775	319,503	107,900	(751,178)	460,222
	$497,259	$834,408	$334,785	$606,371	$(963,136)	$1,309,687

Balance Sheet Information
December 31, 2007

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$180	$79,379	$168	$22,950	$—	$102,677
Accounts receivable, net	—	176,299	2,815	224,018	—	403,132
Inventories, net	—	164,834	12,075	133,076	—	309,985
Other current assets	1,808	8,195	589	18,022	3,488	32,102
Total current assets	1,988	428,707	15,647	398,066	3,488	847,896
Property, plant and equipment, net	901	188,571	13,509	120,302	—	323,283
Intangible and other long-term assets	9,150	30,350	11	14,016	(9,316)	44,211
Investment in subsidiaries	298,323	155,612	242,711	—	(696,646)	—
Intercompany accounts	142,360	—	40,355	—	(182,715)	—
Total assets	$452,722	$803,240	$312,233	$532,384	$(885,189)	$1,215,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$65,859	$—	$65,859
Current portion of long-term debt	—	—	—	1,097	—	1,097
Accounts payable	265	111,857	5,219	127,701	—	245,042
Accrued expenses	3,376	32,846	78	60,182	3,488	99,970
Total current liabilities	3,641	144,703	5,297	254,839	3,488	411,968
Long term-debt	—	259,654	5,000	21,575	—	286,229
Other long-term liabilities	18,528	39,681	3,613	31,428	(9,316)	83,934
Intercompany accounts	—	56,552	—	126,163	(182,715)	—
Total liabilities	22,169	500,590	13,910	434,005	(188,543)	782,131
Minority interest	—	—	—	2,706	—	2,706
Stockholders’ equity	430,553	302,650	298,323	95,673	(696,646)	430,553
Total liabilities and stockholders’ equity	$452,722	$803,240	$312,233	$532,384	$(885,189)	$1,215,390

Statement of Operations Information

Three Months Ended June 30, 2008

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,148	$506,061	$83,375	$334,665	$(98,396)	$831,853
Cost of goods sold	—	456,858	77,822	312,467	(92,248)	754,899
Gross profit	6,148	49,203	5,553	22,198	(6,148)	76,954
Selling, general and administrative expenses	(6,148)	(27,478)	(182)	(12,792)	6,148	(40,452)
Restructuring and other charges	(2,656)	(1,568)	(439)	(13,899)	—	(18,562)
Income from settlement of litigation	19,584	—	—	—	—	19,584
Operating income (loss)	16,928	20,157	4,932	(4,493)	—	37,524
Interest expense	—	(7,200)	(119)	(3,872)	2,639	(8,552)
Interest income	2,186	192	510	67	(2,639)	316
Other income (expense), net	1	19	7	(43)	—	(16)
Income (loss) before income taxes, equity in earnings of subsidiaries and minority interest	19,115	13,168	5,330	(8,341)	—	29,272
Income tax benefit (expense)	(5,115)	(5,254)	(1,857)	2,372	—	(9,854)
Equity in earnings of subsidiaries	5,415	(2,420)	1,519	—	(4,514)	—
Minority interest in income of subsidiary	—	—	—	(3)	—	(3)
Net income (loss)	$19,415	$5,494	$4,992	$(5,972)	$(4,514)	$19,415

Statement of Operations Information

Three Months Ended June 30, 2007

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$6,922	$569,055	$70,727	$205,396	$(79,660)	$772,440
Cost of goods sold	—	515,512	64,355	190,860	(72,738)	697,989
Gross profit	6,922	53,543	6,372	14,536	(6,922)	74,451
Selling, general and administrative expenses	(6,766)	(29,765)	(185)	(8,193)	6,922	(37,987)
Restructuring and other charges	(121)	(248)	—	(44)	—	(413)
Operating income	35	23,530	6,187	6,299	—	36,051
Interest expense	(1)	(8,222)	(119)	(1,591)	2,461	(7,472)
Interest income	1,919	893	518	—	(2,461)	869
Other income, net	(35)	295	(4)	(153)	—	103
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	1,918	16,496	6,582	4,555	—	29,551
Income tax expense	(859)	(6,377)	(2,335)	(2,314)	—	(11,885)
Equity in earnings of subsidiaries	15,300	5,258	11,053	—	(31,611)	—
Minority interest in income of subsidiaries	—	—	—	(1,307)	—	(1,307)
Extraordinary gain	3,539	3,539	3,539	3,189	(10,267)	3,539
Net income	$19,898	$18,916	$18,839	$4,123	$(41,878)	$19,898

Statement of Operations Information

Six Months Ended June 30, 2008

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$13,828	$979,068	$145,793	$624,197	$(173,873)	$1,589,013
Cost of goods sold	—	890,749	135,223	580,086	(160,045)	1,446,013
Gross profit	13,828	88,319	10,570	44,111	(13,828)	143,000
Selling, general and administrative expenses	(13,828)	(58,249)	(362)	(25,489)	13,828	(84,100)
Restructuring and other charges	(2,656)	(3,530)	(479)	(14,018)	—	(20,683)
Income from settlement of litigation	19,584	—	—	—	—	19,584
Operating income	16,928	26,540	9,729	4,604	—	57,801
Interest expense	—	(14,661)	(238)	(7,140)	5,169	(16,870)
Interest income	4,315	721	915	128	(5,169)	910
Other income (expense), net	30	(546)	(23)	(629)	—	(1,168)
Income (loss) before income taxes, equity in earnings of subsidiaries and minority interest	21,273	12,054	10,383	(3,037)	—	40,673
Income tax benefit (expense)	(5,781)	(5,035)	(3,648)	893	—	(13,571)
Equity in earnings of subsidiaries	11,364	4,505	4,629	—	(20,498)	—
Minority interest in income of subsidiary	—	—	—	(246)	—	(246)
Net income (loss)	$26,856	$11,524	$11,364	$(2,390)	$(20,498)	$26,856

Statement of Operations Information

Six Months Ended June 30, 2007

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Net sales	$13,859	$1,098,222	$122,989	$374,208	$(141,210)	$1,468,068
Cost of goods sold	—	999,288	113,148	347,287	(127,351)	1,332,372
Gross profit	13,859	98,934	9,841	26,921	(13,859)	135,696
Selling, general and administrative expenses	(13,669)	(58,324)	(367)	(15,085)	13,859	(73,586)
Restructuring and other charges	(201)	(287)	—	(799)	—	(1,287)
Operating income (loss)	(11)	40,323	9,474	11,037	—	60,823
Interest expense	(3)	(16,604)	(238)	(2,480)	4,203	(15,122)
Interest income	3,677	1,623	518	—	(4,203)	1,615
Other income (expense), net	11	(235)	(15)	(409)	—	(648)
Income before income taxes, equity in earnings of subsidiaries, minority interest and extraordinary gain	3,674	25,107	9,739	8,148	—	46,668
Income tax expense	(1,509)	(9,336)	(3,550)	(4,399)	—	(18,794)
Equity in earnings of subsidiaries	23,352	7,736	17,163	—	(48,251)	—
Minority interest in income of subsidiaries	—	—	—	(2,357)	—	(2,357)
Extraordinary gain	3,539	3,539	3,539	3,189	(10,267)	3,539
Net income	$29,056	$27,046	$26,891	$4,581	$(58,518)	$29,056

Statement of Cash Flows Information

Six Months Ended June 30, 2008

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by (used for) operating activities	$26,080	$(8,887)	$774	$(8,164)	$—	$9,803
Cash flows from investing activities:
Capital expenditures	(672)	(7,867)	(4,416)	(17,095)	—	(30,050)
Acquisitions, net of cash acquired	—	—	—	(2,965)	—	(2,965)
Investment in subsidiaries	—	(12,000)	—	—	12,000	—
Dividends received	—	—	238	—	(238)	—
Other	—	32	—	—	—	32
Intercompany accounts	(8,839)	—	3,629	—	5,210	—
Cash flows used for investing activities	(9,511)	(19,835)	(549)	(20,060)	16,972	(32,983)
Cash flows from financing activities:
Short-term borrowings, net	—	—	—	7,616	—	7,616
Repayments of long-term debt	—	—	—	(250)	—	(250)
Proceeds from exercise of stock options and employee stock purchases	1,278	—	—	—	—	1,278
Capital contributions	—	—	—	3,000	(3,000)	—
Treasury stock purchases	(10,869)	—	—	—	—	(10,869)
Dividends paid	—	(238)	—	—	238	—
Other	562	—	—	—	—	562
Intercompany accounts	—	5,006	—	9,204	(14,210)	—
Cash flows provided by (used for) financing activities	(9,029)	4,768	—	19,570	(16,972)	(1,663)
Effect of exchange rate changes on cash	—	—	—	1,628	—	1,628
Net increase (decrease) in cash and cash equivalents	7,540	(23,954)	225	(7,026)	—	(23,215)
Cash and cash equivalents at beginning of period	180	79,379	168	22,950	—	102,677
Cash and cash equivalents at end of period	$7,720	$55,425	$393	$15,924	$—	$79,462

Statement of Cash Flows Information

Six Months Ended June 30, 2007

				Non-
			Guarantor	Guarantor
	Parent	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
	(in thousands)
Cash flows provided by operating (used for) activities	$10,242	$65,258	$7,273	$(5,933)	$—	$76,840
Cash flows from investing activities:
Capital expenditures	(210)	(6,818)	(88)	(11,235)	—	(18,351)
Acquisitions	(1,059)	—	—	(47,275)	—	(48,334)
Investment in subsidiaries	—	(9,000)	—	—	9,000	—
Dividends received	—	1,295	237	—	(1,532)	—
Intercompany accounts	(13,144)	—	(6,080)		19,224	—
Other	—	26	—	—	—	26
Cash flows provided by (used for) investing activities	(14,413)	(14,497)	(5,931)	(58,510)	26,692	(66,659)
Cash flows from financing activities:
Short-term borrowings, net	—	—	—	6,551	—	6,551
Repayments of long-term debt	—	—	—	(15,021)	—	(15,021)
Proceeds from exercise of stock options and employee stock purchases	2,413	—	—	—	—	2,413
Capital contributions	—	—	—	7,200	(7,200)	—
Dividends paid	—	(237)	(1,295)	—	1,532	—
Other	1,737	—	—	—	—	1,737
Intercompany accounts	—	(44,260)	—	65,284	(21,024)	—
Cash flows provided by (used for) financing activities	4,150	(44,497)	(1,295)	64,014	(26,692)	(4,320)
Effect of exchange rate changes on cash	—	—	—	(611)	—	(611)
Net increase (decrease) in cash and cash equivalents	(21)	6,264	47	(1,040)	—	5,250
Cash and cash equivalents at beginning of period	94	44,071	2	9,326	—	53,493
Cash and cash equivalents at end of period	$73	$50,335	$49	$8,286	$—	$58,743

15.                               Subsequent event

Subsequent to June 30, 2008, the Company was acquired by LS Cable (see note 1). In connection with the acquisition, Superior Essex Communications, Essex Group and Essex Group Canada, as borrowers, entered into a second amended and restated loan agreement (the “loan agreement”) and related security agreements, guaranties and other agreements with a syndicate of financial institutions. This loan agreement amends and supplements the Company’s existing senior secured credit facility.

The amended and restated loan agreement provides for senior secured asset-backed revolving credit facilities (the “new senior secured revolving credit facilities”) in an aggregate principal amount up to $350 million, consisting a U.S. revolver facility of up to $330 million that may be borrowed by Superior Essex Communications and Essex Group, and a Canadian revolver facility of up to the U.S. dollar equivalent of $20 million that may be borrowed by Essex Group Canada in either U.S. dollars or Canadian dollars. The principal amount outstanding of the loans under the new senior secured revolving credit facilities will be due and payable in full August, 2013.

Borrowings under the new senior secured credit facilities bear interest at a per annum rate equal to an applicable margin plus, at the applicable borrower’s option, either (1) if the loans are made in U.S. dollars, (a) the adjusted LIBOR rate or (b) a U.S. base rate determined by reference to the greater of (i) the U.S. prime rate and (ii) the federal funds rate plus 0.50% or, (2) if the loans are made in Canadian dollars, (a) the average rate applicable to Canadian dollar bankers’ acceptances, (b) the Canadian prime rate or (c) the Canadian base rate.

The initial applicable margin for borrowings under the senior secured term loan facilities will be 0.50% with respect to U.S. base rate or Canadian base rate borrowings, 1.00% with respect to Canadian prime rate borrowings and 2.25% with respect to LIBOR and Canadian BA rate borrowings. The initial applicable margin for borrowings under the senior secured revolving credit facilities will be 0.25% with respect to U.S. base rate or Canadian base rate borrowings, 0.75% with respect to Canadian prime rate borrowings and 2.00% with respect to LIBOR and Canadian BA rate borrowings. The applicable margin under the new senior secured credit facilities may be adjusted based upon the average aggregate amount of availability under the new senior secured revolving credit facilities, subject to decrease if the Company, exclusive of its European Chinese subsidiaries, maintains a total leverage ratio below a predetermined threshold.

The loan agreement requires the borrowers to prepay any outstanding revolver loans with certain extraordinary receipts, such as tax refunds, indemnity payments, pension reversions and certain insurance proceeds. The borrowers may voluntarily prepay outstanding loans under the new senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

All obligations under the new senior secured credit facilities are unconditionally guaranteed by the Company and, subject to certain agreed-upon exceptions, each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries.  All of the obligations under the new senior secured credit facilities are secured, subject to permitted liens and other agreed upon exceptions, by the Company’s equity interests in the borrowers, and by substantially all of the assets of the borrowers and certain of the Company’s other subsidiaries (which pledges are, in the case of any foreign subsidiary, limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary).

The new senior secured credit facilities contain a number of covenants that, among other things and subject to certain agreed-upon exceptions, restrict the ability of the borrowers and their subsidiaries to:

•                  incur additional debt;

•                  make distributions to the Company and its direct or indirect parent companies, or redeem, repurchase or retire certain debt prior to scheduled maturity;

•                  make investments, loans, capital expenditures and acquisitions;

•                  pay dividends or other amounts to the borrowers from their subsidiaries;

•                  engage in transactions with affiliates of the borrowers;

•                  sell assets;

•                  consolidate, merge, amalgamate, liquidate or wind up;

•                  enter in hedging agreements other than ordinary course of business hedges; and

•                  create liens.

The amended and restated loan agreement provides that at any time that availability under the new senior secured revolving credit facilities falls below certain predetermined thresholds, the borrowers are required to comply with a covenant specifying a minimum ratio of consolidated EBITDA to the aggregate outstanding principal and interest payments on certain debt (subject, in each case, to certain customary exclusions). Failure to comply with such financial maintenance ratio would constitute an event of default.

The amended and restated loan agreement governing the  new senior secured credit facilities also contains certain customary affirmative covenants and events of default.

A total of $275 million was borrowed under the amended and restated credit facility upon closing. The borrowed funds, together with cash on hand and intercompany loans and investments from LS Cable was used to (i) defease and redeem the outstanding 9% senior notes at 104.5% of par plus accrued interest ($277 million), (ii) redeem the outstanding Series A preferred stock of Superior Essex Holding at par plus accrued interest, (iii) pay transaction costs of approximately $31 million and (iv) fund payments of approximately $36 million with respect to outstanding options and stock awards (see note 8).

In connection with the merger and acquisition, Cyprus issued 172,660 shares of Series A voting redeemable convertible preferred stock (the “new series A preferred stock). Proceeds from the issuance of the new Series A preferred stock amounted to $172.7 million and were used by Cyprus to purchase outstanding shares of our common stock pursuant to the Agreement and Plan of Merger. The new Series A preferred stock will be a security of the Company upon completion of the merger of Cyprus with and into Superior Essex Inc.

Holders of the new Series A preferred stock are entitled to receive cumulative cash dividends payable semi-annually in an amount equal to the greater of (i) $17.50 per share and (ii) the aggregate per share amount of dividends or other distributions on the common stock of Superior Essex Inc. The new Series A preferred stock has a liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Each share of new Series A preferred stock is automatically convertible 6 ½ years from the date of issue, or earlier at the option of the holder, into one share of common stock of Superior Essex Inc. Each share of new Series A preferred stock shall have one vote with respect to all matters voted on by holders of the common stock of Superior Essex Inc. The new Series A preferred stock is subject to redemption, in whole but not in part, at the option of the holder at a price equal to (i) the liquidation preference plus assumed dividends calculated thereon at 7% per annum compounded annually, less (ii) dividends paid prior to the date of redemption plus assumed dividends thereon calculated at 7% per annum compounded annually from the date of such payment to the date of redemption.

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

Industry segment financial data for the three and six months ended June 30, 2008 and 2007 is included in Note 13 to the accompanying condensed consolidated financial statements.

Overview

Our results for the three and six months ended June 30, 2008 were significantly impacted by several factors. The Invex, Simcoe and Tianjin acquisitions (see note 5 to the consolidated financial statements) completed in the second and third quarters of 2007 contributed incremental sales of $108 million and $222 million and operating income of $3.7 million and $10.2 million for the three six months ended June 30, 2008, respectively. In June 2007, we also acquired Nexans’ 40% minority interest in Essex Europe (see note 5 to the consolidated financial statements) thus eliminating the minority interest charge against the net income of Essex Europe in subsequent periods. The negative impact on demand for our products experienced in 2007 as a result of weakness in the U.S. residential construction and housing market and soft demand in North American and European manufacturing sectors has continued into 2008, and this trend is expected to continue for the remainder of 2008. Excluding the impact of business acquisitions made in 2007, all of our business segments, other than our start-up operation in China, experienced reductions in sales volumes for the three and six months ended June 30, 2008 as compared to the prior comparable periods. Our results for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 reflect the favorable effects of the strengthened Euro to U.S. dollar exchange rate on the translation of our European magnet wire and distribution segment operating results. The average Euro to U.S. dollar exchange rate used to translate our European magnet wire and distribution segment operating results increased 16% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and 15% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Our operating income for the three months ended June 30, 2008 increased $1.5 million compared to the three months ended June 30, 2007 and decreased $3.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Operating income in 2008 was significantly impacted by the Invex, Simcoe and Tianjin acquisitions which contributed incremental operating income of $3.7 million and $10.2 million for the three and six months ended June 30, 2008, respectively, as compared to the respective 2007 periods. These positive contributions were offset by accelerated depreciation of $4.1 million and $11.5 charged to costs of goods sold for the three and six months ended June 30, 2008, respectively, associated with the 2008 restructuring of our European and North American magnet wire and distribution segments and copper rod segment as discussed further below. Gross margin improvements, exclusive of the impacts of the restructuring costs, in our communications cable and North American magnet wire and distribution segments together partially offset the effects of sales volume declines in 2008. Restructuring and other costs of $20.7 million for the six months ended June 30, 2008 were substantially offset by a $19.6 million gain recognized from the settlement of the Exeon litigation in April 2008.

Copper is the primary raw material we use in the manufacture of our wire and cable products. Over the past three years the price of copper has escalated rapidly and has been subject to significant volatility. We expect continued volatility in copper prices in the future. Although we generally have the ability to adjust prices billed for our products to properly match the copper cost component, rapid and significant fluctuations in copper prices can impact our results. Additionally, changes in copper prices impact our reported sales and gross margins due to the general pass through of copper costs. The average daily COMEX price per pound of copper for the three and six months ended June 30, 2008 increased approximately 10% and 19% respectively, as compared to the three and six months ended June 30, 2007. We estimate that our sales for the three and six months ended June 30, 2008 increased approximately $49 million and $116 million compared to the three and six months ended June 30, 2007 as a result of increased copper prices.

Tender Offer and Merger

On June 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with LS Cable Ltd. (“LS Cable”), a Korean company. Under the terms of the agreement, Cyprus Acquisition Merger Sub Inc. (“Cyprus”), an indirect wholly-owned subsidiary of LS Cable, made a cash tender offer to purchase all of the outstanding shares of Superior Essex common stock for $45.00 per share. On August 4, 2008, Cyprus completed the tender offer and acquired approximately 92% of the outstanding common stock of Superior Essex Inc. In accordance with the terms of the Agreement, LS Cable will merge Cyprus with and into Superior Essex Inc. and all remaining Superior Essex Inc. common shares will be cancelled in exchange for the right to receive a cash payment of $45 per share. Upon completion of the merger Superior Essex Inc. will be an indirect subsidiary of LS Cable.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the three months ended June 30, 2008 and 2007:

	Actual			Copper-adjusted
	Three Months Ended June 30,		%	Three Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Net sales:
Communications cable	$213,741	$235,738	(9)%	$199,122	$237,028	(16)%
North American magnet wire and distribution	312,834	296,045	6%	273,456	279,200	(2)%
European magnet wire and distribution	268,066	175,541	53%	249,589	161,316	55%
Asia/Pacific magnet wire	25,030	281	— *	22,877	247	— *
Copper rod	12,182	64,835	(81)%	9,668	56,461	(83)%
	831,853	772,440	8%	754,712	734,252	3%
Constant cost of copper adjustment	—	—		77,141	38,188
Total	$831,853	$772,440	8%	$831,853	$772,440	8%
Average daily COMEX price per pound of copper	$3.80	$3.46	10%

*                Comparisons are not meaningful due to the Tianjin acquisition in July 2007 and the start-up of operations in Suzhou in 2007.

Sales for our communications cable segment for the three months ended June 30, 2008 were $213.7 million, a decrease of $22.0 million, or 9%, as compared to sales of $235.7 million for the three months ended June 30, 2007. We estimate that sales increased approximately $20 million in the 2008 quarter due to the pass-through of increased copper prices with the offsetting decrease of $42.0 million primarily attributable to declines in copper OSP unit volume. The decline in copper OSP unit volume was attributable to overall decreases in market-related demand as a result of the slowdown in new home construction, continued loss of access lines by major telephone companies and the increased use of fiber optic cable in telephone networks. These market-related trends are expected to continue. The decrease in copper-adjusted sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflects declines in copper OSP unit volume discussed above as well as a decrease in premise product sales.

Sales for our North American magnet wire and distribution segment were $312.8 million for the three months ended June 30, 2008, an increase of $16.8 million, or 6%, as compared to sales of $296.0 million for the three months ended June 30, 2007. Sales for the three months ended June 30, 2008 include estimated incremental sales of approximately $11 million attributable to the Simcoe operations acquired in late April 2007 and an estimated $26 million impact from the pass through of increased copper prices. These increases were partially offset by comparative volume decreases resulting from weakness in the U.S. heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity as well as weakness in the U.S. automotive market. On a copper-adjusted basis, sales for the three months ended June 30, 2008 decreased 2% as sales attributable to the Simcoe acquisition were more than offset by the effects of volume decreases discussed above.

Sales for the European magnet wire and distribution segment were $268.1 million for the three months ended June 30, 2008 compared to $175.5 million for the three months ended June 30, 2007, an increase of $92.6 million. Sales for the three months ended June 30, 2008 include $82.4 million attributable to the Invex acquisition and an estimated $28 million positive impact from the strengthening of the Euro to U.S. dollar conversion rate during the second quarter of 2008 as compared to the prior year second quarter. These increases were partially offset by comparative volume decreases primarily resulting from reductions in unit demand due to weakness in the European end markets. On a copper-adjusted basis, sales increased 55% for the three months ended June 30, 2008 compared to the prior year second quarter. Excluding the effects of the Invex acquisition and the strengthening Euro against the U.S. dollar, copper-adjusted sales decreased 9% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the decrease in unit volume as discussed above.

Sales for the Asia/Pacific magnet wire segment for the three months ended June 30, 2008 consist of $15.2 million of revenues from the Tianjin acquisition and $9.8 million related to our operation in Suzhou, China which began initial commercial production in the first quarter of 2007. We expect volumes at the Suzhou operation to increase during the remainder of 2008 as prospective customers complete their product qualification processes.

Copper rod sales for the three months ended June 30, 2008 were $12.2 million compared to $64.8 million for the three months ended June 30, 2007, a decrease of $52.6 million. The decrease in sales primarily reflects a planned reduction in total copper rod production, including a rationalization of third-party copper rod sales, implemented in 2007 and continuing into 2008, and an increase in the percentage of copper rod used for internal production. In the fourth quarter of 2007 we reduced the number of our copper rod continuous casting units in operation from two to one in as part of this planned rationalization. We believe this will enable us to improve the utilization and efficiency of our copper rod casting operation.

Gross profit

The gross profit margin for the three months ended June 30, 2008 was 9.3% compared to 9.6% for the three months ended June 30, 2007. Gross profit margin on a copper-adjusted basis was 10.2% for the three months ended June 30, 2008 and 10.1% for the comparable 2007 quarter. Gross profit and gross profit margins for the three months ended June 30, 2008 were impacted by $4.1 million of accelerated depreciation recorded in connection with the North American magnet wire and distribution and copper rod restructuring which reduced consolidated gross margins and copper-adjusted gross margins by 50 basis points. This negative impact was substantially offset by an estimated $5.0 gross profit benefit in the three months ended June 30, 2008 from the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The comparative gross profit margins were significantly impacted by the effect of the 2008 sales and copper-adjusted sales declines for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decreases in sales and copper-adjusted sales in the copper rod segment for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 did not result in a proportionate reduction in gross profit. The combined copper-adjusted gross margin for our communications cable, North American and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 10.5% for the three months ended June 30, 2008 compared to 11.1% for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008 was $77.0 million compared to gross profit of $74.5 million for the three months ended June 30, 2007. The increase in gross profit was primarily attributable to the Invex, Simcoe and Tianjin acquisitions ($7.3 million) as well as gross profit margin improvements in our communications cable segment which more than offset the negative impact of sales volume declines and a decrease in gross profit margin for our European magnet wire and distribution segment.

Copper-adjusted gross profit margins in our communications cable business increased for the three months ended June 30, 2008 compared to the prior year first quarter due primarily to production cost efficiencies and product mix.

Copper-adjusted gross profit margins for our North American magnet wire and distribution business for the three months ended June 30, 2008 were essentially unchanged from the three months ended June 30, 2007. The positive benefits of LIFO liquidation ($3.6 million) and improved product mix were substantially offset by higher energy costs and lower cost absorption due to reduced sales volumes

Copper-adjusted gross profit margin for the European magnet wire and distribution segment decreased slightly for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to unfavorable product mix.

Our Asia/Pacific magnet wire segment reported gross profit of $0.5 million for the three months ended June 30, 2008 attributable to the Tianjin business as we continue to incur negative gross margins in our Suzhou start-up operation.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $40.4 million for the three months ended June 30, 2008 increased $2.4 million as compared to SG&A expense of $38.0 million for the three months ended June 30, 2007 primarily due to SG&A expense of the acquired entities ($3.6 million) and the effects of the strengthened Euro to U.S. dollar exchange rate which increased reported SG&A expense of our European operations ($1.2 million), offset by decreases in stock-based compensation ($1.2 million) and the recovery of a prior period bad debt ($0.9 million).

Restructuring and other charges

On January 23, 2008, the Company announced that it is consolidating and restructuring its North American magnet wire and distribution and copper rod segments’ manufacturing facilities. The changes are expected to more efficiently match production capabilities to industry demand levels and to customer requirements. The restructuring involves a phased closure of the magnet wire manufacturing and copper rod continuous casting facilities located in Vincennes, Indiana, and the relocation of existing production to other North American magnet wire and distribution facilities. The closures are expected to be completed by the first quarter of 2009. Our Board of Directors authorized the action on January 16, 2008 and the restructuring was communicated to employees on January 23, 2008. The total restructuring charges are estimated at $22 million, consisting of non-cash charges of approximately $15 million, principally through accelerated depreciation, and cash charges of approximately $3 million relating to employee severance and retention and $4 million relating to equipment relocation and facility closure costs associated with the restructuring. We expect to incur the majority of these charges in 2008. During the three months ended June 30, 2008, restructuring and other charges include $0.8 million of severance and retention costs and $1.2 million of equipment relocation and other closure costs related to the North American magnet wire and distribution and copper rod segment restructurings.

In March 2008, the Company announced that Essex Europe had initiated discussions with the appropriate French employee representative bodies for the potential closure of its magnet wire manufacturing facility in Chauny, France. Discussions with the local employee representative bodies were completed during the second quarter of 2008 and on June 30, 2008, the Company authorized the closure of the Chauny facility. The Chauny facility is leased from Nexans through October 2009 and currently has approximately 130 employees. The changes are expected to more efficiently match the Company’s production capabilities to industry demand levels and to customer requirements. During the three months ended June 30, 2008, Essex Europe also recorded a restructuring provision of $2.8 million related to the consolidation of certain of its administrative and production support functions in Germany. The total estimated cost of these restructurings is approximately $22 million, which primarily consists of (i) cash charges of approximately $18.7 million relating to employee severance and related benefits and approximately $3.7 million related to equipment relocation and disposal and other costs associated with the restructuring, (ii) non-cash charges of approximately $1.3 million, principally through accelerated depreciation, and (iii) non-cash gains of $1.7 million attributable to employee benefit plan curtailments. The Company expects to incur the majority of these charges in 2008 and the first half of 2009. During the three months ended June 30, 2008, restructuring and other charges include $15.1 million of severance and related termination benefits, $0.4 million of equipment relocation and other closure costs and employee benefit plan curtailment gains of $1.7 million due to the attributable to the European magnet wire and distribution restructuring.

In addition to the North American magnet wire, copper rod and European magnet wire restructurings discussed above, restructuring and other charges for the three months ended June 30, 2008 also include $2.5 million of professional fees and costs associated with the LS Cable transaction, $0.1 million of professional fees incurred in connection with the Chauny restructuring and the write-off of $0.2 million of deferred business acquisition costs.

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

Operating income

The following table sets forth information regarding our operating income by segment for the three months ended June 30, 2008 and 2007. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2008	2007
	(in thousands)
Operating income (loss)
Communications cable	$21,229	$25,911
North American magnet wire and distribution (1)	13,171	12,813
European magnet wire and distribution (2)	7,410	5,801
Asia/Pacific magnet wire	(451)	(1,152)
Copper rod	1,290	(136)
Corporate and other	(6,147)	(6,773)
Income from settlement of litigation	19,584	—
Restructuring and other charges	(18,562)	(413)
	$37,524	$36,051

(1)                           Includes $2.9 million of accelerated depreciation charges related to restructuring activities for the three months ended June 30, 2008.

(2)                           Includes $1.2 million of accelerated depreciation charges related to restructuring activities for the three months ended June 30, 2008.

Operating income for the communications cable segment decreased $4.7 million for the three months ended June 30, 2008 compared to the 2007 second quarter primarily due to a decrease in gross profit. Communications cable segment gross profit increases resulting from improved gross margins were more than offset by the impact of reduced sales volumes.

Operating income for our North American magnet wire and distribution segment for the three months ended June 30, 2008 increased $0.4 million as compared to the three months ended June 30, 2007 due primarily to reduced SG&A expenses due to reduced hiring and relocation costs and environmental remediation costs incurred during the three months ended June 30, 2007 related to one of our former manufacturing sites.

Operating income for the European magnet wire and distribution segment increased $1.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as operating income improvements attributable to the Invex acquisition ($2.8 million) and currency exchange rates ($0.9 million) were largely offset by reduced gross profit resulting from volume and gross margin declines.

The Asia/Pacific magnet wire segment reported an operating loss of $0.5 million for the three months ended June 30, 2008 compared to an operating loss of $1.2 million for the three months ended June 30, 2007. The improvement in 2007 is attributable to the Tianjin operation which had operating income of $0.6 for the three months ended June 30, 2008. The Tianjin operating income was offset by operating losses incurred in connection with our Suzhou operations due to unabsorbed production costs and the resulting negative gross margins realized on initial sales.

The copper rod segments reported operating income of $1.3 million for the three months ended June 30, 2008 compared to an operating loss of $0.1 million for the three months ended June 30, 2007. The 2008 operating income primarily results from a decrease in SG&A expense attributable to a $0.8 million bad debt recovery. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even.

Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The decrease in corporate and other costs for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily due to a decrease in incentive-based compensation , including stock-based compensation, partially offset by increased legal fees associated with the Exeon litigation and other professional fees.

Consolidated operating income for the three months ended June 30, 2008 included restructuring and other charges of $18.6 million compared to $0.4 million of such charges for the three months ended June 30, 2007, the components of which are discussed above. In addition, during the three months ended June 30, 2008, we settled our litigation with Exeon. Under the settlement agreement, we received $19.6 million in cash which has been reflected as a gain during the three months ended June 30, 2008 (see note 11 to the consolidated condensed financial statements).

Interest expense, interest income and other income(expense)

Interest expense for the quarter ended June 30, 2008 was $8.6 million compared to interest expense of $7.5 million for the quarter ended June 30, 2007. The increase in interest expense is due to interest on borrowings to finance our Suzhou and the acquired Invex and Tianjin operations. Other expense for the three months ended June 30, 2008 and 2007 includes income of $0.1 million and $0.1 million, respectively, related to our 50% owned joint venture, Femco Magnet Wire Corporation, an equity-method investee. Other expense for the three months ended June 30, 2008 also includes net foreign exchange losses of $0.1 million. Foreign exchange gains for the three months ended June 30, 2007 were not significant.

Income tax expense

Our effective income tax rate for the three months ended June 30, 2008 was 34% compared to an effective tax rate of 40% for the three months ended June 30, 2007. The decrease in the effective rate is primarily due to lower effective rates in certain foreign jurisdictions, the discrete effect of favorable adjustments to research and development tax credits. The effective tax rate for the three months ended June 30, 2008 is less than the U.S. statutory rate of 35% due to the lower foreign effective tax rates and the discrete second quarter 2008 item discussed above which more than offset the negative impact of state taxes, valuation allowances provided with respect to operating losses incurred by our Suzhou operation and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”).

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net sales

The following table provides net sales and supplemental copper-adjusted sales information for the six months ended June 30, 2008 and 2007:

	Actual			Copper-adjusted
	Six Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Net sales:
Communications cable	$410,217	$451,736	(9)%	$386,722	$448,941	(14)%
North American magnet wire and distribution	608,613	542,759	12%	547,251	539,706	1%
European magnet wire and distribution	502,025	335,934	49%	478,730	321,759	49%
Asia/Pacific magnet wire	41,714	407	— *	39,370	380	— *
Copper rod	26,444	137,232	(81)%	22,039	136,888	(84)%
	1,589,013	1,468,068	8%	1,474,112	1,447,674	2%
Constant cost of copper adjustment	—	—		114,901	20,394
Total	$1,589,013	$1,468,068	8%	$1,589,013	$1,468,068	8%
Average daily COMEX price per pound of copper	$3.69	$3.09	19%

*      Comparisons are not meaningful due to the Tianjin acquisition in July 2007 and the start-up of operations in Suzhou in 2007.

Sales for our communications cable segment for the six months ended June 30, 2008 were $410.2 million, a decrease of $41.5 million, or 9%, as compared to sales of $451.7 million for the six months ended June 30, 2007. We estimate that sales increased approximately $26 million in the 2008 period due to the pass-through of increased copper prices with the offsetting decrease of $67.5 million primarily attributable to declines in copper OSP unit volume. The decline in copper OSP unit volume was attributable to overall decreases in market-related demand as a result of the slowdown in new home construction, continued loss of access lines by major telephone companies and the increased use of fiber optic cable in telephone networks. The decrease in copper- adjusted sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflects declines in copper OSP unit volume discussed above as well as a decrease in premise product sales.

Sales for our North American magnet wire and distribution segment were $608.6 million for the six months ended June 30, 2008, an increase of $65.8 million, or 12%, as compared to sales of $542.8 million for the six months ended June 30, 2007. Sales for the six months ended June 30, 2008 include estimated incremental sales of approximately $44 million attributable to the Simcoe operations acquired in April 2007 and an estimated $62 million impact from the pass through of increased copper prices. These increases were partially offset by comparative volume decreases resulting from weakness in the U.S. heating, ventilation and air conditioning, heavy appliance and other end markets tied to residential construction activity as well as weakness in the U.S. automotive market. On a copper-adjusted basis, sales for the six months ended June 30, 2008 increased 1% as sales attributable to the Simcoe acquisition more than offset the effects of volume decreases discussed above.

Sales for the European magnet wire and distribution segment were $502.0 million for the six months ended June 30, 2008 compared to $335.9 million for the six months ended June 30, 2007, an increase of $166.1 million. Sales for the six months ended June 30, 2008 include $152.7 million attributable to the Invex acquisition and an estimated $51 million positive impact from the strengthening of the Euro to U.S. dollar conversion rate during the first six months of 2008 as compared to the prior year first six months. These increases were partially offset by comparative volume decreases primarily resulting from reductions in unit demand due to weakness in the European end markets and the full effects of a planned rationalization of low margin customers implemented during the first quarter of 2007. On a copper-adjusted basis, sales increased 49% for the six months ended June 30, 2008 compared to the prior year first six months. Excluding the effects of the Invex acquisition and the strengthening Euro against the U.S. dollar, copper-adjusted sales decreased 10% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the decrease in unit volume as discussed above.

Sales for the Asia/Pacific magnet wire segment for the six months ended June 30, 2008 consist of $25.0 million of revenues from the Tianjin acquisition and $16.7 million related to our operation in Suzhou, China which began initial commercial production in the first quarter of 2007.

Copper rod sales for the six months ended June 30, 2008 were $26.4 million compared to $137.2 million for the six months ended June 30, 2007, a decrease of $110.8 million. The decrease in sales primarily reflects a planned reduction in total copper rod production, including a rationalization of third-party copper rod sales, implemented in 2007 and continuing into 2008, and an increase in the percentage of copper rod used for internal production.

Gross profit

The gross profit margin for the six months ended June 30, 2008 was 9.0% compared to 9.2% for the six months ended June 30, 2007. Gross profit margin on a copper-adjusted basis was 9.7% for the six months ended June 30, 2008 and 9.4% for the comparable 2007 period. Gross profit and gross profit margins for the six months ended June 30, 2008 were significantly impacted by $11.5 million of accelerated depreciation recorded in connection with the European and North American magnet wire and distribution and copper rod segments restructurings. The impact of the accelerated depreciation was to reduce consolidated gross margins and copper-adjusted gross margins by 70 basis points and 80 basis points, respectively. This negative impact was partially offset by an estimated $5.0 benefit in the six months ended June 30, 2008 from the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The comparative gross profit margins were also significantly impacted by the effect of the sales and copper-adjusted sales declines for the copper rod segment, whose sales generally allow for fixed cost recovery at gross profit margins that are generally break even. Accordingly, the decreases in sales and copper-adjusted sales in the copper rod segment for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 did not result in a proportionate reduction in gross profit. The combined copper-adjusted gross margin for our communications cable, North American and European magnet wire and distribution segments, which contribute substantially all of our gross profit, was 10.0%, net of 60 basis points attributable to restructuring related accelerated depreciation, for the six months ended June 30, 2008 compared to 10.4% for the six months ended June 30, 2007. Gross profit for the six months ended June 30, 2008 was $143.0 million compared to gross profit of $135.7 million for the six months ended June 30, 2007. The increase in gross profit was primarily attributable to the Invex, Simcoe and Tianjin acquisitions ($17.2 million) as well as gross profit margin improvements in our communications cable segment which more than offset the negative impact of sales volume declines and restructuring related accelerated depreciation charges ($11.5 million).

Copper-adjusted gross profit margins in our communications cable business increased for the six months ended June 30, 2008 compared to the prior year first quarter due primarily to improved copper cost recovery of approximately $2 to $3 million in the first quarter of 2008 and continued benefits from production cost efficiencies.

Copper-adjusted gross profit margin for our North American magnet wire and distribution business for the six months ended June 30, 2008, excluding the effects of restructuring related accelerated depreciation, increased compared to the prior year first quarter due primarily to improved pricing in the distribution market and product mix, including the impact of higher margin energy-related products produced by our Simcoe operation, and LIFO liquidation benefits of $3.6 million. These positive factors were partially offset by an estimated $1.1 million of transitional supply chain costs related to a temporary disruption in the availability of internally produced enamel wire coating during the first quarter of 2008 as well as higher energy costs and lower cost absorption due to reduced sales volumes.

Copper-adjusted gross profit margin for the European magnet wire and distribution segment decreased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to unfavorable product mix.

Our Asia/Pacific magnet wire segment reported gross profit of $1.7 million for the six months ended June 30, 2008 attributable to the Tianjin business as we continue to incur negative gross margins in our Suzhou start-up operation. Additionally, gross profit for the Asia/Pacific magnet wire business for the six months ended June 30, 2008 includes $1.3 million of gains on non-designated copper futures purchase contracts which serve as economic hedges of future customer sale commitments.

Our copper rod segment reported a negative gross profit of $0.4 million for the six months ended June 30, 2008 compared to approximate break-even margins in the prior year comparable six-month period due to the effect of restructuring related accelerated depreciation of $1.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expense”) of $84.1 million for the six months ended June 30, 2008 increased $10.5 million as compared to SG&A expense of $73.6 million for the six months ended June 30, 2007 primarily due to SG&A expense of the acquired entities ($7.0 million), the effects of the strengthened Euro to U.S. dollar exchange rate which increased reported SG&A expense of our European operations ($2.3 million) and increased legal fees associated with the Exeon litigation and other professional fees ($0.5 million).

Restructuring and other charges

Restructuring and other charges for the six months ended June 30, 2008 include $2.4 million of severance and retention costs and $1.7 million of equipment relocation and other closure costs attributable to the North American magnet wire and distribution and copper rod segment restructurings discussed above. Restructuring and other charges for the six months ended June 30, 2008 include $15.1 million of severance and related termination benefits, $0.4 million of equipment relocation and other closure costs and employee benefit plan curtailment gains of $1.7 million due to the attributable to the European magnet wire and distribution restructuring discussed above.

In addition to the North American magnet wire, copper rod and European magnet wire restructurings, restructuring and other charges for the six months ended June 30, 2008 also include $2.5 million of professional fees and costs associated with the LS Cable transaction, $0.1 million of professional fees incurred in connection with the Chauny restructuring and the write-off of $0.2 million of deferred business acquisition costs.

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

Operating income

The following table sets forth information regarding our operating income by segment for the six months ended June 30, 2008 and 2007. We measure our segment operating performance based primarily on segment operating income, excluding restructuring and other charges.

	2008	2007
	(in thousands)
Operating income (loss)
Communications cable	$40,143	$43,912
North American magnet wire and distribution (1)	18,969	22,335
European magnet wire and distribution (2)	13,817	11,856
Asia/Pacific magnet wire	(32)	(2,128)
Copper rod (3)	(19)	(182)
Corporate and other	(13,978)	(13,683)
Income from settlement of litigation	19,584	—
Restructuring and other charges	(20,683)	(1,287)
	$57,801	$60,823

(1)          Includes $9.0 million of accelerated depreciation charges related to restructuring activities for the six months ended June 30, 2008.

(2)          Includes $1.2 million of accelerated depreciation charges related to restructuring activities for the six months ended June 30, 2008.

(3)          Includes $1.3 million of accelerated depreciation charges related to restructuring activities for the six months ended June 30, 2008.

Operating income for the communications cable segment decreased $3.8 million for the six months ended June 30, 2008 compared to the same 2007 six-month period. Communications cable segment gross profit increases resulting from improved gross margins were more than offset by the effects of sales volume decreases and an increase in SG&A expense of $0.4 million due primarily to higher salaries and benefits.

Operating income for our North American magnet wire and distribution segment for the six months ended June 30, 2008 decreased $3.3 million as compared to the six months ended June 30, 2007 due primarily to restructuring related accelerated depreciation ($9.0 million) and increased SG&A expenses primarily resulting from increased employee compensation, benefits and hiring related costs ($0.8 million). These negative factors were partially offset by operating income contributed by the Simcoe operation ($2.3 million) and improved gross margins (including LIFO liquidation benefits of $3.6 million), exclusive of accelerated depreciation charges.

Operating income for the European magnet wire and distribution segment increased $1.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as operating income improvements attributable to the Invex acquisition ($5.4 million) and currency exchange rates ($1.8 million) were largely offset by reduced gross profit resulting from volume and gross margin declines.

The Asia/Pacific magnet wire segment reported a minimal operating loss for the six months ended June 30, 2008 compared to an operating loss of $2.1 million for the six months ended June 30, 2007. The improvement in 2007 is attributable to the Tianjin operation which had operating income of $2.3 million for the six months ended June 30, 2008. The Tianjin operating income was offset by operating losses incurred in connection with our Suzhou operations due to unabsorbed production costs and the resulting negative gross margins realized on initial sales.

The copper rod segment’s operating loss for the six months ended June 30, 2008 reflects $1.3 million of restructuring related accelerated depreciation net of a benefit of $0.8 million from recovery of a prior bad debt write-off. Copper rod sales generally allow for fixed cost recovery at gross profit margins that are generally break even.

Corporate and other charges consist primarily of parent company and corporate payroll costs, including stock-based compensation charges, corporate headquarters costs and corporate professional fees and compliance costs. The increase in corporate and other costs for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to increased legal fees associated with the Exeon litigation and other professional fees partially offset by a decrease in incentive-based compensation, including stock-based compensation expenses.

Consolidated operating income for the six months ended June 30, 2008 included restructuring and other charges of $20.7 million compared to $1.3 million of such charges for the six months ended June 30, 2007, the components of which are discussed above. In addition, in April 2008, we settled our litigation with Exeon. Under the settlement agreement, we received $19.6 million in cash which has been reflected as a gain during the six months ended June 30, 2008 (see note 11 to the consolidated condensed financial statements).

Interest expense, interest income and other income(expense)

Interest expense for the six months ended June 30, 2008 was $16.9 million compared to interest expense of $15.1 million for the six months ended June 30, 2007. The increase in interest expense is due to interest on borrowings to finance our Suzhou and the acquired Invex and Tianjin operations. Other expense for the six months ended June 30, 2008 and 2007 includes losses of $0.5 million and $0.3 million, respectively, related to our 50% owned joint venture, Femco Magnet Wire Corporation, an equity-method investee. Other expense for the six months ended June 30, 2008 and 2007 also includes net foreign exchange losses of $0.7 million and $0.3 million, respectively.

Income tax expense

Our effective income tax rate for the six months ended June 30, 2008 was 33% compared to an effective tax rate of 40% for the six months ended June 30, 2007. The decrease in the effective rate is primarily due to lower effective rates in certain foreign jurisdictions, the discrete effects of favorable adjustments to state effective tax rates and research and development tax credits. The effective tax rate for the six months ended June 30, 2008 is less than the U.S. statutory rate of 35% due to the lower foreign effective tax rates and the discrete items discussed above which more than offset the negative impact of state taxes, valuation allowances provided with respect to operating losses incurred by our Suzhou operation and liabilities for uncertain tax positions recorded in accordance with FASB Interpretation No. 48 (“FIN 48”).

Liquidity and Capital Resources

Cash from Operating, Investing and Financing Activities

We reported cash provided by operating activities of $9.8 million for the six months ended June 30, 2008 compared to cash provided by operating activities of $76.8 million for the six months ended June 30, 2007. Cash provided by operating activities for the six months ended June 30, 2008 was positively impacted by cash proceeds of $19.6 million received during the second quarter of 2008 upon settlement of the Exeon litigation. Cash provided by operating activities for the six months ended June 30, 2008 included a net working capital increase of $52.1 million compared to a net working capital decrease of $24.5 million for the six months ended June 30, 2007. We have historically experienced a first and second quarter seasonal increase in our working capital resulting from increased production, inventory stocking levels and related sales attributable to historically higher customer demand levels in March through October. Normal seasonal increases in accounts receivable experienced in the first six months of 2007, however, were more than offset by a decrease in inventories due to reduced production in response to lower sales volumes, particularly in the communications cable segment. The increase in working capital for the six months ended June 30, 2008 also reflects the increase in the average cost of copper in our working capital accounts as compared to December 31, 2007. Average copper prices have increased 17% in the second quarter of 2008 as compared to the fourth quarter of 2007. Cash used by investing activities for the six months ended June 30, 2008 includes capital expenditures of $30.0 million compared to $18.4 million for the six months ended June 30, 2007. The increased capital expenditures primarily reflect capital expenditures by our European magnet wire and distribution segment as production lines are modified and updated in preparation for the transfer of production from the closed plant in Chauny, France. Cash used by investing activities for the six months ended June 30, 2007 includes payments of $29.4 to acquire Nexans’ 40% minority interest in Essex Europe, $13.6 million related to the Simcoe acquisition and $4.1 million of additional contingent consideration paid to Nexans based on the achievement of specified levels of profitability by Essex Europe in 2006. Cash used by financing activities for the six months ended June 30, 2008 includes $10.9 million expended for open market purchases of our common stock pursuant to our stock repurchase program announced in December 2007. Cash used for financing activities of $4.3 million for the six months ended June 30, 2007 includes the $15.0 million repayment of Essex Europe’s subordinated note which was accelerated as a result of our acquisition of Nexans’ minority interest. Repayment of the subordinated note was financed by borrowing under the Essex Europe factoring agreement.

Capital Resources

Senior Secured Credit Facilities

Subsequent to June 30, 2008, the Company was acquired by LS Cable (see note 1 to the consolidated condensed financial statements). In connection with the acquisition, Superior Essex Communications, Essex Group and Essex Group Canada, as borrowers, entered into a second amended and restated loan agreement (the “loan agreement”) and related security agreements, guaranties and other agreements with a syndicate of financial institutions. This loan agreement amends and supplements our existing senior secured credit facility.

The amended and restated loan agreement provides for senior secured asset-backed revolving credit facilities (the “new senior secured revolving credit facilities”) in an aggregate principal amount up to $350 million, consisting a U.S. revolver facility of up to $330 million that may be borrowed by Superior Essex Communications and Essex Group, and a Canadian revolver facility of up to the U.S. dollar equivalent of $20 million that may be borrowed by Essex Group Canada in either U.S. dollars or Canadian dollars. The principal amount outstanding of the loans under the new senior secured revolving credit facilities will be due and payable in full August, 2013.

Borrowings under the new senior secured credit facilities bear interest at a per annum rate equal to an applicable margin plus, at the applicable borrower’s option, either (1) if the loans are made in U.S. dollars, (a) the adjusted LIBOR rate or (b) a U.S. base rate determined by reference to the greater of (i) the U.S. prime rate and (ii) the federal funds rate plus 0.50% or, (2) if the loans are made in Canadian dollars, (a) the average rate applicable to Canadian dollar bankers acceptances, (b) the Canadian prime rate or (c) the Canadian base rate.

The initial applicable margin for borrowings under the senior secured term loan facilities will be 0.50% with respect to U.S. base rate or Canadian base rate borrowings, 1.00% with respect to Canadian prime rate borrowings and 2.25% with respect to LIBOR and Canadian BA rate borrowings. The initial applicable margin for borrowings under the senior secured revolving credit facilities will be 0.25% with respect to U.S. base rate or Canadian base rate borrowings, 0.75% with respect to Canadian prime rate borrowings and 2.00% with respect to LIBOR and Canadian BA rate borrowings. The applicable margin under the new senior secured credit facilities may be adjusted based upon the average aggregate amount of availability under the new senior secured revolving credit facilities, subject to decrease if the Company, exclusive of its European and Chinese subsidiaries, maintains a total leverage ratio below a predetermined threshold.

The loan agreement requires the borrowers to prepay any outstanding revolver loans with certain extraordinary receipts, such as tax refunds, indemnity payments, pension reversions and certain insurance proceeds. The borrowers may voluntarily prepay outstanding loans under the new senior secured credit facilities at any time without premium or penalty, other than customary ‘‘breakage’’ costs with respect to LIBOR loans.

All obligations under the new senior secured credit facilities are unconditionally guaranteed by us and, subject to certain agreed-upon exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. All of our obligations under the new senior secured credit facilities are secured, subject to permitted liens and other agreed upon exceptions, by our equity interests in the borrowers, and by substantially all of the assets of the borrowers and certain of our other subsidiaries (which pledges are, in the case of any foreign subsidiary, limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary).

The new senior secured credit facilities contain a number of covenants that, among other things and subject to certain agreed-upon exceptions, restrict the ability of the borrowers and their subsidiaries to:

•                  incur additional debt;

•                  make distributions to us and our direct or indirect parent companies, or redeem, repurchase or retire certain debt prior to scheduled maturity;

•                  make investments, loans, capital expenditures and acquisitions;

•                  pay dividends or other amounts to the borrowers from their subsidiaries;

•                  engage in transactions with  affiliates of the borrowers;

•                  sell assets;

•                  consolidate, merge, amalgamate, liquidate or wind up;

•                  enter in hedging agreements other than ordinary course of business hedges; and

•                  create liens.

The amended and restated loan agreement provides that at any time that availability under the new senior secured revolving credit facilities falls below certain predetermined thresholds, the borrowers are required to comply with a covenant specifying a minimum ratio of consolidated EBITDA to the aggregate outstanding principal and interest payments on certain debt (subject, in each case, to certain customary exclusions). Failure to comply with such financial maintenance ratio would constitute an event of default.

The amended and restated loan agreement governing our new senior secured credit facilities also contains certain customary affirmative covenants and events of default.

Preferred Stock

In connection with the acquisition of the Company by LS Cable, Cyprus issued 172,660 shares of Series A voting redeemable convertible preferred stock (the “new Series A preferred stock). Proceeds from the issuance of the new Series A preferred stock amounted to $172.7 million and were used by Cyprus to purchase outstanding shares of our common stock pursuant to the Agreement and Plan of Merger. The new Series A preferred stock will be a security of the Company upon completion of the merger of Cyprus with and into Superior Essex Inc.

Holders of the new Series A preferred stock are entitled to receive cumulative cash dividends payable semi-annually in an amount equal to the greater of (i) $17.50 per share and (ii) the aggregate per share amount of dividends or other distributions on the common stock of Superior Essex Inc. The new Series A preferred stock has a liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Each share of new Series A preferred stock is automatically convertible 6 ½ years from the date of issue, or earlier at the option of the holder, into one share of common stock of Superior Essex Inc. Each share of new Series A preferred stock shall have one vote with respect to all matters voted on by holders of the common stock of Superior Essex Inc. The new Series A preferred stock is subject to redemption, in whole but not in part, at the option of the holder at a price equal to (i) the liquidation preference plus assumed dividends calculated thereon at 7% per annum compounded annually, less (ii) dividends paid prior to the date of redemption plus assumed dividends thereon calculated at 7% per annum compounded annually from the date of such payment to the date of redemption.

Liquidity

A total of $275 million was borrowed under the new senior secured credit facilities in connection with the closing of the acquisition. The borrowed funds, together with cash on hand and intercompany loans and investments from LS Cable were used to (i) defease and redeem all of the outstanding 9% senior notes at 104.5% of par plus accrued interest ($277 million), (ii) redeem the outstanding Series A preferred stock of Superior Essex Holding at par plus accrued interest, (iii) pay transaction costs of approximately $31 million and (iv) fund payments of approximately $36 million with respect to outstanding options and stock awards (see note 8 to the consolidated condensed financial statements).

Our principal cash requirements generally include funding of our working capital, interest payments on the new senior secured credit facilities, dividends payments on the new Series A preferred stock, principal and interest payments on the China term and working capital loans, redemption of Invex’s €6 million convertible bonds, capital expenditures currently estimated at approximately $60 to $70 million for 2008, severance and other benefit payments in connection with the closure of our Vincennes, Indiana facility and Chauny, France facility and obligations related to our defined benefit pension plans. In addition, significant increases in the price of copper and the resultant increase in accounts receivable and, to a lesser degree, inventory, impacts our working capital funding requirements. Average copper prices have increased 17% in the second quarter of 2008 as compared to the fourth quarter of 2007.

We believe that our cash on hand, together with cash provided by operations and borrowing availability under our new senior secured credit facilities, the Essex Europe factoring agreement and the Tianjin credit facility will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

In April 2008 the FASB issued FASB Staff Position No.142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2005. Early adoption is prohibited. The Company is currently evaluating the effects, if any, that FSP 142-3 will have on its consolidated financial statements.

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

Commodity price risk management

The cost of copper, our most significant raw material, has historically been subject to considerable volatility. To manage the risk associated with such volatility, we enter into copper futures purchase contracts to match the metal component of customer product pricing with the copper cost component of the inventory shipped. These futures contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. Gains and losses are reclassified into earnings, as a component of cost of goods sold, when the hedged transactions are reflected in the statement of operations. Hedge ineffectiveness, which is not significant, is immediately recognized in earnings. Our copper futures purchase contracts designated as cash flow hedges are summarized as follows at June 30, 2008 and December 31, 2007:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
June 30, 2008:
Copper	5,853	2008	$3.60	$1,598
Copper	2,133	2009	3.69	268
	7,986			1,866
December 31, 2007:
Copper	5,450	2008	3.14	$(495)

All of the unrealized gains on commodity futures outstanding at June 30, 2008 are expected to be reclassified to earnings within the next twelve months.

We also periodically enter into commodity futures contracts which represent economic hedges but have not been designated as hedges for accounting purposes (“non-designated derivatives”). These futures contracts are intended to minimize the risks associated with forward product pricing for customers and changing copper prices. We use copper futures purchase contracts to match the copper component of customer product pricing with the copper cost component of the inventory shipped. We use copper futures sales contracts to fix a portion of the gross margin related to the copper component of certain of our products. Gains and losses on these non-designated derivatives are recorded in income as a component of cost of goods sold. Our non-designated commodities futures contracts outstanding at June 30, 2008 and December 31, 2007 are summarized as follows:

Type	Notional Amount	Maturity Date	Weighted Average Contract Rate	Fair Value Gain (Loss)
	(in thousands of pounds)			(in thousands)
June 30, 2008:
Copper purchase contracts	4,207	2008	$3.60	$205
Copper purchase contracts	220	2009	3.35	81
Copper sales contracts	1,543	2008	3.85	(47)
Copper sales contracts	110	2009	3.85	—
	6,080			$239
December 31, 2007:
Copper purchase contracts	2,876	2008	3.07	$(293)

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

The following table summarizes information about foreign currency forward exchange contract derivatives as of June 30, 2008 and December 31, 2007. These contracts are generally executed on the last day of the reporting period and therefore the fair value of contracts outstanding at June 30, 2008 and December 31, 2007 is not significant.

			Weighted
Derivatives	Notional Amount		Average Contract Rate
	(in thousands)
June 30, 2008:
U.S. dollars for Euros	5,200	USD	0.64
Canadian dollars for U.S. dollars	1,500	USD	1.02
Canadian dollars for U.S. dollars	15,000	CAD	0.98
British pounds for Euros	10,700	EURO	0.79
Euros for U.S. dollars	3,924	EURO	1.57
British pounds for Euros	3,000	GBP	1.26

December 31, 2007:
U.S. dollars for Euros	4,100	USD	0.68
Canadian dollars for U.S. dollars	4,000	USD	0.99
Canadian dollars for U.S. dollars	13,000	CAD	1.01
British pounds for Euros	7,000	EURO	0.74
Euros for U.S. dollars	1,980	EURO	1.46
British pounds for Euros	1,700	GBP	1.35

Purchase Commitments

We accept certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, we enter into forward fixed-price purchase commitments with our suppliers for copper to match our cost to the value of the copper expected to be billed to customers. At June 30, 2008, we had forward fixed price copper purchase commitments for delivery of 29.6 million pounds through April 2009 for $109.1 million. Additionally at June 30, 2008, we had forward purchase fixed price commitments for 0.4 million pounds of aluminum through December 2008, 227,000 megawatts of electricity through 2011 and 120,000 MMBTUs of natural gas through December 2008 amounting to $0.6 million, $21.2 million and $1.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls provides absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of shares of our common stock during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2008	4,301	$29.32	—	—
May 2008	—	—	—	—
June 2008(a)	—	—	—	—

(a)                                  Represents shares withheld from members of management to satisfy minimum statutory tax withholdings due as a result of the vesting restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Company’s annual meeting of shareowners held on May 6, 2008:

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Election of Class II directors:
Stephanie W. Bergeron	12,602,657	5,221,258	154,820	—
Thomas H. Johnson	16,654,176	1,169,740	154,820	—
Perry J. Lewis	16,967,282	850,382	161,074	—
Company proposals to:
Authorize amendments to the Superior Essex Inc. 2005 Incentive Plan	15,115,543	1,140,706	244,932	1,477,557
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	17,284,342	542,393	152,002	—

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of June 11, 2008, by and between LS Cable Ltd. and Superior Essex Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Essex Inc. dated June 13, 2008).

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

10.8*	Amended and Restated Senior Executive Retirement Plan (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)
10.9*	Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of Superior Essex dated March 19, 2008)
10.10*	Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Superior Essex Inc. for the quarter ended March 31, 2008)
10.11*

Amended and Restated Employment Agreement dated June 11, 2008 between Stephen M. Carter and Superior Essex Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Essex dated June 13, 2008)

10.12*

Amended and Restated Employment Agreement dated June 11, 2008 between David S. Aldridge and Superior Essex Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Essex dated June 13, 2008)

10.13*

Amended and Restated Employment Agreement dated June 11, 2008 between Justin F. Deedy, Jr. and Superior Essex Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Essex dated June 13, 2008)

10.14*

Amended and Restated Employment Agreement dated June 11, 2008 between Barbara L. Blackford and Superior Essex Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Essex dated June 13, 2008)

10.16	Amended director compensation schedule, effective July 1, 2008, to the Director Compensation Plan approved December 5, 2006.
31.1	Rule 13a-14(a) certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*               Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Essex Inc.

	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge
Executive Vice President, Chief Financial Officer
and Treasurer
(duly authorized officer and principal financial
Date: August 7, 2008		officer)